Form 10-K
period 2013-12-31
WESTMORELAND COAL Co
filed 2014-02-28
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates as of June 30, 2013 was $133,270,554.
There were 14,847,053 shares outstanding of the registrant’s common stock, $2.50 par value per share (the registrant’s only class of common stock), as of February 26, 2014.
  ______________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed by the Company in connection with its 2014 Annual Meeting of Stockholders scheduled to be held on May 20, 2014, which will be filed within 120 days after December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

WESTMORELAND COAL COMPANY
FORM 10-K
ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make throughout this report regarding the Sherritt Acquisition and its anticipated effects on us, and statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Anticipated Variances Between 2013 and 2014 and Related Uncertanties” regarding factors that may cause our results of operation in future periods to differ from our expectations.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are statements neither of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:

•	Changes in our post-retirement medical benefit and pension obligations and the impact of the recently enacted healthcare legislation;

•	The impact of the recently enacted healthcare legislation and its effect on our employee health benefit costs;

•
Our potential inability to expand or continue current coal operations due to limitations in obtaining bonding capacity for new mining permits, and/or increases in our mining costs as a result of increased bonding expenses;

•	Our substantial level of indebtedness, now and following the Sherritt Acquisition, and potential inability to maintain compliance with debt covenant requirements;

•	The potential inability of our subsidiaries to pay dividends to us due to restrictions in our debt arrangements, reductions in planned coal deliveries or other business factors;

•	The effect of Environmental Protection Agency inquiries and regulations on the operations of the power plants we provide coal to;

•	The effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

•
Future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases;

•	Our ability to complete the Sherritt Acquisition;

•
Our expansion into international operations as a result of the Sherritt Acquisition which will expose us to risks relating to exchange rates and exchange controls, general economic and political conditions, costs associated with compliance with governmental regulations in multiple jurisdictions, tax-related risks and export or import requirements for, or restrictions related to, our products;

•	Our efforts to effectively integrate the Sherritt operations with our existing business and our ability to manage our expanded operations following the acquisition; and

•	Our ability to realize growth opportunities and cost synergies as a result of the Sherritt Acquisition.
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
Today, Westmoreland Coal Company is an energy company employing approximately 1,370 employees whose operations include six surface coal mines in Montana, Wyoming, North Dakota and Texas, and two coal-fired power-generating units in North Carolina. We sold 24.9 million tons of coal in 2013. Our two principal operating segments are our coal and power segments. Our two non-operating segments are our heritage and corporate segments. Our heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our corporate segment consists primarily of corporate administrative expenses.
The following chart provides an overview of the operating subsidiaries that comprise our coal and power segments and our relationship to each of them:
We produce and sell thermal coal primarily to investment grade utility customers under long-term cost-protected contracts. Our focus is on coal markets where we can utilize dragline surface mining methods that historically have predictable and consistent costs and production rates and with which we have extensive operational experience. In addition, we focus on mine locations that allow us to take advantage of close customer proximity through mine-mouth power plants and strategically located rail transportation, with the goal of being the low-cost supplier of choice to the customers that we serve. We believe this business model has contributed to the stability of our cash flows and results of operations.
As of December 31, 2013, we had two classes of long-term debt outstanding: (1) $85.5 million of term debt issued by Westmoreland Mining, LLC, or WML, referred to herein as the WML Notes; and (2) $251.5 million of senior secured notes issued by us at the parent level, referred to herein as the 10.75% Senior Notes or the Notes. We incorporate by reference the information regarding the revenues, operating income and total assets of each of our segments for the years ended December 31, 2013, 2012 and 2011 contained in Note 16 — Business Segment Information to our consolidated financial statements.
Recent Developments
As we have previously announced, on December 24, 2013, we entered into a definitive Arrangement Agreement, which we refer to as the Arrangement Agreement, to acquire the coal operations of Sherritt International Corporation, or Sherritt, which consist of its Prairie Mines & Royalty Ltd. subsidiary, or PMRL or Prairie, and its Coal Valley Resources Inc. subsidiary, or CVRI or Mountain. We refer to this transaction and certain related transactions as the Sherritt Acquisition. Upon closing of the Sherritt Acquisition, PMRL and CVRI, which we refer to as the Sherritt Subsidiaries, will become wholly owned subsidiaries of Westmoreland. PMRL and CVRI collectively operate seven surface coal mines located in Alberta and Saskatchewan and a char production facility and hold a 50% interest in an activated carbon plant, which we refer to as the

Sherritt Assets. Sherritt’s royalty business, currently held under its Prairie operations, will be transferred by Westmoreland to Altius Minerals Corporation concurrently with the closing of the Sherritt Acquisition. We expect the Sherritt Acquisition to be completed by the end of the first quarter of 2014.
We are financing the Sherritt Acquisition and certain related transactions through the issuance of $425 million in aggregate principal amount of 10.75% Senior Secured Notes, which are referred to herein as the New Notes. On February 7, 2014, we closed the initial offering of the New Notes at a price of 106.875% plus accrued interest from February 1, 2014. The net proceeds of the offering of the New Notes will be used to finance the approximately $293 million cash portion of the purchase price of the Sherritt Acquisition, an estimated $58 million to satisfy the cash bonding obligations for the Sherritt Assets and cash transaction costs associated with the acquisition and the offering of New Notes of approximately $26 million. The balance of the proceeds will be used to fund the prepayment of the WML Notes and for other general corporate purposes. The proceeds of the offering are being held in escrow pending the completion of the Sherritt Acquisition.
Following the Sherritt Acquisition, we will be the sixth largest North American coal producer as measured by pro forma combined 2012 production of nearly 52 million tons, and we believe the 27 total dragline excavators we operate will make us the largest dragline operator among North American coal companies. The following map shows our combined, pro forma operations following the Sherritt Acquisition:

Westmoreland Operations - Pro Forma after giving effect to the Sherritt Acquisition

Coal Segment
General
Our coal segment’s focus is on niche coal markets where we take advantage of customer proximity and strategically located rail transportation. As of December 31, 2013, approximately three-fourths of our coal production was mine mouth, sold under long-term coal contracts to neighboring power plants. The remaining coal production was sold on the open market, where we use our logistical advantages to deliver our coal via truck and rail transportation. Two-thirds of our coal production comes from our sub-bituminous coal reserves located in the Northern Powder River Basin and southwestern Wyoming, as of December 31, 2013. The remaining third of our production is lignite. We project that about 60% of our contracted tons in 2014 will remain under contract through 2018.
In 2013, we sold 24.9 million tons of coal compared to 21.7 million in 2012.

The following table provides summary information regarding our principal mining operations as of December 31, 2013:

Mining Operation	Prior Operator	Manner of Transport	Machinery	Tons Sold (In thousands)			Total Cost of Property, Plant and Equipment ($ in millions)	Employees/Labor Relations(1)	Coal Seam
				2011	2012	2013
MONTANA
Rosebud	Entech, Inc., a subsidiary of Montana Power, Purchased 2001	• Conveyor belt • BNSF Rail • Truck	• 4 draglines • Load-out facility	8,785	8,018	8,234	$164.7	369 employees; 291 represented by Local 400 of the IUOE	• Rosebud
Absaloka	Washington Group International, Inc. as contract operator, Ended contract in 2007	• BNSF Rail • Truck	• 1 dragline • Load-out facility	5,557	2,714	4,168	$152.3	183 employees; 150 represented by Local 400 of the IUOE	• Rosebud-McKay
Savage	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., Purchased 2001	• Truck	• 1 dragline	350	298	350	$9.1	13 employees; 11 represented by Local 400 of the IUOE	• Pust
TEXAS
Jewett	Entech, Inc., a subsidiary of Montana Power, Purchased 2001	• Conveyor belt	• 4 draglines	4,204	4,201	5,015	$32.0	322 employees	• Wilcox Group
NORTH DAKOTA
Beulah	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., Purchased 2001	• Conveyor belt • BNSF Rail	• 1 dragline • Load-out facility	2,920	2,267	2,521	$65.5	139 employees; 111 represented by Local 1101 of the UMWA	• Schoolhouse • Beulah-Zap
WYOMING(2)
Kemmerer	Chevron Mining Inc., Purchased 2012	• Conveyor belt • Rail • Truck	• Truck and shovel	*(2)	4,247	4,639	$162.8	285 employees; 226 represented by Local 1307 of the UMWA	• Adaville Series
TOTALS
				21,816	21,745	24,927	$586.4	1,311 employees

(1)
As of December 31, 2013, 789 employees, or approximately 58% of our total employees, were represented by collective bargaining agreements. The labor agreements at the Absaloka Mine, Savage Mine, Kemmerer Mine and Rosebud Mine expire in 2015, 2016, 2018 and 2019, respectively. The labor agreement at our Beulah expires in 2014, which covers approximately 8% of our total work force.

(2)	We closed on the acquisition of the Kemmerer Mine on January 31, 2012; historical tonnage for 2011 is not applicable.

Properties
We had an estimated 514.5 million tons of total proven or probable coal reserves as of December 31, 2013. Montana, Wyoming, Texas, and North Dakota each use a permitting process approved by the Office of Surface Mining. Our mines have chosen to permit coal reserves on an incremental basis and given the current rates of mining and demand, have sufficient permitted coal to meet production for the periods shown in the table below. We secure all of our final reclamation obligations by reclamation bonds as required by the respective state agencies. We perform contemporaneous reclamation activities at each mine in the normal course of operations and coal production.
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

The following table provides information about our mines as of December 31, 2013:

	Absaloka Mine	Rosebud Mine	Jewett Mine	Beulah Mine	Savage Mine	Kemmerer Mine	Total
Owned by	Westmoreland Resources, Inc.	Western Energy Company	Texas Westmoreland Coal Co.	Dakota Westmoreland Corporation	Westmoreland Savage Corporation	Westmoreland Kemmerer, Inc.
Location	Big Horn County, MT	Rosebud and Treasure Counties, MT	Leon, Freestone and Limestone Counties, TX	Mercer and Oliver Counties, ND	Richland County, MT	Lincoln County, WY
Coal reserves (thousands of tons)(1) Proven	52,015	288,721	29,231	25,205	4,859	90,039	490,070
Probable	—	—	—	15,516	—	8,867	24,383
Total proven and probable reserves (thousands of tons)	52,015	288,721	29,231	40,721	4,859	98,906	514,453
Permitted reserves (thousands of tons)	52,015	107,394	29,231	11,622	4,859	40,186	245,307
2013 production (thousands of tons)	4,140	8,247	4,978	2,478	354	4,635	24,832
Estimated life of permitted reserves(2)	2020	2024	2021	2014	2026	2025
Lessor	• Crow Tribe • Private parties	• Federal Government • State of MT • Great Northern Properties	• Private parties	• Private parties • State of ND • Federal Government	• Federal Government • Private parties	• Federal Government • Private parties
Lease term	Through exhaustion	Varies	Varies	Varies	Varies	Varies
Current production capacity (thousands of tons)	7,500	13,300	7,000	3,400	400	7,000
Coal type	Sub-bituminous	Sub-bituminous	Lignite	Lignite	Lignite	Sub-bituminous
Major customers	• Xcel Energy • Western Fuels Assoc. • Midwest Energy • Rocky Mountain Power • Trans Alta	• Colstrip 1&2 owners • Colstrip 3&4 owners	• NRG Texas Power LLC	• Otter Tail • MDU • Northern Municipal Power Agency • Northwestern Energy	• MDU • Sidney Sugars	• PacifiCorp • Various industrial customers
Delivery method	Rail / Truck	Truck / Rail / Conveyor	Conveyor	Conveyor / Rail	Truck	Conveyor/ Rail/ Truck
Approx. heat content (BTU/lb.)(3)	8,509	8,530	6,619	7,090	6,549	9,986
Approx. sulfur content (%)(4)	0.64	0.69	0.85	0.66	0.52	0.77
Year current complex opened	1974	1968	1985	1963	1958	1950(5)
Total tons mined since inception (thousands of tons)	185,017	456,938	196,691	109,967	15,502	178,711
 ____________________

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

(3)	Approximate heat content applies to the coal mined in 2013.

(4)	Approximate sulfur content applies to the tons mined in 2013.

(5)	The Elkol Underground Mine opened in 1950 and the Sorenson Surface Operations opened in 1963. Tons mined since inception for Kemmerer are for tons mined from 1950 through 2013.
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
We are a party to two leases with the Crow Tribe covering 18,406 acres of land at our Absaloka Mine, which are held by our wholly owned subsidiary, Westmoreland Resources, Inc., or WRI. In 2008, and in order to take advantage of certain available tax credits for the production of coal on the leased Crow Tribe land, WRI entered into a series of transactions, including the formation of Absaloka Coal, LLC with an unaffiliated partner. We received a private letter ruling from the IRS providing that the Indian Coal Tax Credits are available to us. As part of such transaction, WRI subleased its leases with the Crow Tribe to Absaloka Coal, LLC, granting it the right to mine specified quantities of coal with WRI as contract miner. We have paid the Crow Tribe 33% of the expected payments we have received from the partner. On May 30, 2013, we extended our ICTC monetization transaction two and a half months to December 31, 2013 to coincide with the IRS's extension of the ICTC.  We also agreed with our partner in the transaction to adjust the mining fee WRI receives as compensation for mining to better reflect current market conditions. The tax credit expired at the end of 2013. Our partner did not extend the ICTC monetization transaction with us and it expired on December 31, 2013. Since 2009, we have experienced a yearly average of $3.1 million of income and $6.1 million of cash receipts from the ICTC. We are currently pursuing future monetization of the ICTC in the event that the IRS extends the ICTC beyond December 31, 2013.
The majority of our properties and assets are encumbered by liens securing our and our subsidiaries outstanding indebtedness. In particular, all of the assets of WRI, consisting primarily of our Absaloka Mine, and the assets of our wholly owned subsidiary, Westmoreland Kemmerer, Inc., or WKI, which holds our Kemmerer Mine, are encumbered by liens securing our 10.75% Senior Notes. In addition, the assets of our WML subsidiary, consisting primarily of our Rosebud, Beulah and Savage mines, are encumbered by liens securing the WML Notes and revolving line of credit. Finally, we are party to revolving credit facility with The PrivateBank and Trust Company, which we refer to as our Revolving Credit Facility, borrowings under which are secured by first priority liens on our and our subsidiaries accounts receivable, inventory and certain other specified assets.
Customers
We sell most of the coal that we produce (89% in 2013) to plants that generate electricity. In 2013, we derived approximately 67% of our total revenues from coal sales to five power plants: Colstrip Units 3&4 (17%), Naughton Power Station (17%), Limestone Generating Station (13%), Colstrip Units 1&2 (13%) and Coyote Station (7%). We sell the majority of our tons under contracts with remaining supply obligation terms of three years or more. We provide coal delivery via conveyor belt to our mine-mouth customers, and also sell coal and lignite on a Free On Board, or FOB, basis to our other customers. The purchaser of coal normally bears the cost of transportation and risk of loss from load-out to its final destination.
Rosebud. The Rosebud Mine has two contracts with the adjacent Colstrip Station power generating facility. A new cost protected agreement with Colstrip Units 1&2 has a projected term through at least 2019 and expected tons of 3.0 million per year. A second agreement at Units 3&4 covers approximately 7.0 million tons per year and is set to expire at the end of 2019. This contract is also cost-plus, but has provisions for specific returns on capital investment.
Absaloka. The Absaloka Mine operates primarily in the open market and has several three- to five-year contracts with various parties that generally supply 5.5 million tons per year, but only supplied 4.2 million tons in 2013 due to customer outages. Approximately 42% of all tons sold in 2013 were to the rail-served Sherburne County Generating Station in Minnesota under multiple contracts. Prices under these agreements are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel.
Savage. The Savage Mine supplies approximately 0.3 million tons per year to the local Lewis & Clark Power Station. The mine entered into a new agreement with the Lewis & Clark Power Station in December 2012 that expires December 2017. Prices under this agreement are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel.
Jewett. The Jewett Mine has a cost protected agreement with NRG Texas Power’s adjacent Limestone Generating Station. NRG Texas Power is also responsible for the mine’s capital and reclamation expenditures. The agreement has a term through 2018, which may be extended by NRG Texas Power for up to an additional ten years or until the mine’s reserves are exhausted. NRG has the option to determine volumes to be delivered, which average approximately 5.0 million tons per year, and to terminate the agreement at its discretion.
Beulah. The Beulah Mine supplies approximately 2.1 million tons per year to the adjacent Coyote Electric Generating Plant via conveyor belt under an agreement that expires in May 2016. It also supplies approximately 0.4 million tons per year via rail to the Heskett Power Station under an agreement that expires in 2016. Prices under these agreements are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel.
Kemmerer. The Kemmerer Mine supplies approximately 2.9 million tons per year to the adjacent Naughton Power Station via conveyor belt under an agreement that expires in December 2021. Kemmerer also supplies approximately 1.7 million tons a year to various industrial customers, with the vast majority being shipped short-haul rail or truck to Trona plants in Green River, Wyoming. Prices under these agreements are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel.
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
Seasonality
Our coal business has historically experienced only limited variability in its results due to the effect of seasons; however, we are impacted by seasonality due to weather patterns and our customer's annual maintenance outages which typically occur during the second quarter. In addition, our customers generally respond to seasonal variations in electricity demand based upon the number of heating degree days and cooling degree days. Due to stockpile management by our customers, our coal sales may not experience the same direct seasonal volatility; however, extended mild weather patterns can impact the demand for our coal. Our sales typically benefit from decreases in customers' stockpiles due to high electricity demand. Conversely, when these stockpiles increase, demand for our coal will typically soften. Further, our ability to deliver coal is impacted by the seasons. Because the majority of our mines are mine-mouth operations that deliver their coal production to adjacent power plants, our exposure to transportation delays or outages as a result of adverse weather conditions is limited.
Material Effects of Regulation
We are subject to extensive regulation with respect to environmental and other matters by federal, state, provincial and local authorities. Federal laws to which we are subject include the Surface Mining Control and Reclamation Act of 1977, or

SMCRA, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right to Know Act and the Resource Conservation and Recovery Act. The United States Environmental Protection Agency, or EPA, and/or other authorized federal or state agencies administer and enforce these laws. Non-compliance with federal, tribal and state and provincial laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities, including suspension or termination of operations. In addition, we may be required to make large and unanticipated capital expenditures to comply with future laws, regulations or orders as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders. Our reclamation obligations under applicable environmental laws will be substantial. Certain of our coal sales agreements contain government imposition provisions that allow the pass-through of compliance costs in some circumstances.
Safety is a core value of Westmoreland Coal Company. We use a grass roots approach, encouraging and promoting employee involvement in safety and accept input from all employees; we feel employee involvement is a pillar of our safety excellence. In 2012, our Rosebud Mine received the Sentinels of Safety award in the large surface coal category.
During 2013, we continued to maintain reportable and lost time incident rates significantly below national averages as indicated in the table below.

	2013
	Reportable Rate	Lost Time Rate
WCC Mines	1.32	0.66
National Surface Mines	1.69	1.17
Following passage of The Mine Improvement and New Emergency Response Act of 2006, amending the Federal Mine Safety and Health Act of 1977, the U.S. Mine Safety and Health Administration (“MSHA”) significantly increased the oversight, inspection and enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There has also been a dramatic increase in the dollar penalties assessed by MSHA for citations issued over the past two years. Most of the states in which we operate have inspection programs for mine safety and health. Collectively, federal and state safety and health regulations in the coal mining industry are perhaps the most comprehensive and pervasive systems for protection of employee health and safety affecting any segment of U.S. industry.
The following provides brief summaries of certain Federal laws and regulations to which we are subject and their effects upon us:
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
Clean Air Act and Related Regulations. The federal Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emission control requirements relating to air pollutants, including particulate matter, which may include controlling fugitive dust. The Clean Air Act indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. It also affects us directly because ROVA is subject to significant regulation under the Clean Air Act. In recent years, Congress has considered legislation that would require increased reductions in emissions of sulfur dioxide, nitrogen oxide and mercury, as well as GHGs. The air emissions programs, regulatory initiatives and standards that may affect our operations, directly or indirectly, include, but are not limited to, the following:

•
Greenhouse Gas Emissions Standards. In April 2012, the EPA proposed new limits on greenhouse gas emissions from new electric generating units (“EGUs”) under Section 111 of the Clean Air Act (“GHG NSPS”). The proposed limits are referred to as “new source performance standards” because they apply only to new or reconstructed sources. The proposal required all new fossil-fuel-fired EGUs to emit no more than 1,000 pounds of CO2 / megawatt hour on an average annual basis, which is based on the CO2 emissions from natural gas combined cycle facilities. The EPA later indicated its intention to issue a new proposal in light of over 2 million comments on the April 2012 proposal and ongoing developments in the industry. In June 2013, President Obama directed the EPA to issue that new proposal by September 30, 2013, and to finalize it in a timely manner. In September 2013, the EPA revoked its April 2012 proposal and instead proposed new limits, which would require all new coal-fired EGUs to emit no more than 1,100 pounds of CO2 / megawatt hour on an average annual basis, and new natural gas-fired plants to meet a standard of either 1,000 or 1,100 pounds of CO2 / megawatt hour (depending on size). Under the Clean Air Act, new source performance standards like the GHG NSPS have binding effect from the date of proposal. Once NSPSs are finalized, EPA must issue guidance to states for the issuance of existing source standards. The GHG NSPS as currently proposed may be a major obstacle to the construction and development of any new coal-fired generation capacity because it is unlikely, with a few possible exceptions, that the limits in the proposal can be achieved by a new coal-fired EGU without the use of carbon capture and sequestration technology.

•
Mercury Air Standards. In February 2012, the EPA published national emission standards under Section 112 of the Clean Air Act setting limits on hazardous air pollutant emissions from coal- and oil-fired EGUs. The “Mercury Air Toxics Standards,” or “MATS Rule,” is expected to be one of the most costly rules ever issued by the EPA. It has also proven highly controversial, drawing numerous legal challenges in the U.S. Court of Appeals for the D.C. Circuit as well as petitions for administrative reconsideration filed with the EPA. While the MATS Rule will generally require all coal- and oil-fired EGUs to reduce their hazardous air pollutant emissions, it is particularly problematic for any new coal-fired sources. This is because the new-source limits are so low that they cannot be accurately measured and vendors of pollution control equipment have said they cannot provide commercial guarantees that the limits can be achieved. And because such guarantees are a precondition to obtaining financing in the marketplace, the MATS Rule effectively amounts to a ban on the construction of new coal-fired EGUs. In July 2012, however, the EPA agreed to reconsider the new source standards in response to requests by industry. In November 2012, the EPA published proposed new source standards with revised, less stringent, emission limits. In April 2013, the EPA published new new-source limits under the MATS Rule, and then in June 2013, the EPA reopened for 60 days the public comment period on certain startup and shutdown provisions included in the November 2012 proposal. In June 2013, certain environmental organizations and industry groups filed appeals of the rule as revised.

•
National Ambient Air Quality Standards (“NAAQS”) for Criteria Pollutants. The Clean Air Act requires the EPA to set standards, referred to as NAAQS, for six common air pollutants, including nitrogen oxide and sulfur dioxide. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. Meeting these limits may require reductions of nitrogen oxide and sulfur dioxide emissions. Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change. On June 22, 2010, the EPA published a final rule that tightens the NAAQS for sulfur dioxide. On February 17, 2012 the EPA published final NAAQS for nitrogen dioxide. On January 15, 2013, EPA published final NAAQS for particulate matter; EPA lowered the annual standard for particles less than 2.5 micrometers in diameter but maintained the NAAQS for particles less than 10 micrometers in diameter. Non-attainment designations were set for sulfur dioxide in February 2013 and were set for nitrogen dioxide in January 2012. State implementation plans are due in the winter of 2014 and the deadline to achieve attainment is the summer of 2017. We do not know whether or to what extent these developments might affect our operations or our customers’ businesses. In 2008, EPA finalized the current 8-hour ozone standard. EPA agreed to reconsider the standard, and in 2010 EPA proposed to further reduce the standard. Under orders from President Obama, this NAAQS was not finalized and review is ongoing. A proposal for a lower standard was expected during 2013, but the EPA has not yet published any.

•
Clean Air Interstate Rule and Cross-State Air Pollution Rule. (“CAIR”) and Cross-State Air Pollution Rule (“CSAPR”). The CAIR calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In 2008, the U.S. Court of Appeals for the District of Columbia Circuit found that the CAIR was fatally flawed, but ultimately agreed to allow it to remain in place pending the EPA’s development of a replacement rule because of concerns about potential disruptions. In June 2011, the EPA finalized the CSAPR as a replacement rule to the CAIR, which requires 28 states in the Midwest and eastern seaboard of the United States to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reductions effective in 2014. On December 15, 2011, the EPA finalized a supplemental rulemaking to require Iowa, Michigan,

Missouri, Oklahoma and Wisconsin to make summertime reductions to nitrogen oxide emissions under the CSAPR ozone-season control program. However, on December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of CSAPR pending resolution of judicial challenges to the rules and ordered the EPA to continue enforcing the CAIR until the pending legal challenges have been resolved. In August 2012, the US Court of Appeals vacated the CSAPR in a 2-to-1 decision and left the CAIR standards in place. In January 2013, the court rejected EPA’s request for en banc review. In March 2013, the Solicitor General’s office, on behalf of the EPA, and separately certain non-governmental organizations, filed petitions for writs of certiorari with the US Supreme Court seeking review of the Court of Appeals decision, and the Supreme Court granted those petitions in June 2013. The Supreme Court heard oral arguments in December 2013 and will likely issue a decision by June 2014.

•
Other Programs. A number of other air-related programs may affect the demand for coal and, in some instances, coal mining directly. For example, the EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks. The EPA’s new source review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly change emissions, to install the more stringent air emissions control equipment required of new plants, and concerns about potential failures to comply have resulted in a number of high-profile enforcement actions and settlements over the years resulting in some instances in settlements under which operators install expensive new emissions control equipment. The Acid Rain program under Title IV of the Clean Air Act continues to impose limits on overall sulphur dioxide and nitrogen oxide emissions from regulated EGUs. There is pending litigation to force the EPA to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the Clean Air Act and establish standards to reduce emissions from sources of methane and other emissions related to coal mines after the EPA declined in 2013 to take such action, not based on the merits but citing resource constraints.

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

The EPA determined that coal combustion residuals (“CCR”) do not warrant regulation as hazardous wastes under RCRA in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes. The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill. There have been several legislative proposals that would require the EPA to further regulate the storage of CCR. Any significant changes in the management of CCR could increase our customers’ operating costs and potentially reduce their ability to purchase coal. In addition, in June 2010 the EPA released a proposal with two possible options for the regulation of CCR. One would regulate the CCR as hazardous or special waste and the other would classify the CCR as non-hazardous waste. Under both options, the EPA would establish dam safety requirements to address the structural integrity of surface impoundments to prevent catastrophic releases. The EPA conducted additional information collections in late 2011; however, the EPA had not finalized CCR rules nor established a timeline for finalization. The EPA did not address in the proposed regulations the use of CCR as minefill, but indicated that it would separately work with the Office of Surface Mining in order to develop effective federal regulations ensuring that such placement is adequately controlled. In April 2012, several environmental organizations filed suit against the EPA to compel the EPA to take action on the proposed rule. If CCR were classified as a special or hazardous waste, regulations may impose restrictions on ash disposal, provide specifications for storage facilities, require groundwater testing and impose restrictions on storage locations, which could increase our and our customers’ operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, can lead to material liability for our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.
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
Climate Change Legislation and Regulations. Numerous proposals for federal and state legislation have been made relating to greenhouse gas, or GHG, emissions (including carbon dioxide) and such legislation could result in the creation of substantial additional costs in the form of taxes or required acquisition or trading of emission allowances. Many of the federal and state climate change legislative proposals use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap would become more stringent with the passage of time. The proposals establish mechanisms for GHG sources such as power plants to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions for their own operations. Some states, including California, and a number of states in the northeastern and mid-Atlantic regions of the US that are participants in a program known as the Regional Greenhouse Gas Initiative (often referred to as “RGGI”), which is limited to fossil-fuel-burning power plants, have enacted and are currently operating programs that, in varying ways and degrees, regulate GHGs.
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

Passage of additional state or federal laws or regulations regarding GHG emissions or other actions to limit carbon dioxide emissions could result in fuel switching from coal to other fuel sources by electricity generators and thereby reduce demand for our coal or indirectly the prices we receive in general. In addition, political and regulatory uncertainty over future emissions controls have been cited as major factors in decisions by power companies to postpone new coal-fired power plants. If these or similar measures, such as controls on methane emissions from coal mines, are ultimately imposed by federal or state governments or pursuant to international treaties, our operating costs or our revenues may be materially and adversely affected. In addition, alternative sources of power, including wind, solar, nuclear and natural gas could become more attractive than coal in order to reduce carbon emissions, which could result in a reduction in the demand for coal and, therefore, our revenues. Similarly, some of our customers, in particular smaller, older power plants, could be at risk of significant reduction in coal burn or closure as a result of imposed carbon costs. The imposition of a carbon tax or similar regulation could, in certain situations, lead to the shutdown of coal-fired power plants, which would materially and adversely affect our coal and power plant revenues.
Bonding Requirements. Federal and state laws require mine operators to assure, usually through the use of surety bonds, payment of certain long-term obligations, including the costs of mine closure and the costs of reclaiming the mined land. The costs of these bonds have fluctuated in recent years, and the market terms of surety bonds have generally become more favorable to us. Surety providers are requiring smaller percentages of collateral to secure a bond, which will require us to provide less cash to collateralize bonds to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by an increase in the number of companies willing to issue surety bonds. As of December 31, 2013, we have posted an aggregate of $298.6 million in surety bonds for reclamation purposes, with approximately $41.0 million of cash collateral.
Regulation applicable to ROVA. With respect to our Power segment, ROVA is among the newer and cleaner coal-fired power plants in the United States. Under Title IV of the Clean Air Act, ROVA is exempt from, but may opt-in to receive allocations of sulfur dioxide emission allowances. The plants are among the lowest coal-fired emitters of mercury in the country. We are evaluating whether ROVA could be a net consumer or seller of mercury allowances under new and pending regulations. Currently, ROVA is a consumer of sulfur dioxide allowances and nitrogen oxide credits, and we expect an increase in costs associated with nitrogen oxide allowances at ROVA. With regard to coal ash regulations, ROVA landfills its combustion waste. The landfills are lined and we believe they meet North Carolina Department of Solid Waste regulations.
An important factor relating to the impact of GHG-related legislation and regulations and any other environmental regulations on our Power segment will be our ability to recover the costs incurred to comply with any regulatory requirements that the government ultimately imposes. We may not recover the costs related to compliance with regulatory requirements imposed on us due to limitations in our power purchase agreements. If we are unable to pass through such costs incurred by ROVA to Dominion Virginia Power or recoup them in another manner such as through allowances, it could have a material adverse effect on our results of operations at ROVA.
Power Segment
General
We own two coal-fired power-generating units in Weldon, North Carolina with a total capacity of approximately 230 megawatts, which we refer to collectively as ROVA. We built ROVA, which commenced operations in 1994, as a Public Utility Regulatory Policies Act co-generation facility to supply Dominion North Carolina Power (“Dominion”). ROVA is held by our wholly-owned subsidiary Westmoreland Partners. All of the assets of Westmoreland Partners are encumbered by liens securing our 10.75% Senior Notes.
The following table shows megawatt hours produced and average annual capacity factors achieved at ROVA for the last three years:

Year	Megawatt Hours	Capacity Factor
2013	1,566,000	85%
2012	1,477,000	80%
2011	1,607,000	87%
ROVA operated normally in 2013 with fewer unplanned outages than in 2012, and consequently ROVA's total megawatt hours and capacity factor returned to more normal levels.

Coal Supply
ROVA purchases coal under long-term contracts from coal suppliers with identified reserves located in Central Appalachia, with contracts expiring in 2014 and 2015. Today’s open market price for Central Appalachia coal is significantly greater than the price in our coal supply agreements.
Customer
ROVA supplies all of the power it produces to Dominion and generates all of its revenues from such sales. In 2013, the sale of power by ROVA to Dominion accounted for approximately 13% of our consolidated revenues. We are impacted by seasonality due to the impact of weather on customer demand and scheduled maintenance outages typically performed in the spring and fall.
On December 23, 2013, Westmoreland Partners entered into a Consolidated Power Purchase and Operating Agreement (the “Consolidated Agreement”) with Dominion that provides for the exclusive sale to Dominion of all of ROVA’s net electrical output and dependable capacity. The Consolidated Agreement amends, restates and consolidates in their entirety the prior agreements governing the sale of capacity and electric energy from ROVA. Among other things, the Consolidated Agreement: (i) contains certain provisions that we believe will allow Westmoreland Partners to remain cash flow positive; (ii) continues to provide a right of first refusal in favor of Dominion for the purchase of ROVA; and (iii) terminates in March of 2019. Under the Consolidated Agreement, ROVA will run periodically for testing purposes and during some periods of peak electric energy demand. At other times when it is required to provide electric energy under the Consolidated Agreement, Westmoreland Partners may purchase such energy from one or more third party providers for sale to Dominion under the Consolidated Agreement. We have hedged and may hedge in the future the pricing of the electric energy to be acquired from third party providers and sold under the Consolidated Agreement.
Material Effects of Regulation Applicable to ROVA
With respect to our power segment, ROVA is among the newer and cleaner coal-fired power plants in the United States. Under Title IV of the Clean Air Act, ROVA is exempt from, but may opt-in to receive allocations of sulfur dioxide emission allowances. The plants are among the lowest coal-fired emitters of mercury in the country. We are evaluating whether ROVA could be a net consumer or seller of mercury allowances under new and pending regulations. Currently, ROVA is a consumer of sulfur dioxide allowances and nitrogen oxide credits, and we expect an increase in costs associated with nitrogen oxide allowances at ROVA. With regard to coal ash regulations, ROVA landfills its combustion waste. Landfills are lined and meet strict North Carolina Department of Solid Waste regulations.
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
For additional discussion of the extensive regulation with respect to environmental and other matters by federal, state and local authorities affecting our power segment, see Item 1 under “Coal Segment - Material Effects of Regulation.”
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
Corporate Segment
The corporate segment consists primarily of costs for our corporate administrative expenses and also includes business development expenses. In addition, the corporate segment contains our captive insurance company.
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
We had no export sales and derived no revenues from outside the United States during the five-year period ended December 31, 2013.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may access and read our filings without charge through the SEC’s website, at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information regarding the operation of its public reference room.
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
Risks Relating to our Business and Operations
Risks associated with being leveraged.
At December 31, 2013, we had outstanding indebtedness of approximately $348.4 million and a net leverage ratio of 2.28. Following the issuance of the New Notes and the completion of the Sherritt Acquisition and the prepayment of the WML Notes, we expect to have outstanding indebtedness of approximately $859 million, and a net leverage ratio of 3.5 (calculated by subtracting available cash from gross debt and dividing by Adjusted EBITDA). We may also incur additional indebtedness in the future, including additional indebtedness of $60 - $70 million (which we may increase to $100 million at our discretion) under our Revolving Credit Facility if we complete our anticipated amendment of that facility. Our leverage position may, among other things:

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

•	make it more difficult to pay our debts, including payment on the Notes, which will mature in 2018.
While we have received credit upgrades from both S&P and Moody’s within the last two years, on December 26, 2013, following the announcement of the Sherritt Acquisition, Moody’s Investor Service placed our ratings on watch for potential downgrade and there can be no assurance that rating agencies will not downgrade the credit rating on the Notes in the future. Any such downgrade, or any perceived decrease in our creditworthiness, could impede our ability to refinance existing debt or secure new debt or otherwise increase our future cost of borrowing and could create additional concerns on the part of our customers, partners, investors and employees about our financial condition and results of operations.
If we fail to comply with certain covenants in our various debt arrangements, it could negatively affect our liquidity and ability to finance our operations.
Our lending arrangements contain, among other terms, events of default and various affirmative and negative covenants. Should we be unable to comply with any future debt-related covenant, we will be required to seek a waiver of such covenant to avoid an event of default. Covenant waivers and modifications may be expensive to obtain, or, potentially, unavailable. If we are in breach of any covenant and are unable to obtain covenant waivers and our lenders accelerate our debt, we could attempt to refinance the debt or repay the debt by selling assets and applying the proceeds from such sales to the debt. Sales of assets undertaken in response to such immediate needs may be prohibited under our lending arrangements without the consent of our lenders, may be made at potentially unfavorable prices, or asset sales may not be sufficient to refinance or repay the debt, and we may be unable to complete such transactions in a timely manner, on favorable terms, or at all.
We may not generate sufficient cash flow at our operating subsidiaries to pay our operating expenses, meet our debt service costs and pay our heritage and corporate costs.
Our WML subsidiary, which owns the Rosebud, Jewett, Beulah and Savage mines, is currently subject to its own credit facility that limits its ability to dividend funds to us. While we expect to terminate WML’s credit facility if we are successful in amending our Revolving Credit Facility to increase the amount of borrowings available thereunder, if we are not successful in doing so WML’s credit facility will remain in effect. In that event, WML may not be able to pay dividends to us in the amounts and in the time required for us to pay our heritage health costs and corporate overhead expenses. Ultimately, if WML’s operating cash flows are insufficient to support its operations, amortize its debt and provide dividends to us in the amounts and time required to pay our expenses, we may be required to expend cash on hand or further leverage our operations through our Revolving Credit Facility or other borrowings to fund our heritage liabilities and corporate overhead. Should we be required to expend cash on hand to fund such activities, such funds would be unavailable to grow our business through strategic acquisitions or ventures or support the business through reclamation bonding, capital and reserve acquisition.

As a mine mouth operator, we provide coal to a small group of customers. This dependence could adversely affect our revenues if such customers reduce or suspend their coal purchases or if they become unable to pay for our coal.
In 2013, we derived approximately 67% of our total revenues from coal sales to five power plants: Colstrip Units 3&4 (17%), Naughton Power Station (17%), Limestone Generating Station (13%), Colstrip Units 1 & 2 (13%) and Coyote Station (7%). Similarly, for full-year 2013, the Sherritt Subsidiaries sold approximately 25% of their total aggregate coal production to two customers, SaskPower (13%) and Capital Power (12%). Interruption in the purchases of coal by our principal customers could significantly affect our revenues. Unscheduled maintenance outages or other outages at our customers’ power plants, unseasonably moderate weather, higher-than-anticipated hydro seasons or increases in the production of alternative clean-energy generation such as wind power, or decreases in the price of competing fossil fuels such as natural gas, could cause our customers to reduce their purchases. Five of our six mines are dedicated to supplying customers located adjacent to or near the mines, and these mines may have difficulty identifying alternative purchasers of their coal if their existing customers suspend or terminate their purchases.
Additionally, certain of our long-term contracts are set to expire in the next several years. Our contracts with the Sherburne County Station are three-year rolling contracts, with one-third of the tonnage expiring on an annual basis. Our contract with Coyote Station, located adjacent to our Beulah mine and averaging approximately 3.0 million tons of coal sold per year, expires in May 2016 and is not expected to be renewed. Our contract with Colstrip Units 3 & 4 expires in December 2019. Should we be unable to successfully renew any or all of these expiring contracts, the reduction in the sale of our coal would adversely affect our operating results and liquidity and could result in significant impairments to the affected mine should the mine be unable to execute a new long-term coal supply agreement. The long term agreements we are acquiring under the Sherritt Acquisition have long remaining terms with the exception of the contract applicable to Poplar River mine which is set to expire in 2015.
Similarly, interruption in the purchase of power by Dominion could also negatively affect our revenues. During the year ended December 31, 2013, the sale of power by ROVA to Dominion accounted for approximately 13% of our consolidated revenues. Although ROVA supplies power to Dominion under long-term power purchase agreements, if Dominion is unable or unwilling to pay for the power produced by ROVA in a timely manner, it could have a material adverse effect on our results of operations, financial condition, and liquidity.
Our ability to collect payments from our customers could be impaired if their creditworthiness deteriorates.
Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. If we determine that a customer is not creditworthy, we may not be required to deliver coal under the customer’s coal sales contract. If this occurs, we may decide to sell the customer’s coal on the spot market, which may be at prices lower than the contracted price, or we may be unable to sell the coal at all. Furthermore, the bankruptcy of any of our customers could materially and adversely affect our financial position. In addition, competition with other coal suppliers could cause us to extend credit to customers and on terms that could increase the risk of payment default.
Volatility in the equity markets or interest rate fluctuations could substantially increase our pension funding requirements and negatively impact our financial position.
At December 31, 2013, the projected benefit obligation under our defined benefit pension plans was $155.1 million and the fair value of plan assets was $134.1 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost and increase our future funding requirements. During the fiscal year ended 2013, we made $0.6 million in contributions to these pension plans and accrued $3.2 million in expenses related thereto. The current economic environment increases the risk that we may be required to make even larger contributions in the future. Additionally, due to covenants in our WML Notes, we are required to maintain our pension plan funding at higher levels than would otherwise be required, increasing funding requirements and the chance that we will be required to make large contributions in the future.
If our assumptions regarding our future expenses related to employee benefit plans are incorrect, then expenditures for these benefits could be materially higher than we have assumed. In addition, we may have exposure under those plans that extend beyond what our obligations would be with respect to our own employees.
We provide various postretirement medical benefits and workers’ compensation benefits to current and former employees and their dependents. We calculate the total accumulated benefit obligations according to guidance provided by GAAP. We estimate the present value of our postretirement medical, black lung and workers’ compensation benefit obligations to be $284.3 million, $14.1 million and $7.5 million, respectively, at December 31, 2013. In addition, in connection with the Sherritt Acquisition, we expect to assume the obligation to provide postretirement health coverage for eligible current union employees, as described in greater detail below. We have estimated these unfunded obligations based on actuarial assumptions and if our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially different.
Moreover, regulatory changes could increase our obligations to provide these or additional benefits. We participate in defined benefit multi-employer funds that were established in connection with the Coal Industry Retiree Health Benefit Act of 1992, or Coal Act, which provides for the funding of health and death benefits for certain UMWA retirees. Our contributions to these funds totaled $2.2 million and $2.3 million for the years ended December 31, 2013 and 2012, respectively. Our contributions to these funds could increase as a result of a shrinking contribution base as a result of the insolvency of other coal companies that currently contribute to these funds, lower than expected returns on fund assets or other funding deficiencies.
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
We also contribute to a multi-employer defined benefit pension plan, the Central Pension Fund of the Operating Engineers, or Central Pension Fund, on behalf of employee groups at our Rosebud, Absaloka and Savage mines that are represented by the International Union of Operating Engineers. The Central Pension Fund is subject to certain funding rules contained in the Pension Protection Act of 2006, or PPA. Under the PPA, if the Central Pension Plan fails to meet certain minimum funding requirements, it would be required to adopt a funding improvement plan or rehabilitation plan. If the Central Pension Fund adopted a funding improvement plan or rehabilitation plan, we could be required to contribute additional amounts to the fund. As of January 31, 2013, its last completed fiscal year, the Central Pension Fund reported that it was underfunded. If we were to partially or completely withdraw from the fund at a time when the Central Pension Fund were underfunded, we would be liable for a proportionate share of the fund’s unfunded vested benefits, and this liability could have a material adverse effect on our financial position.
In connection with the Sherritt Acquisition, we are assuming responsibility for and accepting obligations under certain pension plans related to the Sherritt Assets.
We have evaluated these plans, and believe that certain of them may be underfunded by immaterial amounts. In the event the underfund amounts are larger than we anticipate, the Arrangement Agreement requires Sherritt to adjust the purchase price if such underfunded amount exceeds $3.0 million.
We are obligated to make contributions to these plans based upon agreement with the plan members and collective bargaining agreements with the representative unions. Our future contributions to these defined benefit plans are made in accordance with GAAP pursuant to applicable pension legislation and the Income Tax Act (Canada). Further contributions to the pension plans could be required based on actuarial valuations, agreements, the plan asset investment performance, and future legislated requirements.
Under Canadian provincial Workers’ Compensation legislation we remain obligated to fund workers’ compensation benefits arising from workplace injuries, disease and death of current and former employees. This obligation is based on premiums assessed by the applicable Workers’ Compensation Board which may vary based on the claims experience of the employer. We may be required to contribute additional premiums in the future depending on the number and amount of claims.
Our reserve estimates may prove to be incorrect.
The coal reserve estimates in this offering memorandum are estimates based on the interpretation of limited sampling and subjective judgments regarding the grade, continuity and existence of mineralization, as well as the application of economic assumptions, including assumptions as to operating costs, foreign exchange rates and future commodity prices. The sampling, interpretations or assumptions underlying any reserve estimate may be incorrect, and the impact on the amount of reserves ultimately proven to be recoverable may be material. Should the mineralization and/or configuration of a deposit ultimately turn out to be significantly different from that currently envisaged, then the proposed mining plan may have to be altered in a way that could affect the tonnage and grade of the reserves mined and rates of production and, consequently, could adversely affect the profitability of the mining operations. In addition, short term operating factors relating to the reserves, such as the need for orderly development of ore bodies or the processing of new or different ores, may cause reserve estimates to be modified or operations to be unprofitable in any particular fiscal period. There can be no assurance that our projects or operations will be, or will continue to be, economically viable, that the indicated amount of minerals will be recovered or that they will be recovered at the prices assumed for purposes of estimating reserves.

Any inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower than expected revenues or higher than expected costs.
Our future performance depends on, among other things, the accuracy of our estimates of our proven and probable coal reserves. Our reserve estimates are prepared by our engineers and geologists or by third-party engineering firms and are updated periodically. There are numerous factors and assumptions inherent in estimating the quantities and qualities of, and costs to mine, coal reserves, including many factors beyond our control, including the following:

•	quality of the coal;

•	geological and mining conditions, which may not be fully identified by available exploration data and/or may differ from our experiences in areas where we currently mine;

•	the percentage of coal ultimately recoverable;

•	the assumed effects of regulation, including the issuance of required permits, taxes, including severance and excise taxes and royalties, and other payments to governmental agencies;

•	economic assumptions, including assumptions as to foreign exchange rates and future commodity prices;

•	assumptions concerning the timing for the development of the reserves; and

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
We are subject to stringent reclamation and closure standards for our mining operations. We calculated the total estimated reclamation and mine-closing liabilities according to the guidance provided by GAAP and current industry practice. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our engineering expertise related to these requirements. If our estimates are incorrect, we could be required in future periods to spend materially different amounts on reclamation and mine-closing activities than we currently estimate. Likewise, if our customers, some of whom are contractually obligated to pay certain reclamation costs, default on the unfunded portion of their contractual obligations to pay for reclamation, we could be forced to make these expenditures ourselves and the cost of reclamation could exceed any amount we might recover in litigation.
We estimate that our gross reclamation and mine-closing liabilities, which are based upon projected mine lives, current mine plans, permit requirements and our experience, were $279.9 million (on a present value basis) at December 31, 2013. Of these December 31, 2013 liabilities, our customers have assumed $96.8 million by contract. In addition, we held final reclamation deposits, received from customers, of approximately $74.9 million at December 31, 2013 to provide for these obligations. We estimate that our obligation for final reclamation that was not the contractual responsibility of others or covered by offsetting reclamation deposits was $108.2 million at December 31, 2013. We must recover this $108.2 million from revenues generated by coal sales. In addition, based on the conversion to GAAP of Sherritt’s historical IFRS financial statements, we estimate that in connection with the Sherritt Acquisition we will assume approximately $123.1 million of additional reclamation and mine-closing liabilities.
Although we update our estimated costs annually, our recorded obligations may prove to be inadequate due to changes in legislation or standards and the emergence of new restoration techniques. Furthermore, the expected timing of expenditures could change significantly due to changes in commodity costs or prices that might curtail the life of an operation. These recorded obligations could prove insufficient compared to the actual cost of reclamation. Any underestimated or unidentified close down, restoration or environmental rehabilitation costs could have an adverse effect on our reputation as well as our asset values, results of operations and liquidity.
If the cost of obtaining new reclamation bonds and renewing existing reclamation bonds increases or if we are unable to obtain additional bonding capacity, our operating results could be negatively affected.
We are required to provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis. Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company. In 2013, we paid approximately $6.4 million in premiums for reclamation bonds. We anticipate that, as we permit additional areas for our mines, our bonding and collateral requirements could increase. Any cash that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities. Our results of operations could be negatively affected if the cost of our reclamation bonding premiums and collateral requirements were to increase. Additionally, if we are unable to obtain additional bonding capacity due to cash flow constraints, we will be unable to begin mining operations in newly permitted areas, which would hamper our ability to efficiently meet our current customer contract deliveries, expand operations, and increase revenues. We anticipate being required to use approximately $58.0 million to collateralize new bonds in connection with the Sherritt Acquisition.
Our coal mining operations are subject to external conditions that could disrupt operations and negatively affect our results of operations.
Our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production, and increase the cost of mining at particular mines for varying lengths of time. These conditions or events include: unplanned equipment failures, geological conditions such as variations in the quality of the coal produced from a particular seam, variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; and weather conditions. For example, in our recent past, we have endured a major blizzard at the Beulah Mine, a trestle fire at the Beulah Mine, and an unanticipated replacement of boom suspension cables on one of our draglines, all of which interrupted deliveries. Major disruptions in operations at any of our mines over a lengthy period could adversely affect the profitability of our mines.
In addition, unplanned outages of draglines and extensions of scheduled outages due to mechanical failures or other problems occur from time-to-time and are an inherent risk of our coal mining business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer tons of coal. If properly maintained, a dragline can operate for 40 years or longer. As of December 31, 2013, the average age of Westmoreland’s draglines was 31 years. In addition, at our Kemmerer mine we use shovels instead of draglines. If properly maintained, a shovel can last for 30 years or longer. As of December 31, 2013, the average age of our shovels was 16 years. As our draglines, shovels and other major equipment ages, we may experience unscheduled maintenance outages or increased maintenance costs, which would adversely affect our operating results.
Unplanned outages and extensions of scheduled outages due to mechanical failures or other problems occur from time-to-time at our power plant customers and are an inherent risk of our business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer tons of coal. For example, in November 2011, the Sherburne County station experienced an explosion and fire that has caused an extended outage. As a result, we lost approximately 50% of our coal sales in 2012 at our Absaloka Mine. While Sherburne County station initially indicated a start-up date of March 2013, it did not ultimately resume operations until October 2013, resulting in additional lost coal sales during 2013. We maintain business interruption insurance coverage to lessen the impact of events such as this, and have received $13.4 million of cash proceeds for the year ended December 31, 2013 in insurance compensation for lost sales to the Sherburne County station. While we believe our insurance did not fully compensate us for the impact of lost sales, we believe the shortfall was not material. However, business interruption insurance may not always provide adequate compensation for lost coal sales, and significant unanticipated outages at our power plant customers which result in lost coal sales could result in significant adverse effects on our operating results.
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
We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Although we maintain insurance at levels we believe are appropriate and consistent with industry practice, we are not fully insured against all risks. In addition, pollution and environmental risks and consequences of any business interruptions such as equipment failure or labor disputes generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition, results of operations and cash flows.
Long-term sales and revenues could be significantly affected by environmental regulations and the effects of the environmental lobby.
A consortium of environmental activists is actively pushing to shut down one-third of the nation’s coal plants by 2020. They are taking particular interest in Colstrip Units 1 and 2 and are actively lobbying the EPA to require cost-prohibitive pollution control equipment. In litigation filed in 2012, the activists stated that the EPA’s Best Available Retrofit Technology (“BART”) analysis for regional haze provides support for a determination that additional controls or upgrades to controls to improve regional haze are necessary to achieve BART. A decision in the case is pending. In 2013, environmental groups also filed a citizen suit complaint in Montana district court asserting that the owners and operators of Colstrip are in violation of Clean Air Act requirements. Trial in the case is set for late in 2014. If environmental groups are successful, Colstrip would be required to undergo new permitting and comply with more stringent emission limits applicable to a number of pollutants. If additional emissions controls and upgrades are required at Colstrip Units 1 and 2, it is possible the owners could elect to shut down the units in lieu of making the large capital expenditures required to comply. If such a decision were made, we could lose coal sales of approximately 3.0 million tons per year starting in approximately 2015. The loss of the sale of this tonnage at our Rosebud Mine could have a material adverse effect on the mine’s revenues and profitability.
Additionally, Rocky Mountain Power, the owner of the Naughton Power Station located adjacent to our Kemmerer Mine, which is our Kemmerer Mine’s primary customer, has sought regulatory approval to convert Unit 3 at Naughton to 100% natural gas fueling. When complete, the conversion of Unit 3 to natural gas will result in the loss of coal sales at our Kemmerer Mine. However, Rocky Mountain Power recently announced the conversion of Naughton Unit 3 will not occur until 2018. In addition, price protections built into the contract that are in effect from 2017 to 2021 will partially offset the effects of lowered volume following the conversion of Unit 3. Despite these price protections, the lost sales at the Kemmerer Mine could have a material adverse effect on the mine’s revenues and profitability and our operating results.
In September 2013, EPA reproposed new source performance standards for greenhouse gases (“GHG”) that would require new fossil-fuel fired power plants to install carbon capture and sequestration systems. EPA stated that it intends to finalize the rule by June of 2014. EPA also is developing GHG standards for existing power plants, initial draft proposals of which EPA has indicated it expects to release June 1, 2014.
Following the Sherritt Acquisition, we will also be subject to Canadian GHG emissions regulations. On September 12, 2012, the federal government of Canada released final regulations for reducing GHG emissions from coal-fired electricity generation: ‘‘Reduction of Carbon Dioxide Emissions from Coal-Fired Generation of Electricity’’ (the ‘‘Canadian CO2 Regulations’’). The Canadian CO2 Regulations will require certain Canadian coal-fired electricity generating plants, effective July 1, 2015, to achieve an average annual emissions intensity performance standard of 420 tons of CO2 per gigawatt hour. The impact of the Canadian CO2 Regulations on existing plants will vary by province and specific location. PMRL’s long-term sales could be reduced unless certain existing plants that it supplies or new plants built to replace such existing plants are equipped with carbon capture and sequestration or other technology that achieves the prescribed performance standard, the impact of the Canadian CO2 Regulations is altered by equivalency agreements, or the Canadian CO2 Regulations are changed to lower the performance standard.
In addition, various Canadian provincial governments and other regional initiatives are moving ahead with GHG reduction and other initiatives designed to address climate change. As it is unclear at this time what shape additional regulation in Canada will ultimately take, it is not yet possible to estimate the extent to which such regulations will impact the Sherritt Assets to be acquired by us. However, the Sherritt Assets to be acquired by us involve large facilities, so the setting of emissions targets (whether in the manner described above or otherwise) may well affect them and may have a material adverse effect on our business, results of operations and financial performance. In addition to directly emitting GHGs, the Sherritt Assets to be acquired by us require large quantities of power. Future taxes on or regulation of power producers or the production of coal, oil and gas or other products may also add to our operating costs.
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
Our Absaloka Mine benefited from the ICTC, the loss of which will adversely affect the financial condition of the operation.
The ICTC expired in December 2013 and has not been extended or renewed. There is no assurance that a renewal, if any is enacted, would be enacted with retroactive effect. The provisions regarding any future renewal may not be as favorable as those that previously existed. Additionally, the investment in Absaloka Coal LLC by the partner did not continue after December 31, 2013. While we are actively seeking a new partner, there can be no assurance that we will be able to find a new partner in a timely manner, or, if and when we are able to find a new partner, that they will agree to a partnership on the same terms. Since 2009, we have experienced a yearly average of $3.1 million of income and $6.1 million of cash receipts from Absaloka Coal LLC’s participation in ICTC transactions.
Our future success depends upon our ability to continue acquiring and developing coal reserves that are economically recoverable and to raise the capital necessary to fund our expansion.
Our recoverable reserves decline as we produce coal. We have not yet applied for the permits to use all of the coal deposits under our mineral rights, and the government agencies may not grant those permits in a timely manner or at all. Furthermore, we may not be able to mine all of our coal deposits as efficiently as we do at our current operations. Our future success depends upon conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. Our current strategy includes increasing our coal reserves through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties. Our ability to expand our operations may be dependent on our ability to obtain sufficient working capital, either through cash flows generated from operations, or financing activities, or both. As we mine our coal and deplete our existing reserves, replacement reserves may not be available when required or, if available, we may not be capable of mining the coal at costs comparable to those characteristic of the depleting mines. These factors could have a material adverse effect on our mining operations and costs, and our customers’ ability to use the coal we mine.
We may not be able to successfully replace our reserves or grow through future acquisitions.
In recent years, we have expanded our operations by adding new mines and reserves through strategic acquisitions, and we intend to continue expanding our operations and coal reserves through additional future acquisitions. Our future growth could be limited if we are unable to continue making acquisitions, or if we are unable to successfully integrate the companies, businesses or properties we acquire. We may not be successful in consummating any acquisitions and the consequences of undertaking these acquisitions are unknown. Our ability to make acquisitions in the future could be limited by restrictions under our existing or future debt agreements, competition from other coal companies for attractive properties or the lack of suitable acquisition candidates.
Transportation impediments may hinder our current operations or future growth.
Certain segments of our current business, principally our Absaloka Mine and the Coal Valley mine we are acquiring in the Sherritt Acquisition, rely on rail transportation for the delivery of coal product to customers and ports. Our ability to deliver our product in a timely manner could be adversely affected by the lack of adequate availability of rail capacity, whether because of work stoppages, union work rules, track conditions or otherwise. In 2011, flooding conditions disrupted rail service to the Absaloka Mine, resulting in lost revenue. Rail or shipping transportation costs represent a significant portion of the total cost of coal for our customers, and the cost of transportation is a key factor in a customer’s purchasing decision. In addition, the Coal Valley mine exports the majority of its production to the global seaborne market through port facilities in western Canada.

The unavailability of rail capacity and port capacity could also hinder our future growth as we seek to sell coal into new markets. The current availability of rail cars is limited and at times unavailable because of repairs or improvements, or because of priority transportation agreements with other customers. Port capacity is also restricted in certain markets. If transportation is restricted or is unavailable, we may be unable to sell into new markets and, therefore, the lack of rail or port capacity would hamper our future growth. We currently have sufficient committed port capacity to operate our export business, and additional port capacity is expected to be constructed in western Canada in the future. However, increases in transportation costs or the lack of sufficient rail or port capacity or availability could make our coal less competitive, or could result in coal becoming a less competitive source of energy in general, which could lead to reduced coal sales and/or reduced prices we receive for the coal. Our inability to timely deliver product or fuel switching due to rising transportation costs could have a material adverse effect on our business, financial condition and results of operations.
Decreased availability or increased costs of key equipment and materials could impact our cost of production and decrease our profitability.
We depend on reliable supplies of mining equipment, replacement parts and materials such as explosives, diesel fuel, tires and magnetite. The supplier base providing mining materials and equipment has been relatively consistent in recent years, although there continues to be consolidation, which has resulted in a limited number of suppliers for certain types of equipment and supplies. Any significant reduction in availability or increase in cost of any mining equipment or key supplies could adversely affect our operations and increase our costs, which could adversely affect our operating results and cash flows.
In addition, the prices we pay for these materials are strongly influenced by the global commodities market. Coal mines consume large quantities of commodities such as steel, copper, rubber products, explosives and diesel and other liquid fuels. Some materials, such as steel, are needed to comply with regulatory requirements. A rapid or significant increase in the cost of these commodities could increase our mining costs because we have limited ability to negotiate lower prices, and in some cases, do not have a ready substitute.
Union represented labor creates an increased risk of work stoppages and higher labor costs.
At December 31, 2013, approximately 58% of our total workforce was represented by two labor unions, the International Union of Operating Engineers and the UMWA. Our unionized workforce is spread out amongst the majority of our surface mines. As a majority of our workforce is unionized, there may be an increased risk of strikes and other labor disputes, and our ability to alter labor costs is subject to collective bargaining. The collective bargaining agreement relating to the represented workforce at the Absaloka Mine expired in mid-2011. We were successful in negotiating a new agreement without any work stoppages or other disruptions. In 2012, we were successful in entering into agreements with our workforce at Savage, Kemmerer and Rosebud. If our Jewett Mine operations were to become unionized, we could be subject to additional risk of work stoppages, other labor disputes and higher labor costs, which could adversely affect the stability of production and our results of operations. While strikes are generally a force majeure event in long-term coal supply agreements, thereby exempting the mine from its delivery obligations, the loss of revenue for even a short time could have a material adverse effect on our financial results.
Congress has proposed legislation to enact a law allowing workers to choose union representation solely by signing election cards, which would eliminate the use of secret ballots to elect union representation. While the impact is uncertain, if the government enacts this proposal into law, which would make it administratively easier to unionize, it may lead to more coal mines becoming unionized.
The workforce of the Sherritt Subsidiaries is also unionized and will increase the percentage of our workforce represented by a labor union. There are labor agreements in place with one or more unions at each of the producing Sherritt mines we are acquiring other than the Genesee mine. One of the agreements at the Poplar River Mine recently expired. A new agreement was signed in February 2014, and expires in 2016. The agreement at the Coal Valley mine expires on February 28, 2014, and negotiations with the Union began in mid-January. We believe Sherritt has good relations with its unionized employees and representative unions. However, if we are not successful in negotiating new labor agreements with any of the Sherritt workforce unions or otherwise maintain strong partnerships with them following the Sherritt Acquisition, it could result in labor disputes, work stoppages or higher labor costs, any of which could have an adverse effect on our business and results of operations.
We face intense competition to attract and retain employees.
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
Risk Factors Relating to the Coal and Power Industries
The risk of prolonged recessionary conditions could adversely affect our financial condition and results of operations.
Because we sell substantially all of our coal to electric utilities, our business and results of operations remain closely linked to demand for electricity. Recent economic uncertainty has raised the risk of prolonged recessionary conditions. Historically, global demand for basic inputs, including electricity production, has decreased during periods of economic downturn. If demand for electricity production decreases, our financial condition and results of operations could be adversely affected.
Competition in the North American coal industry may adversely affect our revenues and results of operations.
Many of our competitors in the North American coal industry are major coal producers who have significantly greater financial resources than we do. The intense competition among coal producers may impact our ability to retain or attract customers and may therefore adversely affect our future revenues and results of operations. Among other things, competitors could develop new mines that compete with our mines, have higher quality coal than our mines or build or obtain access to rail lines that would adversely affect the competitive position of our mines.
Any change in consumption patterns by utilities away from the use of coal could affect our ability to sell the coal we produce or the prices that we receive.
The electric utility industry currently accounts for approximately 93% of coal consumption in the U.S. and 80% of coal consumption in Canada. The demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, hydro, natural gas and fuel oil as well as alternative sources of energy affects the amount of coal consumed by the electric utility industry. A decrease in coal consumption by the electric utility industry could adversely affect the price of coal, which could negatively impact our results of operations and liquidity. We do not have the right to sell fixed quantities of coal, so revenue can fall even though we have long-term contracts.
Some power plants are fueled by natural gas because of the relatively lower construction costs of such plants compared to coal-fired plants and because natural gas is a cleaner burning fuel. In addition, some states have adopted or are considering legislation that encourages domestic electric utilities to switch from coal-fired power generation plants to natural gas powered plants. Similar legislation has been implemented or is under consideration in several Canadian provinces. Passage of these and other state or federal laws or regulations limiting carbon dioxide emissions could result in fuel switching, from coal to other fuel sources, by purchasers of our coal. Such laws and regulations could also mandate decreases in carbon dioxide emissions from coal-fired power plants, impose taxes on carbon emissions or require certain technology to capture and sequester carbon dioxide from coal-fired power plants. If these or similar measures are ultimately imposed by federal or state governments or pursuant to international treaty, our reserves and operating costs may be materially and adversely affected. Similarly, alternative fuels (non-fossil fuels) could become more attractive than coal in order to reduce carbon emissions, which could result in a reduction in the demand for coal and, therefore, our revenues.
Recently, the supply of natural gas has reached record highs and the price of natural gas has remained at depressed levels for sustained periods, making it an attractive competing fuel. A continuing decline in the price of natural gas, or continuing periods of sustained low natural gas prices, could cause demand for coal to decrease, result in fuel switching and decreased coal consumption by electricity-generating utilities and adversely affect the price of our coal. Sustained low natural gas prices may cause utilities to phase-out or close existing coal-fired power plants or reduce construction of any new coal-fired power plants, which could have a material adverse effect on demand and prices received for our coal.
Changes in the export and import markets for coal products could affect the demand for our coal, our pricing and our profitability.
Although our mines and the majority of our customers are located in North America, we compete in a worldwide market for coal and coal products. The pricing and demand for our products is affected by a number of global economic factors that are beyond our control and difficult to predict. These factors include:

•	currency exchange rates;

•	growth of economic development;

•	price of alternative sources of electricity or steel;

•	worldwide demand for coal and other sources of energy; and

•	ocean freight rates.
Any decrease in the aggregate amount of coal exported from the United States and Canada, or any increase in the aggregate amount of coal imported into the United States and Canada, could have a material adverse impact on the demand for our coal, our pricing and our profitability. Ongoing uncertainty in European economies and slowing economies in China, India and Brazil have reduced and may continue to reduce near-term pricing and demand for coal exported from the United States and Canada. The Sherritt Assets include a mine in western Canada that primarily supplies premium thermal coal to the Asian export market. Ownership of this mine will increase our exposure to price fluctuations in the international coal market, and a substantial downturn in demand in the Asian market could have a material adverse effect on our financial condition and results of operations.
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
New legislation or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure or our customers’ ability to use coal. New legislation or administrative regulations (or new judicial interpretations or administrative enforcement of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs. These regulations, if proposed and enacted in the future, could have a material adverse effect on our financial condition and results of operations. For additional information regarding specific regulations that impact our operations, see Item 1 under “Coal Segment - Material Effects of Regulation.”
Concerns regarding climate change are, in many of the jurisdictions in which we operate, leading to increasing interest in, and in some cases enactment of, laws and regulations governing greenhouse gas emissions, which affect the end-users of coal and could reduce the demand for coal as a fuel source and cause the volume of our sales and/or the prices we receive to decline. These laws and regulations also have imposed, and will continue to impose, costs directly on us.
Greenhouse gas, or GHG, emissions have increasingly become the subject of international, national, state and local attention. Coal-fired power plants can generate large amounts of carbon and other GHG emissions. Accordingly, legislation or regulation intended to limit GHGs will likely indirectly affect our coal operations by limiting our customers’ demand for our products and/or reducing the prices we can obtain, and also may directly affect our own power operations. In the United States, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane, nitrous oxide and other GHGs present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered, and in the future may again consider, “cap and trade” legislation that would establish a cap on emissions of GHGs covering much of the economy in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. In addition, coal-fired power plants, including new coal-fired power plants or capacity expansions of existing plants, have become subject to opposition by environmental groups seeking to curb the environmental effects of GHG emissions. Most recently, President Obama in June 2013 announced a Climate Action Plan, which included a Presidential Memorandum directing the EPA to issue standards for GHG emissions from existing, modified and reconstructed fossil-fuel fired power plants, and the EPA issued a revised proposal with standards for new fossil fuel-fired plants, including coal-fired plants, in September 2013. See “Our Business - Material Effects of Regulation - Regulation in United States.”
In Canada, in September 2012 the federal government released final regulations for reducing GHG emissions from coal-fired electricity generation through the Canadian CO2 Regulations. The Canadian CO2 Regulations will require certain Canadian coal-fired electricity generating units, effective July 1, 2015, to achieve an average annual emissions intensity performance standard of 420 tons of CO2 per gigawatt hour. According to Sherritt’s public filings, this performance standard represents approximately one-half of the annual average CO2 emissions intensity of the customer generating assets currently served by the Prairie Operations. The performance standard will apply to new units commissioned after July 1, 2015 and to units that are considered to have reached the end of their useful life, generally between 45 and 50 years from the unit’s commissioning date. New and end-of-life units that incorporate technology for carbon capture and sequestration may apply for a temporary exemption from the performance standard that would remain in effect until 2025, provided that certain implementation milestones are met. Provincial equivalency agreements, under which the Canadian CO2 Regulations would stand down, are being negotiated or discussed with the provinces of Alberta and Saskatchewan. The Prairie coal production in the long-term could be reduced unless certain existing units or new units of the customers served by the Prairie operations are equipped with carbon capture and storage or other technology that achieves the prescribed performance standard, the impact of the Regulations is altered by equivalency agreements, or the Canadian CO2 Regulations are changed to lower the performance standard. The impact of the Canadian CO2 Regulations on existing units will vary by location and province.
In addition, various Canadian provincial governments and other regional initiatives are moving ahead with GHG reduction and other initiatives designed to address climate change. For example, under the Climate Change and Emissions Management Act (the “CCEM”), the Province of Alberta enacted the “Specified Gas Emitters Regulation.” As of January 1, 2008, this enactment requires certain existing facilities with direct emissions of 100,000 tons or more of certain specified gases to ensure that the net emissions intensity for a year for an established facility must not exceed 88% of the baseline emissions intensity for the facility. For the 2011 compliance period, CVRI’s Coal Valley operations exceeded the 100,000 ton emissions threshold established under the Specified Gas Emitters Regulation, and Coal Valley was required to contribute to the Climate Change and Emissions Management Fund. According to Sherritt’s public filings, for the 2012 compliance period, the preliminary calculations indicate Coal Valley will be required to purchase fund credits. It is anticipated that for the next several years, emissions intensity at Coal Valley will increase as the distance between the coal being mined and the processing plant increases. The Government of Alberta has also introduced a complementary Specified Gas Reporting Regulation, which came into force on October 20, 2004. This legislation requires all industrial emitters emitting 50,000 tons or more of CO2e to report their annual GHG emissions in accordance with the specified Gas Reporting Standard published by the Government of Alberta. In Saskatchewan, Bill 126, The Management and Reduction of Greenhouse Gases Act, was passed in 2010 but is not yet proclaimed in force. The legislation provides a framework for the control of GHG emissions by regulated emitters and will be proclaimed once accompanying draft regulations are finalized.
As it is unclear at this time what shape additional regulation in Canada will ultimately take, it is not yet possible to estimate the extent to which such regulations will impact the Sherritt Assets to be acquired by us. However, those assets involve large facilities, so the setting of emissions targets (whether in the manner described above or otherwise) may well affect them and may have a material adverse effect on our business, results of operations and financial performance. These developments in both Canada and the United States could have a variety of adverse effects on demand for the coal we produce. For example, laws or regulations regarding GHGs could result in fuel switching from coal to other fuel sources by electricity generators, or require us, or our customers, to employ expensive technology to capture and sequester carbon dioxide. Political and environmental opposition to capital expenditure for coal-fired facilities could affect the regulatory approval required for the retrofitting of existing power plants. For example, the Naughton power facility, which is located adjacent to the Kemmerer Mine, announced in April 2012 that it is seeking regulatory approval to switch Unit 3 to natural gas from coal. The conversion of Naughton Unit 3 to natural gas would result in significant reduction in coal sales from our Kemmerer Mine, and could have a material adverse effect on our results of operation. However, Rocky Mountain Power, the owner of the Naughton facility, recently announced that the conversion will not take place until at least 2018. Political opposition to the development of new coal-fired power plants, or regulatory uncertainty regarding future emissions controls, may result in fewer such plants being built, which would limit our ability to grow in the future.
In addition to directly emitting GHGs, the Sherritt Assets to be acquired by us require large quantities of power. Future taxes on or regulation of power producers or the production of coal, oil and gas or other products may also add to our operating costs. And many of the developments in the U.S. discussed above that may affect our customers and demand for our coal could also affect us directly through adverse impacts on ROVA.
Depending on how they evolve, such developments, individually or in the aggregate, may have a material adverse effect on our business, results of operations, and financial performance.
Extensive environmental laws, including existing and potential future legislation, treaties and regulatory requirements relating to air emissions other than GHGs, affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline, and could impose additional costs on ROVA.
Our customers, as well as ROVA, are subject to extensive environmental regulations particularly with respect to air emissions other than GHG. Coal contains impurities, including but not limited to sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. The emission of these and other substances is extensively regulated at the federal, state, provincial and local level, and these regulations significantly affect our customers’ ability to use the coal we produce and, therefore, the demand for that coal. For example, the purchaser of coal produced from the Jewett Mine blends our lignite with compliance coal from Wyoming. Tightened nitrogen oxide and new mercury emission standards could result in the customer purchasing an increased blend of the Wyoming coal in order to reduce emissions. Further, increased market prices for sulfur dioxide emissions allowances and increased coal ash management costs could also favor an increased blend of the lower ash Wyoming compliance coal. In such a case, the customer has the option to increase its purchases of other coal and reduce purchases of our coal or terminate our contract. A termination of the contract or a significant reduction in the amount of our coal that is purchased by the customer could have a material adverse effect on our results of operations and financial condition.
The EPA intends to issue or has issued a number of significant regulations that will impose more stringent requirements relating to air, water and waste controls on electric generating units. These rules include the EPA’s pending new requirements for coal combustion residue (“CCR”) management that may further regulate the handling of wastes from the combustion of coal. In addition, in February 2012, the EPA signed a rule to reduce emissions of mercury and toxic air pollutants from new and existing coal- and oil-fired electric utility steam generating units, often referred to as the MATS Rule. See “Our Business - Potential Effects of Regulation - Regulation in United States.”
Considerable uncertainty is associated with air emissions initiatives. New regulations are in the process of being developed, and many existing and potential regulatory initiatives are subject to review by federal or state agencies or the courts. Stringent air emissions limitations are either in place or are likely to be imposed in the short to medium term, and these limitations will likely require significant emissions control expenditures for many coal-fired power plants. For example, the owners of Units 3 and 4 at Colstrip, adjacent to our Rosebud Mine, are getting considerable pressure from environmental groups to install Selective Catalytic Reduction (“SCR”) technology. Should the owners be forced by the EPA to install such technology, the capital requirements could make the continued operation of the two units unsustainable. As a result, Colstrip and other similarly-situated power plants may switch to other fuels that generate fewer of these emissions or may install more effective pollution control equipment that reduces the need for low-sulfur coal. Any switching of fuel sources away from coal, closure of existing coal-fired power plants, or reduced construction of new coal-fired power plants could have a material adverse effect on demand for, and prices received for, our coal. Alternatively, less stringent air emissions limitations, particularly related to sulfur, to the extent enacted, could make low-sulfur coal less attractive, which could also have a material adverse effect on the demand for, and prices received for, our coal.
The regulation of air emissions in Canada may also reduce the demand for the products of the Sherritt Assets to be acquired by us. Specifically, the Alberta Environmental Protection and Enhancement Act (“EPEA”) and the Canadian Environmental Protection Act, 1999 (“CEPA, 1999”) and the provision for the reporting of pollutants via the National Pollutant Release Inventory (“NPRI”), could also have a significant effect on the customers of the Sherritt Assets, which in turn could, over time, significantly reduce the demand for the coal produced from the Sherritt Assets.
The customers of the Sherritt Assets in Canada must also comply with a variety of environmental laws that regulate and restrict air emissions, including the EPEA and its regulations, and the CEPA, 1999. Because many of these customers’ activities generate air emissions from various sources, compliance with these laws requires our customers in Canada to make investments in pollution control equipment and to report to the relevant government authorities if any emissions limits are exceeded or are made in contravention of the applicable regulatory requirements.

These laws restrict the amount of pollutants that our Canadian customer’s facilities can emit or discharge into the environment. The NPRI, for example, is created under authority of the CEPA, 1999 and is a Canada-wide, legislated, and publicly accessible inventory of specific substances that are released into the air, water, and land. The purpose of the NPRI was to provide comprehensive national data on releases of specified substances, and assists with, identifying priorities for action, encouraging voluntary action to reduce releases, tracking the progress of reductions in releases, improving public awareness and understanding of substances released into the environment, and supporting targeted initiatives for regulating the release of substances.
Regulatory authorities can enforce these and other environmental laws through administrative orders to control, prevent or stop a certain activity; administrative penalties for violating certain environmental laws; and judicial proceedings. If environmental regulatory burdens continue to increase for our Canadian customers, as a result of policy changes or increased regulatory reform relating to the substances reported, it could potentially affect customer operations and future demand for coal. See “Our Business - Potential Effects of Regulation - Regulation in Canada.”
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
Mr. Jeffrey L. Gendell, directly and indirectly through various entities, currently owns approximately 11.6% of our common stock. We have granted Mr. Gendell and his various affiliated entities registration rights with respect to our common stock held by them, which we registered on a selling stockholder registration statement in May 2009. Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, if Mr. Gendell or his various affiliated entities were to sell their entire holdings to one person, that person could have significant influence over our management policies.
Risks Related to the Sherritt Acquisition
We cannot be assured that the Sherritt Acquisition will be completed.
There can be no assurance that the Sherritt Acquisition will be completed, or will be completed in the time frame, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure of one or more of the conditions to closing in the Arrangement Agreement. The conditions to closing of the Sherritt Acquisition, including approval in Canada under the Competition Act (which was obtained at the end of January) and under the Investment Canada Act, as well as a court order from the Court of Queen’s Bench of Alberta and a waiver or consent of a right of first refusal applicable to certain of the Sherritt Assets, may not be satisfied or waived or other events may intervene to delay or result in the failure to close the Sherritt Acquisition. The Arrangement Agreement may be terminated by the parties under certain circumstances, including, without limitation, if the Sherritt Acquisition has not been completed by June 30, 2014 (subject to extension in certain limited circumstances and exceptions). Any delay in closing or a failure to close could have a negative impact on our business.
If the Sherritt Acquisition does not close by June 30, 2014, the New Notes will be subject to a special mandatory redemption at a redemption price equal to 101% of their offering price, plus accrued and unpaid interest up to the mandatory redemption date.
We and Sherritt will be subject to business uncertainties while the Sherritt Acquisition is pending that could adversely affect our and its business.
Uncertainty about the effect of the Sherritt Acquisition on employees and customers may have an adverse effect on us and the Sherritt Subsidiaries. Although we and Sherritt intend to take actions to reduce any adverse effects, these uncertainties may impair our and their ability to attract, retain and motivate key personnel until the Sherritt Acquisition is completed and for a period of time thereafter. These uncertainties could cause customers, suppliers and others that deal with us and the Sherritt Subsidiaries to seek to change existing business relationships with us and them. Employee retention could be reduced during the pendency of the Acquisition, as employees may experience uncertainty about their future roles. If, despite our and Sherritt’s retention efforts, key employees depart because of concerns relating to the uncertainty and difficulty of the integration process or a desire not to remain with us, our business could be harmed.
The Sherritt Acquisition is subject to receipt of consent or approval from governmental authorities that could delay or prevent the completion of the Sherritt Acquisition or that could cause the abandonment of the Sherritt Acquisition.
To complete the Sherritt Acquisition, we and Sherritt are required to obtain approvals or consents from, or make filings with, certain applicable governmental authorities, including approval in Canada under the Competition Act and under the Investment Canada Act , as well as a court order from the Court of Queen’s Bench of Alberta. Clearance under the Competition Act was obtained on January 28th.While we and Sherritt each believe that we will receive all required approvals, there can be no assurance as to the receipt or timing of receipt of these approvals. Furthermore, the receipt of such approvals may be conditional upon actions that the parties are not obligated to take under the Arrangement Agreement and other related agreements, which could result in the termination of the Arrangement Agreement by us or the other party, or, if such approvals are received, their terms could have a detrimental impact on us following the completion of the Sherritt Acquisition. A substantial delay in obtaining any required authorizations, approvals or consents, or the imposition of unfavorable terms, conditions or restrictions contained in such authorizations, approvals or consents, could prevent the completion of the Sherritt Acquisition or have an adverse effect on the anticipated benefits of the Sherritt Acquisition, thereby adversely impacting our business, financial condition or results of operations.
We may not have uncovered all risks associated with the Sherritt Acquisition and significant liabilities of which we are not aware may exist now or arise in the future.
Upon consummation of the Sherritt Acquisition, we will assume the risk of unknown, and certain known, liabilities at the Sherritt Subsidiaries. The Sherritt Acquisition is structured as a stock purchase in which we will purchase all of the stock and equity interests of the Sherritt Subsidiaries. Once we own the Sherritt Subsidiaries, we will be responsible for all of the liabilities of the Sherritt Subsidiaries other than those for which we are being indemnified by Sherritt. Many of the representations and warranties given by Sherritt in the Arrangement Agreement are limited in scope and limited to the knowledge of certain Sherritt employees. Additionally, many of the representations and warranties are made only with respect to liabilities that would cause a material adverse effect to the Sherritt Subsidiaries. There may be significant liabilities that do not meet this threshold, and therefore are not required to be disclosed to us by Sherritt and for which we will not be indemnified.
We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with the Sherritt Acquisition or for costs associated with known liabilities that exceed our estimates. A portion of the consideration in the Sherritt Acquisition consists of the assumption of liabilities; accordingly, if those liabilities are greater than we expect, the effective cost of the acquisition could increase significantly. In accordance with the terms of the Arrangement Agreement, we will assume all liabilities attributable to the ownership of the Sherritt Subsidiaries and operation of the Sherritt Assets, regardless of whether incurred before or after the closing date, other than certain specified liabilities retained by Sherritt or for which we are indemnified by Sherritt. Furthermore, although the Arrangement Agreement requires that Sherritt indemnify us for certain losses we may incur in connection with the Sherritt Acquisition, we may not be able to recover all or any portion of such losses if we should elect to pursue any claims we may have against Sherritt pursuant to such indemnification provisions or otherwise.
The Sherritt Acquisition will substantially expand our business, making it difficult to evaluate our business based upon our historical financial information.
The Sherritt Acquisition will significantly increase our size, expand our geographic market, enter us into new lines of business and result in material changes to our revenues and expenses. As a result of the Sherritt Acquisition and our continued goal of targeted reserve acquisitions, our financial results for any period or changes in our results across periods may continue to dramatically change. Our historical financial results, therefore, may not provide an accurate prediction of our future operating results. Accordingly, an evaluation of our business going forward may be difficult.
We may not be able to determine the actual financial condition of the Sherritt Assets until after we complete the Sherritt Acquisition and take control of the Sherritt Assets.
Although we conducted what we believe to be a reasonable level of investigation and diligence regarding the Sherritt Subsidiaries and the Sherritt Assets, a certain level of risk remains regarding the actual operating and financial condition of the Sherritt Assets. For example, the financial information provided to us with respect to the Sherritt Subsidiaries was prepared by Sherritt’s management and any financial statements provided (which form the basis of the pro forma financial statements in this offering memorandum), were originally prepared in accordance with IFRS. We may not, therefore, have a fully accurate understanding of the historical financial condition and performance of the Sherritt Subsidiaries until we actually assume control of the Sherritt Assets and their operations, and may not be able to ascertain the actual value or understand the potential liabilities of the Sherritt Assets until such time as we incorporate them into our operations.
We face challenges with the mine plan at certain of the Sherritt mines that we may not be able to resolve.
We intend to implement mine plan revisions and operational improvements at certain of the Sherritt mines being acquired. There are risks and uncertainties associated with these changes that could result in the planned operational improvements and mine plan revisions being less successful than anticipated, or impossible altogether. For instance, we may be unable to acquire regulatory approvals to initiate mine plan changes that would make operations at certain mines more efficient or profitable. In addition, we may not be able to acquire permit approvals to continue to operate in certain areas, or to mine new areas that would extend the lives of certain Sherritt mines. Finally, the demand and pricing for coal, which we do not control, could affect our ability to sell coal currently produced at certain Sherritt mines, which could result in changes to our plans for mining and developing those properties. Any delay or failure to implement the operational changes we intend to make at the Sherritt mines could adversely impact our anticipated results of operations and business.
We may not realize the anticipated benefits of our acquisition of the Sherritt Assets, including potential synergies, due to challenges associated with integrating the Sherritt Assets or other factors.
The Sherritt Acquisition constitutes a significant acquisition for us. The success of the Sherritt Acquisition will depend in part on the success of our management in efficiently integrating the operations, technologies and personnel of the Sherritt Assets. Our management’s inability to meet the challenges involved in successfully integrating the Sherritt Assets or to otherwise realize the anticipated benefits of the transaction could harm our results of operations.
The challenges involved in the integration of the Sherritt Assets include:

•	integrating the operations, processes, people and technologies relating to the Sherritt Assets;

•	coordinating and integrating regulatory, benefits, operations and development functions;

•	demonstrating to customers that the Sherritt Acquisition will not result in adverse changes in coal quality, delivery schedules and other relevant deliverables;

•	managing and overcoming the unique characteristics of the Sherritt Assets, such as the specific mining conditions at each of the acquired mines;

•	assimilating and retaining the personnel of the Sherritt Subsidiaries and integrating the business cultures, operations, systems and clients of the Sherritt Subsidiaries with our own;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations and administrative functions; and

•	identifying the potential unknown liabilities associated with the Sherritt Subsidiaries and Sherritt Assets.
In addition, the overall integration of the Sherritt Assets will require substantial attention from our management, particularly in light of the geographically dispersed operations of the acquired mines relative to our other mines and operations and the unique characteristics of the Sherritt Assets. If our senior management team is required to devote considerable amounts of time to the integration process, it will decrease the time they will have to manage our business, develop new strategies and grow our business. If our senior management is not able to manage the integration process effectively, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.
Furthermore, the anticipated benefits and synergies of the Sherritt Acquisition are based on assumptions and current expectations, with limited actual experience, and assume that we will successfully integrate and reallocate resources without unanticipated costs and that our efforts will not have unforeseen or unintended consequences. In addition, our ability to realize the benefits and synergies of the Sherritt Acquisition could be adversely impacted to the extent that relationships with existing or potential customers, suppliers or the Sherritt workforce is adversely affected as a consequence of the Sherritt Acquisition, as a result of further weakening of global economic conditions, or by practical or legal constraints on our ability to successfully integrate the operations of the Sherritt Assets.
We cannot assure you that we will successfully or cost-effectively integrate the Sherritt Assets into our operations in a timely manner, or at all, and we may not realize the anticipated benefits of the acquisition, including potential synergies or growth opportunities, to the extent or in the time frame anticipated. The failure to do so could have a material adverse effect on our financial condition, results of operations and business.

We incurred and expect to continue to incur significant costs related to the Sherritt Acquisition that could have a material adverse effect on our operating results.
We expect to incur financial, legal, consulting and accounting costs of approximately $8.5 million in connection with the Sherritt Acquisition, and expect to incur approximately $17.5 million in fees and costs in connection with this offering of the New Notes, the net proceeds of which will finance the Sherritt Acquisition. We also anticipate that we will incur significant costs in connection with the integration of the Sherritt Assets which cannot be reasonably estimated at this time. These costs may have a material adverse effect on our cash flows and operating results in the periods in which they are recorded.
The acquisition of foreign companies and operations may subject us to additional risks.
We do not currently operate outside the United States. Upon consummation of the Sherritt Acquisition, a significant portion of our assets, operations and revenues will be located in Canada, and we will be subject to risks inherent in business operations outside of the United States. These risks include without limitation:

•
impact of currency exchange rate fluctuations among the U.S. dollar, the Canadian dollar and foreign currencies relating to Sherritt’s export business, which may reduce the U.S. dollar value of the revenues, profits and cash flows we receive from non-U.S. markets or of our assets in non-U.S. countries or increase our supply costs, as measured in U.S. dollars in those markets;

•	exchange controls and other limits on our ability to repatriate earnings from other countries;

•	political or economic instability, social or labor unrest or changing macroeconomic conditions or other changes in political, economic or social conditions in the respective jurisdictions;

•
different regulatory structures (including creditor rights that may be different than in the United States) and unexpected changes in regulatory environments, including changes resulting in potentially adverse tax consequences or imposition of onerous trade restrictions, price controls, industry controls, safety controls, employee welfare schemes or other government controls;

•
increased financial accounting and reporting burdens and complexities resulting from the conversion and integration of the Sherritt Subsidiaries’ Canadian dollar denominated, non-GAAP results of operations and statement of financial condition into GAAP-complaint financial statements that can be consolidated with our historical financial reports;

•
tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements or that may be subject to tax in the United States prior to repatriation and incremental taxes upon repatriation;

•	difficulties and costs associated with complying with, and enforcement of remedies under, a wide variety of complex domestic and international laws, treaties and regulations;

•	distribution costs, disruptions in shipping or reduced availability of freight transportation; and

•	imposition of tariffs, quotas, trade barriers and other trade protection measures, in addition to import or export licensing requirements imposed by various foreign countries.
In addition, our management has limited experience managing foreign operations, and may be required to devote significant time and resources to adapting our systems, policies and procedures in order to successfully manage the integration and operation of foreign assets.
The Sherritt Assets include an export business, and the Sherritt Acquisition will therefore increase our exposure to the global coal market and the risks associated with exporting into that market.
Currently, we sell our coal production to United States customers, and do not have any significant export operations. The Sherritt Assets include a mine in western Canada that produces premium thermal coal for the Asian export market, and delivers that coal through committed port capacity in western Canada. There are significant financial and operational risks associated with the movement and delivery of coal in international markets with which we have limited experience. Our management team has limited operational experience managing an international coal export business or complying with regulations in multiple jurisdictions. See “-Risk Factors Relating to the Coal and Power Industries - Changes in the export and import markets for coal products could affect the demand for our coal, our pricing and our profitability” for a discussion of the additional financial and market risks we will be exposed to as a result of our increased participation in the international coal market. In addition, ownership and operation of an export business may result in an increasing amount of our cash and cash equivalents being held outside the U.S. Repatriation of these funds could be subject to delay for local country approvals and could have potentially adverse tax consequences.

Economic conditions in Canada will have a direct impact on our business, financial condition, results of operations and cash flows.
Foreign economies, including the Canadian economy, may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects. As a result of the Sherritt Acquisition, we will own and operate seven producing coal mines in Canada which sell a substantial majority of their aggregate production to Canadian utilities and other Canadian customers. Fluctuations in the Canadian economy will therefore directly and indirectly impact both the revenues and cost structure of these Canadian assets. As a result of the foregoing, our business, financial condition, results of operations and cash flows will be in part dependent on economic conditions in Canada.
Upon consummation of the Sherritt Acquisition, we will be subject to foreign exchange risk as a result of exposures to changes in currency exchange rates between the U.S. and Canada.
Upon consummation of the Sherritt Acquisition, we will be exposed to exchange rate fluctuations between the Canadian dollar and U.S. dollar. We will realize revenues from sales made from the Sherritt Assets in Canadian dollars, and many of the expenses incurred by the Sherritt Assets will also be recognized in Canadian Dollars. The exchange rate of the Canadian dollar to the U.S. dollar has been at or near historic highs in recent years. In the event that the Canadian dollar weakens in comparison to the U.S. dollar, earnings generated from Canadian operations will translate into reduced earnings in our consolidated statements of comprehensive loss reported in U.S. dollars. In addition, our Canadian subsidiaries also record certain accounts receivable and accounts payable, which are denominated in Canadian dollars. Foreign currency transactional gains and losses are realized upon settlement of these assets and obligations.
Following the Sherritt Acquisition, fluctuations in the U.S. dollar relative to the Canadian dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our Canadian operations will be translated using period-end exchange rates, and the revenues and expenses of our Canadian operations will be translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive loss as a component of stockholders’ equity.
The historical financial statements and resource reserve reporting of the Sherritt Subsidiaries differ from financial and reserve reporting in the United States.
The historical financial statements of the Sherritt Subsidiaries and the historical reserve and resource estimates and reports regarding the Sherritt Assets are not directly comparable to our financial statement and reserve report filings that are subject to SEC reporting and disclosure requirements. Sherritt and the Sherritt Subsidiaries have historically produced their financial statements and reports and reported reserves and resources in accordance with Canadian practices. Those practices are different from the practices used by us. In particular, we use GAAP as our primary set of financial reporting standards, whereas Sherritt has historically produced its financial statements under IFRS. The SEC also has specific rules applicable to the measurement and reporting of resource reserves of U.S. companies that differ from the Canadian reserve reporting requirements applicable to Sherritt. Accordingly, the financial information and statements and reserves and resources information contained in the reports filed by Sherritt with Canadian securities regulators and provided to our management in connection with the Sherritt Acquisition, are not directly comparable to our reserve and resources reporting information that is subject to the reporting and disclosure requirements of the SEC.
The Obed Mine Release into the Athabasca River prior to the Sherritt Acquisition may result in significant liability arising after closing of the Sherritt Acquisition.
On October 31, 2013, a breach of an onsite water containment pond occurred at Sherritt’s Obed Mountain Mine near Hinton, Alberta (the “Obed Mine Release”). The contents of the release included 670,000 cubic meters of process water and low concentrations of suspended solids, mainly, clay, soil, shale and particles of coal. The released sediment, including organic debris it collected in its path, entered the Athabasca River. Sherritt notified the environmental regulators immediately upon discovery of the breach. On November 19, 2013, Alberta Environment and Sustainable Resource Development issued an environmental protection order. The order requires Sherritt to develop and implement assessment, management and remediation plans relating to the impact of the Obed Mine Release. Such plans will include short- and long-term plans for impact assessment, the recovery of solids, wildlife mitigation, waste management and mine wastewater management. Current work continues on impact assessment, next-stage remediation activities and the finalization of short-, medium- and long-term monitoring plans. After closing of the Sherritt Acquisition, Sherritt will work with the regulators and us on the remediation plan. Although the Arrangement Agreement requires that Sherritt indemnify us for losses resulting from the Obed Mine Release, we may not be able to recover all of such losses if we should elect to pursue any claims we may have against Sherritt pursuant to such indemnification provisions or otherwise.

Canadian  licenses, permits and other authorizations may be subject to challenges based on Aboriginal or Treaty rights.
Section 35 of the Canadian Constitution Act of 1982, the Natural Resources Transfers Agreements of 1930 and certain Canadian judicial decisions have recognized and affirmed the continued existence of Aboriginal and Treaty rights in Canada, including in some circumstances title to lands continuously used or occupied by Aboriginal groups, as well as harvesting and other rights relating to Aboriginal groups’ traditional territories. In most cases, the precise nature and contours of these rights as well as their geographic scope remain undefined at this time, and are or may be the subject to ongoing or future claims, court cases and negotiations of significant complexity.
Pending resolution of such claims, the Supreme Court of Canada has also recognized a Crown obligation to consult with and, in some circumstances, accommodate Aboriginal interests where the Crown undertakes actions or contemplates decisions that could adversely affect claimed or established Aboriginal or Treaty rights. While this duty lies with the federal and provincial Crowns, it may have a significant impact on private mineral and other proprietary interests.
Mineral and other proprietary interests held by the Sherritt Subsidiaries may now or in the future be the subject of Aboriginal land or rights claims. The impact of any such claims on the Sherritt Subsidiaries’ mineral and other proprietary cannot be predicted with any degree of certainty and no assurance can be given that a recognition of Aboriginal rights in the area in which such mineral and other proprietary rights are located, by way of a negotiated settlement or judicial pronouncement, would not have an adverse effect on the Sherritt Subsidiaries’ activities.
As issues relating to Aboriginal and Treaty rights and consultation continue to be argued, developed and resolved in Canadian courts, we will continue to cooperate, communicate and exchange information and views with Aboriginal groups and government, and participate with the Crown in its consultation processes with Aboriginal groups in order to foster good relationships and minimize risks to mineral rights and operational plans. Due to their complexity, it is not expected that the issues regarding Aboriginal and Treaty rights or consultation will be finally resolved in the short term and, accordingly, the impact of these issues on mineral and other proprietary rights and on mining operations is unknown at this time.
Should a dispute arise between one or more Aboriginal groups and the Crown, it could significantly affect the Sherritt Subsidiaries’ mineral and other proprietary interests and operations and could have a detrimental impact on our financial condition and results of operations.

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
Holders
As of February 26, 2014, based on inquiry there were 1,114 holders of record of our common stock.
The following table shows the range of sales prices for our common stock for the past two years, as reported by the NASDAQ Global Market.

	Sales Prices Common Stock
	High	Low
2012
First Quarter	$13.47	$9.78
Second Quarter	11.39	6.94
Third Quarter	10.00	7.00
Fourth Quarter	10.85	7.91
2013
First Quarter	$12.00	$9.40
Second Quarter	12.30	10.77
Third Quarter	13.79	10.96
Fourth Quarter	19.75	12.91
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
Issuer Purchase of Equity Securities
None.
Stock Performance Graph
This performance graph compares the cumulative total stockholder return on our common stock for the five-year period December 31, 2008 through December 31, 2013 with the cumulative total return over the same period of the NASDAQ Index and a peer group index, which consists of Alliance Resource Partners, L.P., Cloud Peak Energy, Inc., James River Coal Company, Rhino Resource Partners, L.P., and Patriot Coal Corporation. The graph assumes that:

•	You invested $100 in Westmoreland Coal common stock and in each index at the closing price on December 31, 2008;

•	All dividends were reinvested;

•	Annual reweighting of the peer groups; and

•	You continued to hold your investment through December 31, 2013.
You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance. The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Westmoreland Coal Company
NYSE MKT Composite Index
NASDAQ Financial Index
Peer Group
$300
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013
ASSUMES $100 INVESTED ON JAN. 1, 2009
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2013

	At December 31,
Company/Market/Peer Group	2008	2009	2010	2011	2012	2013
Westmoreland Coal Company	$100.00	$80.27	$107.57	$114.86	$84.14	$173.78
NYSE MKT Composite Index	$100.00	$135.54	$170.14	$180.78	$192.88	$205.73
NASDAQ Financial Index	$100.00	$104.72	$118.91	$108.61	$130.37	$183.49
Peer Group Index	$100.00	$164.98	$235.72	$189.52	$137.16	$164.23

ITEM 6	— SELECTED FINANCIAL DATA.
Westmoreland Coal Company and Subsidiaries
Five-Year Review

Consolidated Statements of Operations Information	2013	2012 (2)	2011	2010	2009
	(In thousands; except per share data)
Revenues	$674,686	$600,437	$501,713	$506,057	$443,368
Operating income (loss)	25,362	28,872	10,626	20,521	(31,774)
Loss from continuing operations(1)	(8,127)	(13,662)	(36,875)	(3,170)	(29,162)
Less net loss attributable to noncontrolling interest	(3,430)	(6,436)	(3,775)	(2,645)	(1,817)
Less preferred stock dividend requirements	1,360	1,360	1,360	1,360	1,360
Net loss applicable to common shareholders	$(6,057)	$(8,586)	$(34,460)	$(1,885)	$(28,705)
Per common share (basic and diluted):
Loss from continuing operations	$(0.42)	$(0.61)	$(2.61)	$(0.17)	$(2.88)
Net loss applicable to common shareholders	$(0.42)	$(0.61)	$(2.61)	$(0.17)	$(2.88)
Balance Sheet Information (end of period)
Working capital deficit	$(7,989)	$(11,600)	$(21,669)	$(35,793)	$(74,976)
Net property, plant and equipment	490,036	512,840	396,732	416,955	456,184
Total assets	946,685	936,115	759,172	750,306	772,728
Total debt	339,837	360,989	282,269	242,104	254,695
Shareholders’ deficit	(187,879)	(286,231)	(249,858)	(162,355)	(141,799)
Other Data:
Net cash provided by (used in):
Operating activities	$80,717	$57,144	$44,735	$45,353	$29,448
Investing activities	(21,897)	(123,534)	(33,639)	(29,180)	(38,597)
Financing activities	(29,320)	67,217	13,912	(20,917)	(20,273)
Capital expenditures	28,591	21,032	27,594	22,814	34,546
Adjusted EBITDA(3)	116,265	105,432	73,116	81,616	30,301
Tons sold	24,927	21,745	21,816	25,152	24,252
____________________

(1)
Includes a loss on extinguishment of debt of $0.1 million, $2.0 million and $17.0 million in 2013, 2012 and 2011, respectively. Includes a non-cash tax benefit of $4.9 million in 2013 and $17.1 million in 2009. Includes restructuring charges of $5.1 million in 2013.

(2)
On January 31, 2012, we acquired the Kemmerer Mine. Our results of operations include Kemmerer’s results of operations from the date of acquisition. Kemmerer's results are reflected in our Coal Segment. In addition, on January 31, 2012, we completed the issuance and sale of $125.0 million aggregate principal amount of 10.75% Senior Notes due 2018 at a price equal to approximately 95.5% of their face value (the "Add-On Notes"). The majority of the proceeds from the sale of the Add-On Notes were used to finance the acquisition of the Kemmerer Mine. See Note 2 to our consolidated financial statements for additional details.

(3)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss at the end of this “Selected Financial Data" section.
We did not declare cash dividends on common shares for the five years ended December 31, 2013. The financial data presented above should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of this report, which includes a discussion of factors that materially affect the comparability of the information presented, and in conjunction with our consolidated financial statements included in this report.
Reconciliation of Adjusted EBITDA to Net Loss
EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Reconciliation of Adjusted EBITDA to Net loss
Net loss	$(8,127)	$(13,662)	$(36,875)	(3,170)	(29,162)
Income tax (benefit) expense from continuing operations	(4,782)	90	(426)	(141)	(17,136)
Other (income) loss	(364)	(723)	2,572	2,587	(5,991)
Interest income	(1,366)	(1,496)	(1,444)	(1,747)	(3,218)
Loss on extinguishment of debt	64	1,986	17,030	—	—
Interest expense	39,937	42,677	29,769	22,992	23,733
Depreciation, depletion and amortization	67,231	57,145	45,594	44,690	44,254
Accretion of ARO and receivable	12,681	12,189	10,878	11,540	9,974
Amortization of intangible assets and liabilities	665	658	657	590	279
EBITDA	105,939	98,864	67,755	77,341	22,733
Restructuring charges	5,078	—	—	—	—
Customer reclamation claim	—	—	—	—	4,825
(Gain)/loss on sale of assets	(74)	528	640	226	191
Share-based compensation	5,322	6,040	4,721	4,049	2,552
Adjusted EBITDA	$116,265	$105,432	$73,116	81,616	30,301

ITEM 7	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis contains forward-looking statements and estimates that involve risks and uncertainties. Actual results could differ materially from these estimates. Factors that could cause or contribute to differences from estimates include those discussed under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in Item 1 above.
Overview
Westmoreland Coal Company is an energy company employing approximately 1,370 employees whose operations include six surface coal mines in Montana, Wyoming, North Dakota and Texas, and two coal-fired power-generating units in North Carolina. We sold 24.9 million tons of coal in 2013. Our two principal operating segments are our coal segment and our power segment, in addition to two non-operating segments.
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
We sell almost all of our coal and electricity production under long-term agreements. Our long-term coal contracts typically contain either full pass-through of our costs or price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised in line with broad economic indicators such as the consumer price index, commodity-specific indices such as the PPI-light fuel oils index, and/or changes in our actual costs. We refer to these contracts as “cost protected” contracts.
For our contracts that are not cost protected in nature, we have exposure to inflation and price risk for supplies used in the normal course of production such as diesel fuel and explosives. In line with the worldwide mining industry, we have experienced increased operating costs for mining equipment, diesel fuel and other supplies, such as tires. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time-to-time.
Recent Developments
Sherritt Acquisition
As we have previously announced, on December 24, 2013, we entered into an agreement to acquire the coal operations of Sherritt International Corporation, or Sherritt, which consist of its Prairie and Mountain coal mining operations. These operations included seven producing thermal coal mines in the Canadian provinces of Alberta and Saskatchewan, a 50% interest in an activated carbon plant and a Char production facility. The purchase price of $435 million will be made up of $293 million of cash consideration and the assumption of an estimated $142 million of capital lease liabilities, subject to certain adjustments provided for in the agreement, relating to, among other things, working capital, indebtedness, pension plan funding and coal inventory. Acquisition-related costs of $2.9 million have been expensed for the year ended December 31, 2013, and are included in Selling and administrative costs. We expect this acquisition to be completed by the end of the first quarter of 2014.
On February 7, 2014, we closed on a private offering of $425 million in aggregate principal amount of 10.75% Senior Secured Notes due 2018 at a price of 106.875% plus accrued interest from February 1, 2014. The net proceeds of the offering of the new notes will finance the approximately $293 million cash portion of the purchase price, an estimated $58 million to satisfy the cash bonding obligations for the Sherritt mines and cash transaction costs associated with the acquisition and this offering of new notes of approximately $26 million. The remaining balance of the proceeds will be used to fund the prepayment of the WML Notes and for other general corporate purposes. The proceeds will be held in escrow pending the completion of the acquisition.
In connection with the acquisition, we intend to amend our existing corporate revolving credit agreement to increase the maximum available borrowing amount to approximately $60 - $70 million (which we may increase to $100 million at our discretion), with a subfacility for letters of credit in an amount of up to $30 million. The acquisition is not contingent on our increasing such available borrowing capacity and it is possible that such increase will not be implemented until after the consummation of the acquisition.

Indian Coal Production Tax Credits (ICTC) amendment and extension
On May 30, 2013, we extended our ICTC monetization transaction two and a half months to December 31, 2013 to coincide with the IRS's extension of the ICTC.  We also agreed with our partner in the transaction to adjust the mining fee WRI receives as compensation for mining to better reflect current market conditions.
Our partner did not extend the ICTC monetization transaction, and it expired on December 31, 2013. As a result, we have unwound the transaction as of December 31, 2013 and concerning our balance sheet have decreased Other liabilities by $19.1 million and decreased Noncontrolling interest by $18.1 million. As a result, as of December 31, 2013, the noncontrolling interest was eliminated. Since 2009, we have experienced a yearly average of $3.1 million of income and $6.1 million of cash receipts from the ICTC. We are currently pursuing future monetization of the ICTC in the event that the IRS extends the ICTC beyond December 31, 2013.
Xcel Fire
In November 2011, an explosion and subsequent fire occurred at Unit 3 of Xcel Energy's Sherburne County Generating Station, or Unit 3, which is the largest customer of our Absaloka Mine. Xcel indicated that Unit 3 would be offline for an extended period. Unit 3 resumed operations during October 2013. WRI, our wholly owned subsidiary that operates the Absaloka Mine, maintains business interruption insurance coverage and has recognized $16.2 million of income for the year ended December 31, 2013 and $17.3 million of income for the year ended December 31, 2012. We received $13.4 million of cash proceeds for the year ended December 31, 2013. Insurance proceeds are included in Net cash provided by operating activities. At the time Unit 3 resumed operations, we no longer recorded income from business interruption insurance. Subsequent to December 31, 2013, we have collected all cash proceeds due to us.
ROVA Restructuring
On December 23, 2013, we entered into an agreement with Dominion Virginia Power, a subsidiary of Dominion, to restructure the remaining five years of the ROVA I and ROVA II contracts. From January 2014 through March 2019, we will keep ROVA ready to operate and expect to run the plants during high demand energy periods, but will likely not operate it for Dominion. We will additionally buy power from a power provider at a fixed price, and will supply Dominion that power. We can also operate the plant and sell power to the open market if we choose. At current marker conditions, we expect increased power segment revenues, but slightly decreased power segment profits and operating cash flows due to the restructuring.
We incurred restructuring charges of $5.1 million for the year ended December 31, 2013 primarily related to consulting and legal fees. The restructuring plan is expected to be complete by March 31, 2014. We expect that the aggregate $5.1 million of expenditures will be cash expenditures paid out of operating cash flows in the first quarter of 2014.
Results of Operations
Items that Affect Comparability of Our Results
For 2013 and each of the prior two years, our results have included items that do not relate directly to ongoing operations. The income (expense) components of these items were as follows:

Year Ended December 31,	2013	2012	2011
	(In thousands)
Loss on extinguishment of debt	$(64)	$(1,986)	$(17,030)
Restructuring charges	(5,078)	—	—
Fair value adjustment on derivative and related amortization of debt discount	—	—	(3,215)
Impact (pre-tax)	$(5,142)	$(1,986)	$(20,245)
Tax effect of other comprehensive income gains	$4,892	$—	$—
Items recorded in 2013

•
We recorded $0.1 million of loss on extinguishment of debt related to repurchases of 10.75% Senior Notes with a principal amount of $0.5 million. The loss on the repurchases was measured based on the carrying value of the repurchased portion of the 10.75% Senior Notes, which included a portion of the unamortized debt issue costs and the debt discount on the dates of repurchase.

•	We recorded $5.1 million of restructuring charges related to the ROVA restructuring.

•	We recorded an income tax benefit of $4.9 million related to a tax effect of other comprehensive income gains, primarily related to decreases in our pension and postretirement medical obligations.
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

Items recorded in 2011

•
We recorded $17.0 million of loss on extinguishment of debt as a result of the initial offering of the 10.75% Senior Notes. The loss included a $9.1 million make-whole payment for ROVA’s debt and $7.9 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs and convertible debt conversion expense.

•
Upon the initial offering of the 10.75% Senior Notes and subsequent retirement of our convertible debt, we recorded an expense of $3.1 million resulting from the mark-to-market accounting for the conversion feature in the notes with $0.1 million of interest expense of a related debt discount.

2013 Compared to 2012
Summary
The following table shows the comparative consolidated results and changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2013	2012	$	%
	(In millions)
Revenues	$674.7	$600.4	$74.3	12.4%
Net loss applicable to common shareholders	(6.1)	(8.6)	2.5	29.1%
Adjusted EBITDA(1)	116.3	105.4	10.9	10.3%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our revenues for 2013 increased primarily due to stronger power demand, favorable weather conditions and one additional month of Kemmerer operations. A new customer and Unit 3 resuming operations at our Absaloka Mine also contributed to increased revenues. In addition, our ROVA power plant experienced improved performance and fewer unplanned outages.
Our net loss applicable to common shareholders for 2013 decreased by $0.8 million, excluding $0.2 million of expense during 2013 and $2.0 million of expense during 2012 discussed in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this decrease in net loss were:

2013
(In millions)
Decrease in interest expense due to lower debt levels.	$2.7
Decrease in our corporate segment operating expenses due primarily to improved performance at our captive insurance entity and one-time recruiting and compensation expenses.	1.9
Increase in our power segment operating income due improved performance and fewer unplanned outages.	1.7
Decrease in our coal segment primarily due to costs incurred to increase production levels at the Absaloka Mine, higher royalty coal mined at the Kemmerer Mine, a contract adjustment related to employee benefit costs, depreciation adjustments and acquisition costs.	(5.3)
Decrease due to other factors	(0.2)
Total	$0.8

Coal Segment Operating Results
The following table shows comparative coal revenues, operating income and sales volume, and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands, expect per ton data)
Revenues	$587,119	$519,152	$67,967	13.1%
Operating income	44,471	48,235	(3,764)	(7.8)%
Adjusted EBITDA(1)	116,604	110,835	5,769	5.2%
Tons sold—millions of equivalent tons	24.9	21.7	3.2	14.7%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our 2013 coal segment revenues increased primarily due to stronger power demand, favorable weather conditions and one additional month of Kemmerer operations. A new customer and Unit 3 resuming operations at our Absaloka Mine also contributed to increased revenues. These positive factors allowed us to overcome the impact of two significant unplanned customer outages which occurred during 2013. Operating income decreased due to higher costs at the Absaloka Mine in preparation for new contracts and higher production levels, higher royalty coal mined at the Kemmerer Mine, a contract adjustment related to employee benefit costs, depreciation adjustments, and acquisition costs. These decreases in operating income were partially offset with increased revenues described above.
Power Segment Operating Results
The following table shows comparative power revenues, operating income and production and percentage changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Revenues	$87,567	$81,285	$6,282	7.7%
Operating income	4,907	8,244	(3,337)	(40.5)%
Adjusted EBITDA(1)	20,886	19,054	1,832	9.6%
Megawatts hours	1,566	1,477	89	6.0%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our 2013 power segment revenues, operating income (excluding $5.1 million of expenses discussed in Items that Affect Comparability of Our Results) and megawatt hours increased due to improved performance and fewer unplanned outages at our ROVA power plant.
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Heritage segment operating expenses	$14,498	$14,711	$(213)	(1.4)%
Our 2013 heritage segment operating expenses were comparable to 2012.

Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2013	2012	$	%
	(In thousands)
Corporate segment operating expenses	$9,518	$12,896	$(3,378)	(26.2)%
Our 2013 corporate segment operating expenses decreased primarily due to a 2012 deductible on a claim paid by our captive insurance entity related to the business interruption claim at our Absaloka Mine, however this expense was offset by proceeds recorded in the coal segment and thus had no impact on a consolidated basis. In addition, expenses decreased due to improved performance at our captive insurance entity and one-time recruiting and compensation expenses.
Nonoperating Results (including interest expense, interest income, other income (loss), income tax expense (benefit), and net loss attributable to noncontrolling interest)
Our interest expense for 2013 decreased to $39.9 million compared with $42.7 million for 2012 primarily due to lower overall debt levels.
Our interest income and other income for 2013 was comparable to 2012.
Our income tax benefit for 2013 was comparable to 2012, excluding $4.9 million of income discussed in Items that Affect Comparability of Our Results.
Our loss attributable to noncontrolling interest for 2013 decreased to $3.4 million compared with $6.4 million for 2012 related to decreased losses from a partially owned consolidated subsidiary.
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
Our net loss applicable to common shareholders for 2012 decreased by $7.6 million, excluding $2.0 million of expense during 2012 and $20.2 million of expense during 2011 discussed in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this decrease in net loss were:

2012
(In millions)
Increase in our coal segment operating income primarily due to the Kemmerer acquisition	$19.3
Decrease in our heritage segment operating expenses due to favorable claims experience related to our black lung and workers' compensation benefits	5.0
Increased noncontrolling interest losses from a partially owned consolidated subsidiary	2.7
Increase in interest expense resulting from the Add-On Notes	(13.0)
Decrease in our power segment operating income due to a large planned maintenance outage and increased unplanned outages	(3.9)
Increase in our corporate segment operating expenses primarily due to one-time executive recruiting and higher long-term compensation expenses	(2.1)
Decrease due to other factors	(0.4)
Total	$7.6
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
Reconciliation of Adjusted EBITDA to Net Loss and from Adjusted EBITDA to net cash provided by operating activities
The discussion in “Results of Operations” in 2013, 2012 and 2011 includes references to our Adjusted EBITDA results. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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
The tables below show how we calculated Adjusted EBITDA, including a breakdown by segment, and reconciles Adjusted EBITDA to net loss and from Adjusted EBITDA to net cash provided by operating activities, the most directly comparable GAAP financial measures.

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Reconciliation of Adjusted EBITDA to Net loss
Net loss	$(8,127)	$(13,662)	$(36,875)
Income tax (benefit) expense from continuing operations	(4,782)	90	(426)
Other (income) loss	(364)	(723)	2,572
Interest income	(1,366)	(1,496)	(1,444)
Loss on extinguishment of debt	64	1,986	17,030
Interest expense	39,937	42,677	29,769
Depreciation, depletion and amortization	67,231	57,145	45,594
Accretion of ARO and receivable	12,681	12,189	10,878
Amortization of intangible assets and liabilities	665	658	657
EBITDA	105,939	98,864	67,755
Restructuring charges	5,078	—	—
(Gain)/loss on sale of assets	(74)	528	640
Share-based compensation	5,322	6,040	4,721
Adjusted EBITDA	$116,265	$105,432	$73,116

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Reconciliation from Adjusted EBITDA to Net cash provided by operating activities
Adjusted EBITDA	$116,265	$105,432	$73,116
Restructuring charges	(5,078)	—	—
Interest expense	(39,937)	(42,677)	(29,769)
Interest income	1,366	1,496	1,444
Other income (loss)	364	723	(2,572)
Income tax benefit (expense)	4,782	(90)	426
Non-cash tax benefits	(4,892)	—	—
Amortization of deferred financing costs	3,731	4,358	2,515
Other	(1,001)	—	—
Gain on sales of investment securities	(3)	(165)	(150)
Loss on derivative instruments	—	—	3,079
Changes in operating assets and liabilities	5,120	(11,933)	(3,354)
Net cash provided by operating activities	$80,717	$57,144	$44,735

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Adjusted EBITDA by Segment
Coal	$116,604	$110,835	$76,821
Power	20,886	19,054	23,191
Heritage	(14,498)	(14,711)	(19,675)
Corporate	(6,727)	(9,746)	(7,221)
Total	$116,265	$105,432	$73,116

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Adjusted EBITDA
Guarantor and Issuer	$55,281	$57,496	$11,572
Non-Guarantor	60,984	47,936	61,544
Total	$116,265	$105,432	$73,116
Significant Anticipated Variances between 2013 and 2014 and Related Uncertainties
We expect a number of factors to result in differences in our base business in our results of operation, financial condition and liquidity in 2014 relative to 2013, including the following:

•	We expect increased coal ton deliveries primarily due to unexpected shutdowns in 2013 and new customers. This is anticipated to result in increased revenues and operating cash flows;

•	We expect increased power revenues but slightly decreased power profits and cash flows due to the ROVA restructuring;

•	We expect to make additional capital investments during 2014 in the range of $26.0 million to $31.0 million to improve our mining and power operations and decrease our equipment maintenance costs;

•	We expect our pension and postretirement medical expenses to decrease as a result of increases in discount rates; and

•	We expect our pension contributions to increase due to minimum contribution requirements.

Upon closing of the Sherritt Acquisition, we expect higher revenues and costs, capital investments and financing costs to produce positive net cash flows.
Liquidity and Capital Resources
We had the following liquidity at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In millions)
Cash and cash equivalents	$61.1	$31.6
WML revolving line of credit	23.1	23.1
Corporate revolving line of credit	20.0	20.0
Total	$104.2	$74.7
We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
We are a holding company and conduct our operations through subsidiaries. Our parent holding company has significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the parent company are distributions from our principal operating subsidiaries. The cash at ROVA, Kemmerer, and WRI has no restrictions and is immediately available. The cash at WML is available to us through quarterly distributions. The credit agreement governing WML's credit facility requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to us. Upon closing of the Sherritt Acquisition and expected prepayment of the WML Notes, the debt service account will no longer be required and the funds in the account will be released from restriction. The cash at WRMI is also available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is two hundred and fifty thousand dollars.
Under the indenture governing the 10.75% Senior Notes, we are required to offer a portion of our Excess Cash Flow (as defined by the indenture) for each fiscal year to purchase some of these notes at 100% of the principal amount. While we did repurchase $23.0 million of 10.75% Senior Notes during 2012, we did not have Excess Cash Flow for the years ended December 31, 2012 or 2011. We did have $29.5 million of Excess Cash Flow for the year ended December 31, 2013 and will be required to offer $22.1 million for repurchase by April 30, 2014. We do not expect any of the notes to be repurchased as a result of this offer. In addition to the Excess Cash Flow offer, the Company may continue to use available cash to repurchase these notes on the open market, as permitted by the indenture. Also, the Company has the option on or after February 1, 2015 to repurchase these notes, in whole or in part, at the redemptions prices (expressed as percentages of principal amount) set forth below, if redeemed during the twelve-month period beginning February 1 of the years indicated:

Year	Optional Redemption Price
2015	103.583%
2016	101.792%
2017 and thereafter	100.000%
In July 2013, we began contributing cash to our 401(k) plan instead of Company stock. Annual requirements for this funding approximates $3.5 million dollars.

Debt Obligations
10.75% Senior Notes
The 10.75% Senior Notes were outstanding in the principal amount of $251.5 million at December 31, 2013. Interest is due at an annual fixed rate of 10.75% and paid in cash semi-annually, in arrears, on February 1 and August 1 of each year. The 10.75% Senior Notes mature February 1, 2018 and contain provisions that affect our sources of liquidity, such as limitations on our ability to enter into new capital leases and other forms of credit. The notes are fully and unconditionally guaranteed by ROVA, Kemmerer, WRI and their respective subsidiaries (other than Absaloka Coal, LLC) and by certain other subsidiaries.
During the year ended December 31, 2013, we paid $0.5 million, excluding accrued interest, to repurchase 10.75% Senior Notes with a principal amount of $0.5 million.
2012 Revolving Credit Agreement
Our 2012 Revolving Credit Agreement has a borrowing limit of $20.0 million and an expiration date of June 30, 2017. At December 31, 2013, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit.
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
The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio and an EBITDA measure. The fixed charge coverage ratio must meet or exceed a specified minimum. The EBITDA covenant requires a minimum amount of EBITDA to be achieved. We met these covenant requirements as of December 31, 2013. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Kemmerer and ROVA.
WML Term Debt and Revolving Credit Agreement
WML has $85.5 million of fixed rate term debt outstanding at December 31, 2013, referred to as the WML Notes. This term debt matures March 31, 2018, and bears an annual fixed rate of 8.02%, payable quarterly. The principal on the WML Notes is scheduled to be paid as follows (in millions):

2014	$18.0
2015	20.0
2016	20.0
2017	22.0
2018	5.5
In March 2013, we amended WML's revolving credit facility to extend the maturity date from June 26, 2013 to December 31, 2017. WML's credit facility has a borrowing limit of $25.0 million. The interest rate under the revolving credit facility at December 31, 2013 was 3.75% per annum. At December 31, 2013, WML had no outstanding balance under its credit facility and the credit facility supports a letter of credit of $1.9 million, leaving it with $23.1 million of borrowing availability. WML's credit facility is only available to fund the operations of its respective subsidiaries.
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
The debt service coverage ratio covenant requires that at the end of each quarter WML's ratio of EBITDA less unfinanced capital expenditures to debt service (all defined) for the four quarters then ended meets or exceeds a specified minimum. The coverage ratio as of December 31, 2013 was 2.00 and the specified minimum was 1.30. The leverage ratio covenant requires that WML not permit the ratio of total debt at the end of each quarter to EBITDA (both as defined) for the four quarters then ended to be greater than a specified amount. The leverage ratio as of December 31, 2013 was 1.13, which did not exceed the maximum amount of 1.50. WML met all of its covenant requirements as of December 31, 2013.

The WML Notes and WML's revolving credit facility are secured by substantially all of the assets of WML and its subsidiaries (other than Texas Westmoreland Coal Co., or TWCC), our membership interests in WML, including certain dividends and other proceeds from such interests, and substantially all of the stock of WML's subsidiaries other than TWCC.
Upon closing of the Sherritt Acquisition, the WML Notes will expect to be prepaid using a portion of the $425 million in proceeds from the offering of the New Notes and the WML credit facility will expect to be terminated.
Capital Leases
During the year ended December 31, 2013, we paid $2.7 million to purchase equipment under capital leases prior to their maturities with a principal amount of $2.5 million. The difference between the purchase price and the carrying amount of the capital lease obligation was recorded as an adjustment to the carrying amount of the equipment.
Gross and Net Leverage Ratios
These ratios are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We use these ratios to assess our progress in reducing our aggregate debt levels. Refer to the Results of Operations section for the reconciliation of Adjusted EBITDA to net loss and from Adjusted EBITDA to net cash provided by operating activities.

	December 31,
	2013	2012
	(In millions)
Gross debt	$339.8	$361.0
Less:
Cash and cash equivalents	61.1	31.6
WML debt reserve account	13.1	13.1

Net debt	265.6	316.3

Adjusted EBITDA	116.3	105.4

Gross leverage ratio	2.92	3.43
Net leverage ratio	2.28	3.00
Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by our heritage health and pension obligations as follows:

	2014 Expected	2013 Actual	2012 Actual	2011 Actual
	(In millions)
Postretirement medical benefits	$13.8	$12.0	$12.0	$12.0
CBF premiums	2.0	2.2	2.3	2.6
Workers’ compensation benefits	0.6	0.6	0.5	0.6
Total heritage health payments	16.4	14.8	14.8	15.2

Pension contributions (1)	4.3	0.6	0.2	7.5
____________________

(1)	Of the 2011 pension contributions we made $4.3 million through the contribution of company stock.

Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Years Ended December 31,
	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$80,717	$57,144
Investing activities	(21,897)	(123,534)
Financing activities	(29,320)	67,217
Cash provided by operating activities increased $23.6 million in 2013 compared to 2012, primarily due to stronger power demand, favorable weather conditions, the Kemmerer acquisition and a new customer at our Absaloka Mine. In addition, our ROVA power plant had fewer unplanned outages.
Cash used in investing activities decreased $101.6 million in 2013 compared to 2012 primarily due to the Kemmerer acquisition. Capital expenditures were $28.6 million and $21.0 million for 2013 and 2012, respectively.
Cash provided by financing activities decreased $96.5 million for 2013 compared to 2012, primarily due to the Kemmerer acquisition debt. Debt repayments were $28.1 million and $44.8 million for 2013 and 2012, respectively.
Our working capital deficit at December 31, 2013 decreased by $3.6 million to $8.0 million compared to a $11.6 million at December 31, 2012 primarily due to increased cash from operations described above.
Ratio of Earnings to Fixed Charges
The following table sets forth our ratio of earnings to fixed charges for the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Deficiency of earnings to fixed charges	$12,909	$13,572	$37,301	$3,311	$46,298
For purposes of calculating the ratio of earnings to fixed charges:

•	“earnings” consist of loss from continuing operations before income taxes and fixed charges; and

•	“fixed charges” consist of interest (expensed), amortization of premiums, discounts and deferred financing costs, and an estimate of the interest expense within rental expense.
Contractual Obligations and Commitments
The following table presents information about our contractual obligations and commitments as of December 31, 2013, and the effects we expect such obligations to have on liquidity and cash flow in future periods. Some of the amounts below are estimates. We discuss these obligations and commitments elsewhere in this filing.

	Payments Due by Period
	Total	2014	2015-2016	2017-2018	After 2018
	(In thousands)
Long-term debt obligations (principal and interest)	$476,221	$51,862	$103,070	$321,289	$—
Capital lease obligations (principal and interest)	10,727	5,949	3,967	811	—
Operating lease obligations	17,407	7,896	7,740	1,771	—
Purchase obligations(1)	20,785	17,872	2,913	—	—
Other long-term liabilities(2)	1,247,951	46,112	104,740	111,283	985,816
Totals	$1,773,091	$129,691	$222,430	$435,154	$985,816

_____________________

(1)	Our purchase obligations relate to coal supply agreements for our power plants. See Note 15 to our consolidated financial statements for details.

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
Our liability for our employees’ postretirement medical benefit costs is recorded on our consolidated balance sheets in amounts equal to the actuarially determined liability, as this obligation is not funded. We use various assumptions including the discount rate and future cost trends, to estimate the cost and obligation for this item. Our discount rate for postretirement medical benefit is determined by utilizing a hypothetical bond portfolio model, which approximates the future cash flows necessary to service our liability. This model is calculated using a yield curve that is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields. Our discount rates at December 31, 2013 ranged from 4.50% - 5.05% compared to a range of 3.60% - 4.15% at December 31, 2012. In 2013, our postretirement medical benefit liability decreased $49.5 million primarily due to increases in discount rates.
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

	Postretirement Medical Benefits
Health Care Cost Trend Rate	1% Increase	1% Decrease
	(In thousands)
Effect on service and interest cost components	$3,148	$(2,442)
Effect on postretirement medical benefit obligation	$35,464	$(30,096)
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
Income Taxes and Deferred Income Taxes
As of December 31, 2013, we had significant deferred tax assets. Our deferred tax assets include federal and state regular net operating losses (NOLs), alternative minimum tax (AMT), credit carryforwards, Indian Coal Tax Credits (ICTC)

carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income.
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
Recent Accounting Pronouncements
The accounting standards adopted in 2013 did not have a material impact on our consolidated financial statements. See Note 1 to our consolidated financial statements for a discussion of recently adopted accounting pronouncements.
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
We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, postretirement medical benefit and other obligations as follows as of December 31, 2013:

	Reclamation Obligations	Workers’ Compensation Obligations	Post Retirement Medical Benefit Obligations	Other	Total
	(In thousands)
Surety bonds	$298,562	$9,113	$9,068	$7,435	$324,178
Letters of credit	—	—	—	8,556	8,556
	$298,562	$9,113	$9,068	$15,991	$332,734

ITEM 7A	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk, which includes adverse changes in commodity prices and interest rates, and credit risk.
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

For our contracts which are not cost protected, we have exposure to price risk for supplies that are used in the normal course of production such as diesel fuel and explosives. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time to time. At December 31, 2013, we had fuel supply contracts outstanding with a minimum purchase requirement of 4.0 million gallons of diesel fuel per year. These contracts qualify for the normal purchase normal sale exception under hedge accounting.
Interest Rate Risk
We are exposed to market risk associated with interest rates due to our existing indebtedness that is indexed to either prime rate or LIBOR. However, based on the balances outstanding as of December 31, 2013, our exposure to interest rate risk is not material as of such date. In the future, if we were to draw on our WML or Corporate revolving line of credit, or if we enter into a new credit facility indexed to a variable interest rate, such as the prime rate or LIBOR, then we would be exposed to market risk associated with interest rates. We have not historically used interest rate hedging instruments to manage our interest rate risk.
Credit Risk
We are exposed to credit loss in the event of non-performance by our counterparties. We attempt to manage this exposure by entering into agreements with counterparties that meet our credit standards and that are expected to fully satisfy their obligations under the contracts. These steps may not always be effective in addressing counterparty credit risk.

ITEM 8	—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Westmoreland Coal Company
        We have audited the accompanying consolidated balance sheets of Westmoreland Coal Company and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westmoreland Coal Company and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Denver, Colorado
February 28, 2014

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$61,110	$31,610
Receivables:
Trade	66,196	60,037
Contractual third-party reclamation receivables	8,487	10,207
Other	5,086	3,220
	79,769	73,464
Inventories	39,972	37,734
Restricted investments and bond collateral	5,998	—
Other current assets	18,190	16,504
Total current assets	205,039	159,312
Property, plant and equipment:
Land and mineral rights	278,188	261,741
Plant and equipment	657,696	635,720
	935,884	897,461
Less accumulated depreciation, depletion and amortization	445,848	384,621
Net property, plant and equipment	490,036	512,840
Advanced coal royalties	7,311	4,316
Reclamation deposits	74,921	72,718
Restricted investments and bond collateral	69,235	87,209
Contractual third-party reclamation receivables, less current portion	88,303	84,158
Intangible assets, net of accumulated amortization of $14.1 million and $12.4 million at December 31, 2013 and December 31, 2012, respectively	1,520	3,203
Other assets	10,320	12,359
Total Assets	$946,685	$936,115
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	December 31, 2013	December 31, 2012
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$44,343	$23,791
Accounts payable and accrued expenses:
Trade	57,507	52,093
Production taxes	41,905	33,228
Workers’ compensation	717	820
Postretirement medical benefits	13,955	14,068
SERP	390	390
Deferred revenue	14,068	12,822
Asset retirement obligations	23,353	22,238
Other current liabilities	16,790	11,462
Total current liabilities	213,028	170,912
Long-term debt, less current installments	295,494	337,198
Workers’ compensation, less current portion	6,744	8,710
Excess of black lung benefit obligation over trust assets	8,675	8,356
Postretirement medical benefits, less current portion	270,374	319,775
Pension and SERP obligations, less current portion	24,176	54,250
Deferred revenue, less current portion	46,567	56,891
Asset retirement obligations, less current portion	256,511	241,609
Intangible liabilities, net of accumulated amortization of $12.4 million at December 31, 2013 and $11.4 million at December 31, 2012, respectively	5,606	6,625
Other liabilities	7,389	18,020
Total liabilities	1,134,564	1,222,346
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; Issued and outstanding 159,960 shares at December 31, 2013 and 2012	160	160
Common stock of $2.50 par value
Authorized 30,000,000 shares; Issued and outstanding 14,592,231 shares at December 31, 2013 and 14,201,411 shares at December 31, 2012, respectively	36,479	35,502
Other paid-in capital	134,861	130,852
Accumulated other comprehensive loss	(63,595)	(148,345)
Accumulated deficit	(295,784)	(289,727)
Total Westmoreland Coal Company shareholders’ deficit	(187,879)	(271,558)
Noncontrolling interest	—	(14,673)
Total deficit	(187,879)	(286,231)
Total Liabilities and Shareholders’ Deficit	$946,685	$936,115
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenues	$674,686	$600,437	$501,713
Cost, expenses and other:
Cost of sales	535,320	466,521	392,787
Depreciation, depletion and amortization	67,231	57,145	45,594
Selling and administrative	50,721	49,908	40,276
Heritage health benefit expenses	13,418	13,388	18,575
Loss (gain) on sales of assets	(74)	528	640
Restructuring charges	5,078	—	—
Other operating income	(22,370)	(15,925)	(6,785)
	649,324	571,565	491,087
Operating income	25,362	28,872	10,626
Other income (expense):
Interest expense	(39,937)	(42,677)	(29,769)
Loss on extinguishment of debt	(64)	(1,986)	(17,030)
Interest income	1,366	1,496	1,444
Other income (loss)	364	723	(2,572)
	(38,271)	(42,444)	(47,927)
Loss before income taxes	(12,909)	(13,572)	(37,301)
Income tax expense (benefit)	(4,782)	90	(426)
Net loss	(8,127)	(13,662)	(36,875)
Less net loss attributable to noncontrolling interest	(3,430)	(6,436)	(3,775)
Net loss attributable to the Parent company	(4,697)	(7,226)	(33,100)
Less preferred stock dividend requirements	1,360	1,360	1,360
Net loss applicable to common shareholders	$(6,057)	$(8,586)	$(34,460)
Net loss per share applicable to common shareholders:
Basic and diluted	$(0.42)	$(0.61)	$(2.61)
Weighted average number of common shares outstanding:
Basic and diluted	14,491	14,033	13,192
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net loss	$(8,127)	$(13,662)	$(36,875)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	3,490	2,960	1,647
Adjustments to accumulated actuarial losses, pension	28,974	(9,812)	(15,798)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	4,005	2,572	(288)
Adjustments to accumulated actuarial gains, postretirement medical benefits	53,230	(22,342)	(49,136)
Tax effect of other comprehensive income gains	(4,892)	—	—
Unrealized and realized gains and losses on available-for-sale securities	(57)	(268)	(200)
Other comprehensive income (loss)	84,750	(26,890)	(63,775)
Comprehensive income (loss) attributable to Westmoreland Coal Company	$76,623	$(40,552)	$(100,650)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Deficit
Years Ended December 31, 2011, 2012 and 2013

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2010	160,129	$160	11,160,798	$27,901	$98,466	$(57,680)	$(226,740)	$(4,462)	$(162,355)
Preferred dividends declared	—	—	—	—	—	—	(21,301)	—	(21,301)
Common stock issued as compensation	—	—	240,118	600	4,121	—	—	—	4,721
Common stock options exercised	—	—	31,200	78	344	—	—	—	422
Conversion of convertible notes and securities	(169)	—	1,879,098	4,698	20,787	—	—	—	25,485
Common stock issued to pension plan assets	—	—	450,000	1,125	3,132	—	—	—	4,257
Issuance of restricted stock	—	—	50,165	125	(562)	—	—	—	(437)
Net loss	—	—	—	—	—	—	(33,100)	(3,775)	(36,875)
Other comprehensive loss	—	—	—	—	—	(63,775)	—	—	(63,775)
Balance at December 31, 2011	159,960	160	13,811,379	34,527	126,288	(121,455)	(281,141)	(8,237)	(249,858)
Preferred dividends declared	—	—	—	—	—	—	(1,360)	—	(1,360)
Common stock issued as compensation	—	—	323,432	808	5,232	—	—	—	6,040
Issuance of restricted stock	—	—	66,600	167	(668)	—	—	—	(501)
Net loss	—	—	—	—	—	—	(7,226)	(6,436)	(13,662)
Other comprehensive loss	—	—	—	—	—	(26,890)	—	—	(26,890)
Balance at December 31, 2012	159,960	160	14,201,411	35,502	130,852	(148,345)	(289,727)	(14,673)	(286,231)
Preferred dividends declared	—	—	—	—	—	—	(1,360)	—	(1,360)
Common stock issued as compensation	—	—	224,129	560	4,762	—	—	—	5,322
Assumption of noncontrolling interest of subsidiary	—	—	—	—	—	—	—	18,103	18,103
Issuance of restricted stock	—	—	166,691	417	(753)	—	—	—	(336)
Net loss	—	—	—	—	—	—	(4,697)	(3,430)	(8,127)
Other comprehensive income	—	—	—	—	—	84,750	—	—	84,750
Balance at December 31, 2013	159,960	$160	14,592,231	$36,479	$134,861	$(63,595)	$(295,784)	$—	$(187,879)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,127)	$(13,662)	$(36,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	67,231	57,145	45,594
Accretion of asset retirement obligation and receivable	12,681	12,189	10,878
Non-cash tax benefits	(4,892)	—	—
Amortization of intangible assets and liabilities, net	665	658	657
Share-based compensation	5,322	6,040	4,721
Loss (gain) on sales of assets	(74)	528	640
Amortization of deferred financing costs	3,731	4,358	2,515
Other	(1,001)	—	—
Loss on extinguishment of debt	64	1,986	17,030
Gain on sales of investment securities	(3)	(165)	(150)
Loss on derivative instruments	—	—	3,079
Changes in operating assets and liabilities:
Receivables, net	(7,636)	(12,855)	5,491
Inventories	(2,512)	(2,164)	(2,125)
Excess of black lung benefit obligation over trust assets	319	1,791	4,319
Accounts payable and accrued expenses	13,579	17,399	4,128
Deferred revenue	(9,078)	(8,198)	(9,918)
Income tax payable	(1)	—	—
Accrual for workers’ compensation	(2,069)	(2,096)	1,248
Asset retirement obligations	(9,410)	(6,943)	(6,510)
Accrual for postretirement medical benefits	7,721	6,191	(1,643)
Pension and SERP obligations	2,388	2,802	(1,278)
Other assets and liabilities	11,819	(7,860)	2,934
Net cash provided by operating activities	80,717	57,144	44,735
Cash flows from investing activities:
Additions to property, plant and equipment	(28,591)	(21,032)	(27,594)
Change in restricted investments and bond collateral and reclamation deposits	1,434	(33,892)	(5,986)
Cash payments related to acquisitions	—	(72,522)	(4,000)
Net proceeds from sales of assets	902	480	687
Proceeds from the sale of restricted investments	8,287	4,106	3,350
Receivable from customer for property and equipment purchases	(389)	(674)	(96)
Other	(3,540)	—	—
Net cash used in investing activities	(21,897)	(123,534)	(33,639)
Cash flows from financing activities:
Change in book overdrafts	310	(253)	(724)
Borrowings from long-term debt, net of debt discount	—	119,364	142,500
Repayments of long-term debt	(28,088)	(44,846)	(73,566)

Borrowings on revolving lines of credit	7,000	16,500	87,200
Repayments on revolving lines of credit	(7,000)	(16,500)	(105,600)
Debt issuance costs and other refinancing costs	(182)	(5,688)	(15,019)
Preferred dividends paid	(1,360)	(1,360)	(21,301)
Exercise of stock options	—	—	422
Net cash provided by (used in) financing activities	(29,320)	67,217	13,912
Net increase in cash and cash equivalents	29,500	827	25,008
Cash and cash equivalents, beginning of year	31,610	30,783	5,775
Cash and cash equivalents, end of year	$61,110	$31,610	$30,783
Supplemental disclosures of cash flow information:
Cash paid for interest	$36,252	$34,380	$21,199
Cash paid (received) for income taxes	111	(73)	(250)
Non-cash transactions:
Accrued purchases of property and equipment	1,112	634	570
Capital leases and other financing sources	5,371	1,828	531
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company's Kemmerer Mine is owned by its subsidiary Westmoreland Kemmerer, Inc., or Kemmerer. The Company’s Absaloka Mine is owned by its wholly owned subsidiary Westmoreland Resources, Inc., or WRI. The right to mine coal at the Absaloka Mine had been subleased to an affiliated entity whose operations the Company controls, under which the sublease expired December 31, 2013; and as a result the right to mine coal at the Absaloka Mine reverts to WRI beginning in 2014. The Rosebud, Jewett, Beulah and Savage Mines are owned through the Company’s wholly owned subsidiary Westmoreland Mining LLC, or WML.
Sherritt Acquisition
On December 24, 2013, the Company entered into an agreement to acquire the coal operations of Sherritt International Corporation, or Sherritt, which consist of its Prairie and Mountain coal mining operations. These operations included seven producing thermal coal mines in the Canadian provinces of Alberta and Saskatchewan, a 50% interest in an activated carbon plant and a Char production facility. The purchase price of $435.0 million will be made up of $293.0 million of cash consideration and the assumption of an estimated $142 million of capital lease liabilities, subject to certain adjustments provided for in the agreement, relating to, among other things, working capital, indebtedness, pension plan funding and coal inventory. Acquisition-related costs of $2.9 million have been expensed for the year ended December 31, 2013, and are included in Selling and administrative costs. The Company expects this acquisition to be completed by the end of the first quarter of 2014.
On February 7, 2014, the Company closed on a private offering of $425.0 million in aggregate principal amount of 10.75% Senior Secured Notes due 2018 at a price of 106.875% plus accrued interest from February 1, 2014; referred to as the New Notes. The net proceeds of the offering of the new notes will finance the approximately $293 million cash portion of the purchase price, an estimated $58 million to satisfy the cash bonding obligations for the Sherritt mines and cash transaction costs associated with the acquisition and this offering of new notes of approximately $26.0 million. The remaining balance of the proceeds will be used to fund the prepayment of the WML Notes and for other general corporate purposes. The proceeds will be held in escrow pending the completion of the acquisition.
In connection with the acquisition, the Company intends to amend the existing corporate revolving credit agreement to increase the maximum available borrowing amount to approximately $60 - $70 million (which the Company may increase to $100 million at their discretion), with a subfacility for letters of credit in an amount of up to $30 million. The acquisition is not contingent on the Company increasing such available borrowing capacity and it is possible that such increase will not be implemented until after the consummation of the acquisition.
Consolidation Policy
The Consolidated Financial Statements of Westmoreland Coal Company include the accounts of the Company and its controlled subsidiaries. The Company consolidates any variable interest entity, or VIE, for which the Company is considered the primary beneficiary. The Company provides for noncontrolling interests in consolidated subsidiaries, in which the Company’s ownership is less than 100 percent. All intercompany accounts and transactions have been eliminated.
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
The Company has determined for all periods presented, it was the primary beneficiary in Absaloka Coal LLC, a VIE, in which it held less than a 50% ownership through December 31, 2013. As a result, the Company has consolidated this entity within the coal segment. The investment in Absaloka Coal LLC by its outside partner did not continue after December 31, 2013, and beginning in 2014, Absaloka Coal LLC will be 100% owned by the Company, but will cease to have operations. As a result, the Company has unwound the transaction as of December 31, 2013 and concerning our balance sheet have decreased

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Other liabilities by $19.1 million and decreased Noncontrolling interest by $18.1 million. As a result, as of December 31, 2013, the noncontrolling interest was eliminated.
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
Trade Receivables
Trade receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2013 and 2012.
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
The Company assesses the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

comparing estimated undiscounted cash flows expected to be generated from such assets to their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value. When an asset is retired or sold, its cost and related accumulated depreciation and depletion are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss. Fully depreciated plant and equipment still in use is not eliminated from the accounts. Amortization of capital leases is included in Depreciation, depletion and amortization.
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
The Company has securities classified as available-for-sale, which are recorded at fair value. The changes in fair values are recorded as unrealized gains (losses) as a component of Accumulated other comprehensive income (loss) in shareholders’ deficit.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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
See Notes 4, 7, 9, 10 and 11 for further disclosures related to the Company’s fair value estimates.
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
Amortization of intangible assets recognized in Cost of sales was $1.7 million in 2013, 2012, and 2011. Amortization of intangible liabilities recognized in Revenues was $1.0 million in 2013, 2012, and 2011.
The estimated aggregate amortization amounts from intangibles assets and liabilities for each of the next five years as of December 31, 2013 are as follows:

Amortization Expense (Revenue)
(In thousands)
2014	$17
2015	(791)
2016	(953)
2017	(953)
2018	(953)
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
Pneumoconiosis (Black Lung) Benefits
The Company is self-insured for federal and state black lung benefits for former heritage employees and has established an independent trust to pay these benefits. The Company accounts for these benefits on the accrual basis. An independent actuary annually calculates the present value of the accumulated black lung obligation. The underfunded status in 2013 and 2012 of the Company’s obligation is included as Excess of black lung benefit obligation over trust assets in the accompanying consolidated balance sheets. Actuarial gains and losses are recognized in the period in which they arise.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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
Asset Retirement Obligations
The Company’s asset retirement obligation, or ARO, liabilities primarily consist of estimated costs to reclaim surface land and support facilities at its mines and power plants in accordance with federal and state reclamation laws as established by each mining permit.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Power Revenues
ROVA supplies power under long-term power sales agreements. Under these agreements, ROVA invoices and collects capacity payments based on kilowatt-hours produced if the units are dispatched or for the kilowatt-hours of available capacity if the units are not fully dispatched.
A portion of the capacity payments under the agreements is considered to be an operating lease. The Company is recognizing amounts invoiced under the power sales agreements as revenue on a pro rata basis, based on the weighted average per kilowatt hour capacity payments estimated to be received over the remaining term of the power sales agreements. Under this method of recognizing revenue, $8.7 million and $8.3 million of previously deferred revenue was recognized during 2013 and 2012, respectively.
On December 23, 2013, the Company entered into an agreement with Dominion Virginia Power, a subsidiary of Dominion, to restructure the remaining five years of the ROVA I and ROVA II contracts. From January 2014 through March 2019, the Company will keep ROVA ready to operate and expects to run the plants during high demand energy periods. The Company will additionally buy power from a power provider at a fixed price, and will supply Dominion that power. The Company can also operate the plant and sell power on the open market if it it chooses.
The Company incurred restructuring charges of $5.1 million for the year ended December 31, 2013 primarily related to legal and consulting fees. The restructuring plan is expected to be complete by March 31, 2014. The Company expects that the aggregate $5.1 million of expenditures will be cash expenditures paid out in the first quarter of 2014.
The table below represents the restructuring provision activity during the year ended December 31, 2013 (in millions):

Beginning Balance	Restructuring Charges	Restructuring Payments	Ending Balance
$—	$5.1	$—	$5.1
Other Operating Income (Loss)
Other operating income in the accompanying Consolidated Results of Operations reflects income from sources other than coal or power revenues. Income from the Company’s Indian Coal Tax Credit monetization transaction is recorded as Other operating income. The Company recognizes income as business interruption losses are incurred and reimbursement is virtually assured and has recognized $16.2 million and $17.3 million of income during 2013 and 2012, respectively; which is included in Other operating income. Insurance proceeds are included in Net cash provided by operating activities.
Share-Based Compensation
Share-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. These costs are recorded in Cost of sales and Selling and administrative expenses in the accompanying consolidated results of operations.
Earnings (Loss) per Share
Basic earnings (loss) per share have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock appreciation rights, restricted stock and warrants. No such items were included in the computation of diluted loss per share for the years ended 2013, 2012 or 2011 because the Company incurred a loss from operations in each of these periods and the effect of inclusion would have been anti-dilutive.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Convertible notes and securities	1,093	1,093	1,093
Restricted stock units, stock options, and SARs	805	978	634
Total shares excluded from diluted shares calculation	1,898	2,071	1,727
Recently Adopted Accounting Pronouncements

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
Liquidity and Capital Resources
The Parent is a holding company and conducts its operations through subsidiaries. The Parent has significant cash requirements to fund debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the Parent are distributions from principal operating subsidiaries. The cash at ROVA, Kemmerer, and WRI has no restrictions and is immediately available. The cash at WML is available to the Parent through quarterly distributions. The WML credit agreement requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to the Parent. The cash at WRMI is also available to the Parent through dividends and is subject to maintaining a statutory minimum level of capital, which is two hundred fifty thousand dollars.
The Company anticipates that its cash from operations, cash on hand and available borrowing capacity will be sufficient to meet its investing, financing, and working capital requirements for the foreseeable future.
In March 2013, the Company amended the WML Revolving Credit Agreement by extending the maturity date from June 26, 2013 to December 31, 2017. WML's revolving line of credit has a borrowing limit of $25.0 million. The interest rate under the revolving line of credit at December 31, 2013 was 3.75% per annum. At December 31, 2013, WML had no outstanding balance under the revolving line of credit and the revolving line of credit supports a letter of credit of $1.9 million, leaving it with $23.1 million of borrowing availability. WML's revolving line of credit is only available to fund the operations of its respective subsidiaries.
On June 29, 2012, the Company and certain of its subsidiaries entered into a five-year, $20.0 million revolving line of credit permitted under the indenture governing the 10.75% Senior Notes with an expiration date of June 30, 2017. The revolver may support up to $2.0 million of letters of credit (which was increased to $10.0 million on January 10, 2014), which would reduce the balance available under the revolver. At December 31, 2013, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Kemmerer, and ROVA. Pursuant to the Intercreditor Agreement, the holders of the 10.75% Senior Notes now have a subordinate lien on these assets.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Years Ended
	December 31, 2012	December 31, 2011
	(In thousands)
Total Revenues
As reported	$600,437	$501,713
Pro forma	$614,550	$645,595

Operating Income
As reported	$28,872	$10,626
Pro forma	$31,146	$13,275

Net income (loss) applicable to common shareholders
As reported	$(8,586)	$(34,460)
Pro forma	$(7,524)	$(46,260)

Net income (loss) per share applicable to common shareholders
As reported	$(0.61)	$(2.61)
Pro forma	$(0.54)	$(3.51)

3.	INVENTORIES
Inventories consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Coal stockpiles	$543	$989
Coal fuel inventories	6,161	3,048
Materials and supplies	34,233	34,954
Reserve for obsolete inventory	(965)	(1,257)
Total	$39,972	$37,734

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

4.	RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	December 31,
	2013	2012
	(In thousands)
Coal Segment:
WML debt reserve account	$13,067	$13,062
Reclamation bond collateral:
Kemmerer Mine	24,966	24,702
Absaloka Mine	11,653	14,507
Rosebud Mine	3,145	12,495
Beulah Mine	1,270	1,270
Power Segment:
Letter of credit account	5,998	5,990
Corporate Segment:
Postretirement medical benefit bonds	8,467	8,593
Workers’ compensation bonds	6,667	6,590
Total restricted investments and bond collateral	75,233	87,209
Less current portion	(5,998)	—
Total restricted investments and bond collateral, less current portion	$69,235	$87,209
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2013 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$40,605	$40,605
Time deposits	2,444	2,444
Held-to-maturity securities	32,184	32,046
	$75,233	$75,095
In 2013, 2012, and 2011, the Company recorded a gain of less than $0.1 million, $0.1 million, and $0.1 million, respectively, on the sale of available-for-sale securities held as restricted investments and bond collateral.
In 2013, $3.0 million and $9.4 million of reclamation bond collateral has been released from restriction regarding the Absaloka and Rosebud Mines, respectively.
The $6.0 million letter of credit account in the power segment has been released from restriction in February, 2014 and as a result is included as current portion.
Coal Segment
Pursuant to the terms of the Note Purchase Agreement dated June 26, 2008, WML must maintain a debt service reserve account. The debt service reserve account is required to contain funds sufficient to pay the principal, interest, and collateral agent’s fees scheduled to be paid in the following six months. The debt service reserve account was fully funded at December 31, 2013.
As of December 31, 2013, the Company had reclamation bond collateral in place for its Kemmerer, Absaloka, Rosebud and Beulah Mines. Bond collateral is not required at the Jewett Mine as reclamation bonding is the responsibility of its customer. These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Power Segment
As of February, 2014, the Company will no longer be required to fund a letter of credit account for its power operations.
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

	December 31,
	2013	2012
	(In thousands)
Amortized cost	$32,184	$3,983
Gross unrealized holding gains	309	356
Gross unrealized holding losses	(447)	—
Fair value	$32,046	$4,339
Maturities of held-to-maturity securities are as follows at December 31, 2013:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$1,111	$1,143
Due in five years or less	17,839	17,944
Due after five years to ten years	6,769	6,665
Due in more than ten years	6,465	6,294
	$32,184	$32,046
The cost basis, gross unrealized holding gains and fair value of available-for-sale securities are as follows:

	December 31,
	2013	2012
	(In thousands)
Cost basis	$—	$175
Gross unrealized holding gains	—	16
Fair value	$—	$191

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

5.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding December 31,
	2013	2012
	(In thousands)
10.75% senior notes due 2018	$251,500	$252,000
WML term debt due 2018	85,500	103,500
Capital lease obligations	10,153	13,926
Other	1,209	1,654
Debt discount	(8,525)	(10,091)
Total debt outstanding	339,837	360,989
Less current portion	(44,343)	(23,791)
Total debt outstanding, less current portion	$295,494	$337,198
The following table presents aggregate contractual debt maturities of all long-term debt:

As of December 31, 2013
(In thousands)
2014	$23,949
2015	22,662
2016	21,943
2017	22,492
2018	257,316
Thereafter	—
Total	348,362
Less: debt discount	(8,525)
Total debt	$339,837

Revolving Lines of Credit
Corporate Revolving Credit Agreement
On June 29, 2012, the Company and certain of its subsidiaries entered into a five-year, $20.0 million revolving line of credit permitted under the indenture governing the 10.75% Senior Notes with an expiration date of June 30, 2017. The revolver may support up to $2.0 million of letters of credit (which was increased to $10.0 million on January 10, 2014), which would reduce the balance available under the revolver. At December 31, 2013, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Kemmerer, and ROVA. Pursuant to the Intercreditor Agreement, the holders of the 10.75% Senior Notes now have a subordinate lien on these assets. The Company capitalized debt issuance costs of $0.7 million in 2012 related to the revolver.
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
The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio and an EBITDA measure. The fixed charge coverage ratio must meet or exceed a specified minimum. The EBITDA covenant requires a minimum amount of EBITDA to be achieved. We met these covenant requirements as of December 31, 2013.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

WML Revolving Credit Agreement
At December 31, 2013, WML had a revolving credit agreement with a borrowing limit of $25.0 million and a maturity date of June 26, 2013. WML has two interest rate options to choose from on this revolver. The Base Rate option bears interest at a base rate plus 0.50% and is payable monthly (3.75% per annum at December 31, 2013). The LIBOR Rate option bears interest at the London Interbank Offering Rate, or LIBOR, rate plus 3.0% (3.53% per annum at December 31, 2013). In addition, a commitment fee of 0.50% of the average unused portion of the available revolver is payable quarterly. At December 31, 2013, the revolver had no outstanding balance and supported a $1.9 million letter of credit. The Company had $23.1 million of borrowing availability under this revolver at December 31, 2013.

In March 2013, the Company amended the credit agreement by extending the maturity date from June 26, 2013 to December 31, 2017. Issuance costs related to the amendment of $0.2 million have been capitalized.
The revolver is secured by substantially all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC; the Company’s membership interest in WML; and the stock of WSC, WECO and DWC. WECO, DWC, and WSC have guaranteed WML’s obligations with respect to the Revolver.
Upon closing of the Sherritt Acquisition, the WML revolving credit agreement will expect to be terminated. See Note 1 for additional information.
10.75% Senior Notes
On February 4, 2011 through a private placement offering, the Company issued $150.0 million of Parent Notes (the “Parent Notes”), which are senior secured notes. The Company’s subsidiary, Westmoreland Partners, was a co-issuer of the notes. The Parent Notes were issued at a 5% discount, mature February 1, 2018, and bear a fixed interest rate of 10.75%, payable semi-annually, in arrears, on February 1 and August 1 of each year, which began August 1, 2011. Proceeds from the Parent Notes were used to retire ROVA's term debt, WRI's term debt and revolving line of credit, and the convertible notes; as well as payment of preferred stock dividend arrearages. On July 29, 2011, the Company commenced an exchange offer for the Parent Notes for an equal principal amount of notes that have been registered under the Securities Act of 1933, which exchange was completed in September, 2011. As a result of this offering, the Company recorded a $17.0 million loss on extinguishment of debt in the year ended December 31, 2011. The loss included a $9.1 million make-whole payment for ROVA’s debt and $7.9 million of non-cash write-offs of unamortized discount on debt and related capitalized debt costs and convertible debt conversion expense.
On January 31, 2012, the Company completed the private placement of $125.0 million of senior secured notes due in 2018 (the “Add-On Notes”), which were additional notes issued pursuant to the existing Parent Notes indenture, collectively referred to as the “10.75% Senior Notes”. The Add-On Notes were issued at a 4.5% original issue discount. On June 22, 2012, the Company commenced an exchange offer for the Add-On Notes for an equal principal amount of notes that have been registered under the Securities Act of 1933, which exchange was completed in July, 2012. At this time, all of the outstanding 10.75% Senior Notes are traded under one CUSIP. In 2011, the Company capitalized $0.2 million of debt issuance costs related to the Add-On Notes offering and has capitalized debt issuance costs of $4.9 million in 2012. The Company funded the Kemmerer Mine acquisition through the net proceeds from the Add-On Notes.
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
During the year ended December 31, 2013, the Company paid $0.5 million, excluding accrued interest, to repurchase Senior Notes with a principal amount of $0.5 million. The Company recognized losses of $0.1 million on these repurchases, which were recorded as losses on extinguishment of debt. The losses on the repurchases were measured based on the carrying value of the repurchased portion of the Senior Notes, which included a portion of the unamortized debt issue costs and the debt discount on the dates of repurchase.
Under the indenture governing the 10.75% Senior Notes, the Company is required to offer a portion of our Excess Cash Flow (as defined by the indenture) for each fiscal year to purchase some of these notes at 100% of the principal amount. While the Company did repurchase $23.0 million of 10.75% Senior Notes during 2012, we did not have Excess Cash Flow for

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

the years ended December 31, 2012 or 2011. The Company did have $29.5 million of Excess Cash Flow for the year ended December 31, 2013 and will be required to offer $22.1 million for repurchase by April 30, 2014. As a result, the Company has reclassified $22.1 million of the outstanding 10.75% Senior Notes to Current installments of long-term debt.
The indenture governing the 10.75% Senior Notes contains, among other provisions, events of default and various affirmative and negative covenants. As of December 31, 2013, the Company was in compliance with all covenants for these notes.
WML Term Debt
The term debt bears interest at 8.02% per annum, payable quarterly. The principal payments required for the term debt are as follows:

(In millions)
2014	$18.0
2015	20.0
2016	20.0
2017	22.0
2018	5.5
Thereafter	—
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
WML’s credit agreement contains various affirmative and negative covenants. Operational covenants in the agreements prohibit, among other things, WML from incurring or guaranteeing additional indebtedness, creating liens on its assets, making investments or engaging in asset sales or transactions with affiliates, in each case subject to specified exceptions. Financial covenants in the agreements impose requirements relating to specified debt service coverage and leverage ratios. The debt service coverage ratio must meet or exceed a specified minimum. The leverage ratio covenant requires that WML not permit the ratio of total debt at the end of each quarter to EBITDA (both as defined) for the four quarters then ended to be greater than a specified amount. WML met all of its covenant requirements as of December 31, 2013.
Upon closing of the Sherritt Acquisition, the WML term debt will expect to be prepaid using a portion of the $425.0 million in proceeds from the offering of the New Notes. See Note 1 for additional information.
Capital Leases
The Company engages in leasing transactions for equipment utilized in its mining operations. At December 31, 2013 and 2012, the capital leases outstanding had a weighted average interest rate of 6.40% and 7.57%, respectively and mature at various dates beginning in 2014 through 2018. During the year ended December 31, 2013, the Company paid $2.7 million to purchase equipment under capital leases prior to their maturities with a principal amount of $2.5 million. The difference between the purchase price and the carrying amount of the capital lease obligation was recorded as an adjustment to the carrying amount of the equipment.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

	December 31,
	2013	2012
	(In thousands)
Change in benefit obligations:
Net benefit obligation at beginning of year	$333,842	$258,641
Liability acquired	—	49,241
Service cost	4,436	3,555
Interest cost	12,139	12,363
Plan participant contributions	132	129
Actuarial loss (gain)	(53,230)	22,342
Gross benefits paid	(14,220)	(13,544)
Federal subsidy on benefits paid	1,230	1,115
Net benefit obligation at end of year	284,329	333,842
Change in plan assets:
Employer contributions	14,088	13,415
Plan participant contributions	132	129
Gross benefits paid	(14,220)	(13,544)
Fair value of plan assets at end of year	—	—
Unfunded status at end of year	$(284,329)	$(333,842)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(13,955)	$(14,068)
Noncurrent liabilities	(270,374)	(319,775)
Accumulated other comprehensive loss	20,292	77,528
Net amount recognized	$(264,037)	$(256,315)
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$26,012	$83,884
Prior service credit	(5,720)	(6,356)
	$20,292	$77,528
In 2013, the Company’s postretirement medical benefit liabilities decreased $49.5 million primarily due to increases in discount rates.
The Company has elected to amortize its transition obligations over a 20-year period. Prior service costs and credits and actuarial gains and losses are amortized over the average life expectancy or average future service of the plan’s participants. The following amounts will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 (in millions):

Actuarial loss	$0.7
Prior service credit	0.6

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The components of net periodic postretirement medical benefit cost are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$4,436	$3,555	$493
Interest cost	12,139	12,363	10,510
Amortization of:
Transition obligation	—	93	93
Prior service credit	(636)	(636)	(636)
Actuarial loss	4,641	3,116	255
Total net periodic benefit cost	$20,580	$18,491	$10,715
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Former mining operations	$12,475	$11,314	$9,259
Current operations	8,105	7,177	1,456
Total net periodic benefit cost	$20,580	$18,491	$10,715
The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.
Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2013	2012
Discount rate	4.50% - 5.05%	3.60% - 4.15%
Measurement date	December 31, 2013	December 31, 2012
The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	December 31,
	2013	2012	2011
Discount rate	3.60% - 4.15%	4.10%	5.15%
Measurement date	December 31, 2012	December 31, 2011	December 31, 2010
The following presents information about the assumed health care trend rate:

	December 31,
	2013	2012
Health care cost trend rate assumed for next year	6.75%	7.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the trend rate reaches the ultimate trend rate	2021	2021

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The effect of a one percent change on the health care cost trend rate used to calculate periodic postretirement medical benefit costs and the related benefit obligation are summarized in the table below:

	Postretirement Medical Benefits
	1 % Increase	1 % Decrease
	(In thousands)
Effect on service and interest cost components	$3,148	$(2,442)
Effect on postretirement medical benefit obligation	$35,464	$(30,096)
Cash Flows
The following benefit payments and Medicare D subsidy (which the Company receives as a benefit partially offsetting its prescription drug costs for retirees and their dependents) are expected by the Company:

	Postretirement Medical Benefits	Medicare D Subsidy	Net Postretirement Medical Benefits
	(In thousands)
2014	$13,955	$(1,249)	$12,706
2015	14,522	(1,293)	13,229
2016	14,975	(1,336)	13,639
2017	15,408	(1,386)	14,022
2018	16,191	(1,432)	14,759
Years 2019 - 2023	85,342	(7,807)	77,535
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

2013	$2.2
2012	2.3
2011	2.6
Workers’ Compensation Benefits
The Company was self-insured for workers’ compensation benefits prior to January 1, 1996. Since 1996, the Company has purchased third-party insurance for workers’ compensation claims.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following table shows the changes in the Company’s workers’ compensation obligation:

	December 31,
	2013	2012
	(In thousands)
Workers’ compensation, beginning of year (including current portion)	$9,530	$11,626
Accretion	166	204
Claims paid	(581)	(475)
Actuarial changes	(1,654)	(1,825)
Workers’ compensation, end of year	7,461	9,530
Less current portion	(717)	(820)
Workers’ compensation, less current portion	$6,744	$8,710
The discount rates used in determining the workers’ compensation benefit accruals are adjusted annually based on ten-year Treasury bond rates. At December 31, 2013 and 2012, the rates were 3.0% and 2.0%, respectively.
Black Lung Benefits
The Company is self-insured for federal and state black lung benefits for former heritage employees and has established an independent trust to pay these benefits.
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
The following table sets forth the funded status of the Company’s black lung obligation:

	December 31,
	2013	2012
	(In thousands)
Actuarial present value of benefit obligation:
Expected claims from terminated employees	$876	$1,139
Amounts owed to existing claimants	13,267	15,061
Total present value of benefit obligation	14,143	16,200
Plan assets at fair value, primarily government-backed securities	5,468	7,844
Excess of the black lung benefit obligation over trust assets	$8,675	$8,356
The discount rates used in determining the actuarial present value of the black lung benefit obligation are based on corporate bond yields and are adjusted annually. At December 31, 2013 and 2012, the rates used were 4.00% and 3.25%, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Plan Assets
The fair value of the Company’s Black Lung trust assets by asset category is as follows:

	December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
U.S. treasury securities	$5,280	$—	$5,280
Mortgage-backed securities	185	—	185
Cash and cash equivalents	3	3	—
	$5,468	$3	$5,465

	December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
U.S. treasury securities	$7,548	$—	$7,548
Mortgage-backed securities	269	—	269
Cash and cash equivalents	27	27	—
	$7,844	$27	$7,817
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following table provides a reconciliation of the changes in the benefit obligations of the plans and the fair value of assets of the qualified plans and the amounts recognized in the Company’s financial statements for both the defined benefit pension and SERP plans:

	Defined Benefit Pension December 31,		SERP December 31,
	2013	2012	2013	2012
	(In thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$172,289	$100,582	$4,241	$4,511
Liability acquired	—	57,307	—	—
Service cost	2,346	2,139	—	—
Interest cost	6,209	6,330	152	172
Actuarial loss (gain)	(18,972)	13,121	(359)	(48)
Benefits and expenses paid	(6,797)	(7,190)	(394)	(394)
Net benefit obligation at end of year	155,075	172,289	3,640	4,241
Change in plan assets:
Fair value of plan assets at the beginning of year	121,887	75,710	—	—
Assets acquired	—	41,704	—	—
Actual return on plan assets	18,414	11,502	—	—
Employer contributions	645	161	394	394
Benefits and expenses paid	(6,797)	(7,190)	(394)	(394)
Fair value of plan assets at end of year	134,149	121,887	—	—
Unfunded status at end of year	$(20,926)	$(50,402)	$(3,640)	$(4,241)
Amounts recognized in the accompanying balance sheet consist of:
Current liability	$—	$—	$(390)	$(390)
Noncurrent liability	(20,926)	(50,401)	(3,250)	(3,850)
Accumulated other comprehensive loss	11,045	43,037	1,209	1,679
Net amount recognized at end of year	$(9,881)	$(7,364)	$(2,431)	$(2,561)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$11,045	$43,037	$1,209	$1,679
	$11,045	$43,037	$1,209	$1,679
The accumulated benefit obligation for all plans was $158.7 million and $176.5 million at December 31, 2013 and 2012, respectively. The Company’s pension and SERP liabilities decreased $30.1 million in 2013 primarily from increases in discount rates.
Prior service costs and actuarial gains and losses are amortized over the expected future period of service of the plan’s participants. The following amounts will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 (in millions):

	Pension	SERP
Net actuarial loss	$0.8	$0.1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The components of net periodic benefit cost are as follows:

	Defined Benefit Pension Years Ended December 31,			SERP Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$2,346	$2,139	$784	$—	$—	$—
Interest cost	6,209	6,330	4,568	152	172	215
Expected return on plan assets	(8,770)	(8,241)	(5,218)	—	—	—
Amortization of:
Prior service cost	—	—	—	—	—	5
Actuarial loss	3,377	2,867	1,578	112	95	64
Total net periodic pension cost	$3,162	$3,095	$1,712	$264	$267	$284
These costs are included in the accompanying statements of operations in Cost of sales and Selling and administrative expenses.
Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Defined Benefit Pension December 31,		SERP December 31,
	2013	2012	2013	2012
Discount rate	4.25% - 4.65%	3.35% - 3.75%	4.65%	3.75%
Measurement date	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.
The following table provides the assumptions used to determine net periodic benefit cost:

	Defined Benefit Pension Years Ended December 31,			SERP Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Discount rate	3.35% - 3.75%	4.05% - 4.25%	5.15% - 5.40%	3.75%	4.25%	5.40%
Expected return on plan assets	7.40%	7.40%	7.40%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Measurement date	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012	December 31, 2011	December 31, 2010
Plan Assets
The Company’s investment goals are to maximize returns subject to specific risk management policies. The Company sets the expected return on plan assets based on historical trends and forecasts provided by its third-party fund managers. Its risk management policies permit investments in mutual funds, and prohibit direct investments in debt and equity securities and derivative financial instruments. The Company invested in its common stock in 2011 in order to meet plan funding requirements. The Company addresses diversification by the use of mutual fund investments whose underlying investments are in fixed income and equity securities, both domestic and international. These mutual funds are readily marketable and can be sold to fund benefit payment obligations as they become payable.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The weighted-average target asset allocation of the Company’s pension trusts were as follows at December 31, 2013:

Target Allocation
Asset category
Cash and equivalents	0% - 10%
Equity securities funds	20% - 60%
Debt securities funds	40% - 80%
Other	0% - 10%
The fair value of the Company’s pension plan assets by asset category is as follows:

	December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap	$48,983	$—	$48,983	$—
International blend	18,191	—	18,191	—
Fixed income domestic	40,944	—	40,944	—
Fixed income long term	17,797	—	17,797	—
Stable Value	5,267	—	5,267	—
Registered investment companies – growth fund	—	—	—	—
Limited partnerships and limited liability companies	250	—	—	250
Westmoreland Coal common stock	2,255	2,255	—	—
Cash and cash equivalents	462	462	—	—
	$134,149	$2,717	$131,182	$250

	December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap	$50,589	$—	$50,589	$—
International blend	10,294	—	10,294	—
Fixed income domestic	42,744	—	42,744	—
Stable value	3,850	—	3,850	—
Registered investment companies – growth fund	10,295	10,295	—	—
Limited partnerships and limited liability companies	614	—	—	614
Westmoreland Coal common stock	3,500	3,500	—	—
Cash and cash equivalents	1	1	—	—
	$121,887	$13,796	$107,477	$614

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
A summary of changes in the fair value of the Plan’s Level 3 assets is shown below:

	Limited partnerships and limited liability companies
	Year Ended December 31,
	2013	2012
	(In thousands)
Beginning balance	$614	$1,050
Unrealized gain	5	96
Settlements, net	(369)	(532)
Ending balance	$250	$614
Contributions
Previously, the Company was required by WML loan covenants to ensure that by 8.5 months after the end of the plan year, the value of its pension assets are at least 90% of each of the plan’s year end actuarially determined pension liability.  On June 28, 2012, the loan covenant was amended to lower the requirement to 80%.
The Company contributed $0.6 million in cash to its retirement plans during 2013, in order to achieve the required 80% funding status. In 2014, the Company expects to make approximately $4.3 million of pension plan contributions.
Cash Flows
The following benefit payments are expected to be paid from its pension plan assets:

Pension Benefits
(In thousands)
2014	$7,324
2015	7,772
2016	8,238
2017	9,066
2018	9,321
Years 2019 - 2023	50,340
The benefits expected to be paid are based on the same assumptions used to measure the Company’s pension benefit obligation at December 31, 2013 and include estimated future employee service.
Multi-Employer Pension
The Company contributes to the Central Pension Fund, or the Plan, a multiemployer defined benefit pension plan for its WECO, WRI and WSC entities pursuant to collective bargaining agreements. The Plan’s Employer Identification Number is 36-6052390. These employers contribute to the Plan based on a negotiated rate per hour worked per participating employee. For

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

the Plan’s year-end dates of January 31, 2013 and 2012, no single employer contributed more than 5% of total contributions to the Plan. As of the Plan’s year-end date January 31, 2013, it had a healthy or greater than 80% funding status.
The following table shows required information for each employer contributing to the Central Pension Fund:

	WECO	WRI	WSC
Employer plan number	9313	9243	4990
Minimum contributions per hour worked	$5.75	$5.70	$2.95 - $3.20
Expiration date of collective bargaining agreements	2/28/2019	5/31/2015	4/1/2016
Employer contributions (in millions):
2013	$3.4	$0.9	$0.1
2012	3.2	0.5	0.1
2011	3.2	0.9	0.1
Other Plans
The Company sponsors 401(k) saving plans, which were established to assist eligible employees provide for their future retirement needs. The Company’s expense was $3.6 million, $2.9 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, the Company's expense of $3.6 million consisted of $1.2 million in cash contributions and $2.4 million in contributions of Company stock to the plans. During 2012 and 2011, the Company's expense were all from contributions of Company stock to the plans.

8.	HERITAGE HEALTH BENEFIT EXPENSES
The caption Heritage health benefit expenses used in the consolidated statements of operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Health care benefits	$12,579	$11,367	$9,507
Combined benefit fund payments	2,240	2,258	2,617
Workers’ compensation benefits (credit)	(1,212)	(1,322)	2,132
Black lung benefits (credit)	(189)	1,085	4,319
Total	$13,418	$13,388	$18,575

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

9.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE, AND RECLAMATION DEPOSITS
The asset retirement obligation, contractual third-party reclamation receivable, and reclamation deposits for each of the Company’s mines and ROVA at December 31, 2013 are summarized below:

	Asset Retirement Obligation	Contractual Third-Party Reclamation Receivable	Reclamation Deposits
	(In thousands)
Rosebud	$126,965	$21,186	$74,921
Jewett	75,267	75,267	—
Absaloka	36,401	337	—
Beulah	17,785	—	—
Kemmerer	17,174	—	—
Savage	5,380	—	—
ROVA	892	—	—
Total	$279,864	$96,790	$74,921
Asset Retirement Obligations
Changes in the Company’s asset retirement obligations were as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$263,847	$247,478
Accretion	21,905	21,909
Liabilities settled	(21,630)	(17,342)
Changes due to amount and timing of reclamation	15,742	(7,575)
ARO acquired	—	19,377
Asset retirement obligations, end of year	279,864	263,847
Less current portion	(23,353)	(22,238)
Asset retirement obligations, less current portion	$256,511	$241,609
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
As of December 31, 2013, the Company had $298.6 million in surety bonds outstanding to secure reclamation obligations.
Contractual Third-Party Reclamation Receivables
The Company has recognized as an asset $96.8 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at December 31, 2013 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$63,525	$63,525
Held-to-maturity securities	11,396	12,086
	$74,921	$75,611
In 2011, the Company recorded a gain of $0.1 million on the sale of available-for-sale securities held as reclamation deposits.
Held-to-Maturity and Available-for-Sale Reclamation Deposits
The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities are as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Amortized cost	$11,396	$19,832
Gross unrealized holding gains	764	1,190
Gross unrealized holding losses	(74)	(9)
Fair value	$12,086	$21,013
Maturities of held-to-maturity securities are as follows at December 31, 2013:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$17	$17
Due in five years or less	6,645	6,976
Due after five years to ten years	3,002	3,123
Due in more than ten years	1,732	1,970
	$11,396	$12,086
The cost basis, gross unrealized holding gains and fair value of available-for-sale securities are as follows:

	December 31,
	2013	2012
	(In thousands)
Cost basis	$—	$1,000
Gross unrealized holding gains	—	39
Fair value	$—	$1,039

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

10.	DERIVATIVE INSTRUMENTS
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
The effect of derivative instruments not designated as hedging instruments on the accompanying consolidated statements of operations was as follows (in thousands):

	Statement of Operations Location	Income Recognized in Earnings on Derivatives
		Years Ended December 31,
Derivative Instrument		2013	2012	2011
Convertible debt -conversion feature	Other income (loss)	$—	$—	$3,079

11.	FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the consolidated balance sheets approximate the fair value of these instruments due to the short duration to their maturities. Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates as of December 31, 2013 (Level 3).
The estimated fair value of the Company’s debt with fixed interest rates are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2012	$345,408	$359,753
December 31, 2013	$328,473	$364,329
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$191	$—	$—	$191
Available-for-sale investments included in Reclamation deposits	1,039	—	—	1,039
Total assets	$1,230	$—	$—	$1,230

12.	RESTRICTED STOCK UNITS, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs)
As of December 31, 2013, the Company had restricted stock units, stock options, and stock-settled stock appreciation rights, or SARs, outstanding from three stock incentive plans. Two of these plans were terminated in October 2009. The Company grants employees and non-employee directors restricted stock units from the Amended and Restated 2007 Equity

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Incentive Stock Plan. The Amended and Restated 2007 Equity Incentive Stock Plan provides that non-employee directors will receive equity awards of 7,000 shares after each annual meeting.
The maximum number of remaining shares that can be issued under the 2007 Incentive Stock Plan is 49,050.
Compensation cost arising from share-based arrangements is shown in the following table:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$2,967	$3,088	$1,969
Contributions of stock to the Company’s 401(k) plan	2,355	2,952	2,752
Total share-based compensation expense	$5,322	$6,040	$4,721
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
In April 2013, the Company granted 54,730 restricted stock units, of which 27,366 units will vest ratably over a three-year period. The remaining 27,364 units are performance based, which will vest and pay out at the end of a three-year period if performance goals are met. The Company’s management believes it is probable that the target performance condition will be met.
A summary of restricted stock award activity for the year ended December 31, 2013 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2012	680,185	$8.88
Granted	103,730	$11.70
Vested	(195,940)	$8.62
Forfeited	—	$—
Non-vested at December 31, 2013	587,975	$9.46	$2,346	(1)
____________________

(1)	Expected to be recognized over the next three years.
Additional information related to restricted stock units:

Years Ended December 31:	Weighted Average Grant-Date Fair Value	Total Grant- Date Fair Value of Restricted Stock Units that Vested (In thousands)
2013	$11.70	$1,689
2012	$7.57	$1,336
2011	$14.99	$1,757
Stock Options
Stock options generally vest over three years, expire ten years from the date of grant, and have an option price equal to the market value of the stock on the date of grant.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Information with respect to stock option activity for the year ended December 31, 2013, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2012	170,823	$21.30
Expired	(25,017)	$17.41
Outstanding and exercisable at December 31, 2013	145,806	$21.97	4.254	$—	$—
Additional information related to stock options:

Years Ended December 31:	Intrinsic Value of Stock Options Exercised	Total Grant-Date Fair Value of Stock Options that Vested
(In thousands)
2013	$—	$—
2012	$—	$—
2011	$86	$538
There were no stock options granted during 2013, 2012 or 2011.
SARs
SARs generally vest over three years, expire ten years from the date of grant, and have a base price equal to the market value of the stock on the date of grant. Upon vesting, the holders may exercise the SARs and receive a number of shares of common stock having a value equal to the appreciation in the value of the common stock between the grant date and the exercise date.
Information with respect to SARs granted and outstanding for the year ended December 31, 2013 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2012	70,734	$22.60
Expired	—	$—
Outstanding and exercisable at December 31, 2013	70,734	$22.60	1.7	$—	$—
There were no SARs granted or exercised during 2013, 2012, or 2011.
The total grant-date fair value of SARs that vested was less than $0.1 million in 2011. No SARs vested during 2012 or 2013.

13.	STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Preferred and Common Stock
The Company has two classes of capital stock outstanding, common stock, par value $2.50 per share, and Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. Each share of Series A Preferred Stock is represented by four Depositary Shares. Under the terms of the Series A Preferred Stock, the Company can redeem preferred shares at any time for the redemption value of $100.00 plus any accumulated dividends paid in cash. In February 2011, the Company paid $19.9 million of accumulated preferred stock dividends as of January 1, 2011. The Company is permitted to pay preferred stock dividends to the extent there is a surplus, defined by Delaware law. In June 2011, approximately 169 shares of preferred stock were converted into 1,152 shares of common stock.  Subsequent to December 31, 2013 and through February 25, 2014, approximately 37,300 shares of preferred stock were converted into 254,822 shares of common stock. The Company paid $1.4 million of preferred stock dividends for the year ended December 31, 2013.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Accumulated Other Comprehensive Income (Loss)
The following is a summary of accumulated other comprehensive income (loss):

	Pension and Postretirement Medical Benefits	Available for Sale Securities	Tax Effect of Other Comprehensive Income Gains	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1, 2011	$(32,049)	$525	$(26,156)	$(57,680)
2011 activity	(63,575)	(200)	—	(63,775)
Balance at December 31, 2011	(95,624)	325	(26,156)	(121,455)
2012 activity	(26,622)	(268)	—	(26,890)
Balance at December 31, 2012	(122,246)	57	(26,156)	(148,345)
2013 activity	89,699	(57)	(4,892)	84,750
Balance at December 31, 2013	$(32,547)	$—	$(31,048)	$(63,595)

Pension and postretirement medical benefit adjustments relate to changes in the funded status of various benefit plans. The unrealized gains and losses associated with recognizing the Company’s “available-for-sale” securities at fair value are recorded through Accumulated other comprehensive loss.

Changes in Accumulated Other Comprehensive Income

The following table reflects the changes in accumulated other comprehensive income (loss) by component:

	Pension	Postretirement medical benefits	Available for sale securities	Tax effect of other comprehensive income gains	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2012	$(44,719)	$(77,527)	$57	$(26,156)	$(148,345)
Other comprehensive income before reclassifications	28,974	53,230	(45)	(4,892)	77,267
Amounts reclassified from accumulated other comprehensive income (loss)	3,490	4,005	(12)	—	7,483
Balance at December 31, 2013	$(12,255)	$(20,292)	$—	$(31,048)	$(63,595)
The following table reflects the reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013 (in thousands):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income (loss) is presented

Available-for sale securities
Realized gains and losses on available-for sale securities	$(12)	Other income (loss)
	$(12)	Total
Amortization of defined benefit pension items:
Actuarial losses	$3,490	(2)
Amortization of postretirement medical items:
Prior service costs	$(636)	(3)
Actuarial losses	4,641	(3)
	$4,005	Total

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

____________________

(1)	Amounts in parentheses indicate debits to income/loss.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 7 - Pension and Other Savings Plans for additional details)

(3)
These accumulated other comprehensive income components are included in the computation of net periodic postretirement medical cost. (See Note 6 - Postretirement Medical Benefits for additional details)

14.	INCOME TAX
Income tax expense (benefit) attributable to net loss before income taxes consists of:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$(2)	$(8)	$(174)
State	112	98	168
	110	90	(6)
Deferred:
Federal	(4,189)	—	—
State	(703)	—	(420)
	(4,892)	—	(420)
Income tax expense (benefit)	$(4,782)	$90	$(426)
Income tax expense (benefit) attributable to net loss before income taxes differed from the amounts computed by applying the statutory Federal income tax rate of 34% to pre-tax income as a result of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Computed tax benefit at statutory rate	$(4,389)	$(4,615)	$(12,683)
Increase (decrease) in tax expense resulting from:
Tax depletion in excess of basis	(6,187)	(4,782)	(3,820)
Non-deductible interest expense	—	—	3,717
Noncontrolling interest	1,167	2,188	1,283
State income taxes, net	(2,506)	(3,427)	(4,548)
Change in valuation allowance for net deferred tax assets	15	8,571	2,923
Indian Coal Tax Credits	92	83	(122)
Federal and state NOL expiration	—	153	11,226
Change in state effective tax rate	6,202	2,049	1,310
Other, net	824	(130)	288
Income tax expense (benefit)	$(4,782)	$90	$(426)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

For the year ended December 31, 2013, the Company recorded a tax benefit of approximately $4.9 million due to non-cash income tax expense related to gains recorded within other comprehensive income during 2013. Generally accepted accounting principles, or GAAP, requires all items be considered, including items recorded in other comprehensive income, in determining the amount of tax benefit that results from a loss from continuing operations that should be allocated to continuing operations. In accordance with GAAP, the Company recorded a tax benefit on its loss from continuing operations, which was exactly offset by income tax expense on other comprehensive income as follows:

	Loss From Continuing Operations	Other Comprehensive Income	Total Comprehensive Income
	(In thousands)
Pre-allocation	$110	$—	$110
Tax allocation	(4,892)	4,892	—
As presented	$(4,782)	$4,892	$110

Components of OCI gain:
	Gross	Tax Allocation
Pension	$32,464	$1,772
Post-retirement benefits	57,235	3,123
Unrealized gain (loss) on securities	(57)	(3)
Total	$89,642	$4,892
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
On September 13, 2013, the IRS issued T.D. 9636, Guidance Regarding Deduction and Capitalization of Expenditures Related to Tangible Property (the Repairs Regulations) under IRC Sections 162(a) and 263(a) with an effective date of January 1, 2014. These address when costs incurred to acquire, produce or improve tangible property must be capitalized or may be deducted as incurred. Management is currently reviewing and analyzing the final repair Regulations and have estimated the effect to be a reduction in the deferred tax asset of approximately $4.5 million, tax effected. The amount will be confirmed as new data is analyzed and when the companion Regulations governing general asset accounts and the disposition of depreciable property are finalized.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$89,698	$84,330
State net operating loss carryforwards	26,509	28,700
Alternative minimum tax credit carryforwards	7,179	6,973
Charitable contribution carryforwards	146	132
Indian Coal Tax Credit carryforwards	25,499	25,591
Accruals for the following:
Workers’ compensation	2,726	3,592
Postretirement medical benefit and pension obligations	106,912	138,710
Incentive plans	1,606	1,995
Asset retirement obligations	68,989	77,698
Deferred revenues	18,919	22,500
Excess of pneumoconiosis benefit obligation over trust assets	3,262	3,185
Acquisition Costs	1,276	198
Restructuring	1,909	—
Other accruals	6,656	6,035
Total gross deferred assets	361,286	399,639
Less valuation allowance	(264,464)	(293,504)
Net deferred tax assets	96,822	106,135
Deferred tax liabilities:
Property, plant and equipment, differences due to depreciation and amortization	(94,868)	(104,992)
Other	(1,954)	(1,143)
Total gross deferred tax liabilities	(96,822)	(106,135)
Net deferred tax asset	$—	$—
As of December 31, 2013, the Company had significant deferred tax assets. The deferred tax assets include federal and state regular net operating losses, or NOLs, alternative minimum tax, or AMT, credit carryforwards, Indian Coal Tax Credit, or ICTC, carryforwards, charitable contribution carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income.
The Company believes it will be taxed under the AMT system for the foreseeable future due to the significant amount of statutory tax depletion in excess of book depletion expected to be generated by its mining operations. As a result, Westmoreland has determined that a valuation allowance is required for all of its regular federal net operating loss carryforwards and AMT credit carryforwards, since they are only available to offset future regular taxes. As of December 31, 2013, the Company has an estimated $7.2 million of AMT credit carryforwards, which have an indefinite carryover life, with no expiration.
As of December 31, 2013, the Company has an estimated $25.5 million in ICTC carryforwards that are available to offset the Company's regular tax and AMT liabilities. The Company has determined that a full valuation allowance is required for all its ICTC carryforward. The ICTC can generally be used to offset AMT liability. The Company does not believe it has sufficient positive evidence of significant magnitude to substantiate that its deferred tax asset for the ICTC carryforward is realizable at a more-likely-than-not level of assurance. As a result, the Company will continue to record a full valuation allowance on its ICTC carryforward; reversing valuation allowance only if utilized in a future year. ICTC credits are a general business credit with a 20-year carryforward period. The majority of the credits will expire in years 2020-2033.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The Company has determined that since its net deductible temporary differences will not reverse for the foreseeable future, and it is unable to forecast that it will have regular taxable income when they do reverse, a full valuation allowance is required for these deferred tax assets.
As of December 31, 2013, the Company has available Federal net operating loss carryforwards to reduce future regular taxable income, which expire as follows:

Expiration Date	Regular Tax
(In thousands)
2018	$28
2019	88,429
2020	32
2021	20
after 2022	176,413
Total	$264,922
As of December 31, 2013, the Company also has an estimated $701 million in state net operating loss carryforwards, expiring in years 2016 through 2033, to reduce future taxable income. The Company has recorded a full valuation allowance for all of its state net operating losses since it believes they will not be realized in the foreseeable future. A portion of our deferred tax assets include NOL benefits that if realized would result in an increase to other paid-in capital.
As of December 31, 2013, Westmoreland had no liability related to uncertain tax positions. The Company has elected under ASC 740-10-40 to recognize interest and penalties related to income tax matters in income tax expense.
The Company files tax returns in the U.S. federal jurisdiction and in various U.S. state jurisdictions, and is subject to examination by taxing authorities in all of these jurisdictions. From time to time, the Company's tax returns are reviewed or audited by various U.S. federal and state taxing authorities. The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company's financial position, results of operations or liquidity. It is reasonably possible that the amount of unrecognized tax benefits related to certain of the Company's tax positions will increase or decrease in the next twelve months as audits or reviews are initiated and settled. At this time, an estimate of the range of a reasonably possible change cannot be made. With few exceptions, the Company is not subject to income tax examinations by U.S. federal or state jurisdictions for fiscal years prior to 2010.

15.	COMMITMENTS AND CONTINGENCIES
Supply Agreements
Westmoreland Partners, which owns ROVA, has two coal supply agreements with TECO Coal Corporation, or TECO, that includes minimum purchase requirements. At the current pricing, Westmoreland Partners is obligated to pay TECO $17.9 million for 2014 and $2.9 million for 2015.
Leases
The following shows the gross value and accumulated amortization of property, plant and equipment and mine development assets under capital leases related primarily to the leasing of mining equipment:

	2013	2012
	(In thousands)
Gross value	$24,982	$34,677
Accumulated amortization	11,983	15,887

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Future minimum capital and operating lease payments as of December 31, 2013, are as follows:

	Capital Leases	Operating Leases
	(In thousands)
2014	$5,949	$7,896
2015	2,419	5,156
2016	1,548	2,584
2017	495	1,256
2018	316	515
Thereafter	—	—
Total minimum lease payments	10,727	$17,407
Less imputed interest	(574)
Present value of minimum capital lease payments	$10,153
Rental expense under operating leases during the years ended December 31, 2013, 2012 and 2011 totaled $11.8 million, $9.5 million and $7.7 million, respectively.
The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $43.6 million, $40.1 million and $38.8 million in the years ended December 31, 2013, 2012 and 2011, respectively.
At December 31, 2013, the Company had fuel supply contracts outstanding with a minimum purchase requirement of 4.0 million gallons of diesel fuel per year. These contracts qualify for the normal purchase normal sale exception under hedge accounting.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
December 31, 2013
Revenues	$587,119	$87,567	$—	$—	$674,686
Restructuring charges	—	5,078	—	—	5,078
Operating income (loss)	44,471	4,907	(14,498)	(9,518)	25,362
Depreciation, depletion, and amortization	56,698	10,179	—	354	67,231
Total assets	705,816	180,684	15,497	44,688	946,685
Capital expenditures	27,064	790	—	737	28,591
December 31, 2012
Revenues	$519,152	$81,285	$—	$—	$600,437
Operating income (loss)	48,235	8,244	(14,711)	(12,896)	28,872
Depreciation, depletion, and amortization	46,639	10,085	—	421	57,145
Total assets	703,315	189,599	15,508	27,693	936,115
Capital expenditures	18,804	2,070	—	158	21,032
December 31, 2011
Revenues	$414,928	$86,785	$—	$—	$501,713
Operating income (loss)	27,453	12,119	(19,675)	(9,271)	10,626
Depreciation, depletion, and amortization	35,112	10,176	—	306	45,594
Total assets	510,507	194,730	13,769	40,166	759,172
Capital expenditures	24,678	2,119	—	797	27,594
A reconciliation of segment income from operations to loss before income taxes follows:

	Years Ended
	2013	2012	2011
	(In thousands)
Income from operations	$25,362	$28,872	$10,626
Loss on extinguishment of debt	(64)	(1,986)	(17,030)
Interest expense	(39,937)	(42,677)	(29,769)
Interest income	1,366	1,496	1,444
Other income (loss)	364	723	(2,572)
Loss before income taxes	$(12,909)	$(13,572)	$(37,301)
The Company derives its revenues from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows:

	2013	2012	2011
	(In thousands)
Customer A – coal	$117,545	$126,982	$120,243
Customer B – coal (1)	112,061	96,718	—
Customer C – coal	89,266	81,981	81,353
Customer D – power	86,390	80,109	85,639
Customer E – coal	85,929	66,128	65,224
Customer F – coal (2)	25,958	26,525	52,835
Percentage of total revenue	77%	80%	81%
____________________

(1)	The revenue from Customer B did not exceed 10% in 2011.

(2)	The revenue from Customer F did not exceed 10% in 2013 or 2012.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands; except per share data)
2013:
Revenues	$161,448	$162,499	$176,792	$173,947
Operating income (loss)	5,734	11,975	8,536	(883)
Net income (loss) applicable to common shareholders	(2,725)	(622)	2,421	(5,131)
Basic income (loss) per common share	$(0.19)	$(0.04)	$0.17	$(0.35)
2012:
Revenues	$147,236	$132,842	$161,332	$159,027
Operating income (loss)	9,086	(4,262)	15,451	8,597
Net income (loss) applicable to common shareholders	518	(12,423)	7,282	(3,963)
Basic income (loss) per common share	$0.04	$(0.89)	$0.52	$(0.28)
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

During the fourth quarter of 2013, as a result of a review of useful lives assigned to assets under capital leases and an evaluation of other operating income, the Company recorded $1.5 million of additional net expense related to prior years. In accordance with applicable U.S. GAAP, management quantitatively and qualitatively evaluated the impact and determined it to be immaterial to the Company's 2013 consolidated financial statements.

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

(2)	if such Guarantor Subsidiary is designated as an Unrestricted Subsidiary in accordance with the provisions of the Indenture, upon effectiveness of such designation;

(3)	upon Legal Defeasance or Covenant Defeasance (as such terms are defined in the indenture) or upon satisfaction and discharge of the Indenture;

(4)	upon the liquidation or dissolution of such Guarantor Subsidiary, provided no event of default has occurred and is continuing; or

(5)
at such time as such Guarantor Subsidiary is no longer required to be a Guarantor Subsidiary of the Senior Notes as described in the Indenture, provided no event of default has occurred and is continuing.

The following tables present unaudited consolidating financial information for (i) the issuer of the notes (Westmoreland Coal Company), (ii) the co-issuer of the notes (Westmoreland Partners), (iii) the guarantors under the notes, and (iv) the entities that are not guarantors under the notes.
Certain amounts in prior periods have been reclassified to conform with the presentation of 2013. These reclassifications affected only the statements of cash flows.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING BALANCE SHEETS
December 31, 2013
(In thousands)

Assets	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$25,326	$3,341	$7,942	$24,501	$—	$61,110
Receivables:
Trade	—	12,934	17,389	35,873	—	66,196
Contractual third-party reclamation receivables	—	—	44	8,443	—	8,487
Intercompany receivable/payable	(3,568)	—	4,384	(33,681)	32,865	—
Other	95	210	2,974	1,831	(24)	5,086
	(3,473)	13,144	24,791	12,466	32,841	79,769
Inventories	—	6,161	16,077	17,735	(1)	39,972
Deferred income taxes	—	—	870	—	(870)	—
Restricted investments and bond collateral	—	5,998	—	—	—	5,998
Other current assets	6,115	143	6,883	5,049	—	18,190
Total current assets	27,968	28,787	56,563	59,751	31,970	205,039
Property, plant and equipment:
Land and mineral rights	—	1,395	104,631	172,163	(1)	278,188
Plant and equipment	3,939	220,872	229,998	202,886	1	657,696
	3,939	222,267	334,629	375,049	—	935,884
Less accumulated depreciation, depletion and amortization	2,705	71,653	132,189	239,302	(1)	445,848
Net property, plant and equipment	1,234	150,614	202,440	135,747	1	490,036
Advanced coal royalties	—	—	3,000	4,311	—	7,311
Reclamation deposits	—	—	—	74,921	—	74,921
Restricted investments and bond collateral	15,134	—	36,619	17,482	—	69,235
Contractual third-party reclamation receivables	—	—	293	88,010	—	88,303
Intangible assets	—	1,283	—	238	(1)	1,520
Investment in subsidiaries	266,847	—	—	3,770	(270,617)	—
Other assets	8,636	—	586	3,098	(2,000)	10,320
Total assets	$319,819	$180,684	$299,501	$387,328	$(240,647)	$946,685

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING BALANCE SHEETS
December 31, 2013
(In thousands)

Liabilities and Shareholders’ Deficit	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current liabilities
Current installments of long-term debt	$20,392	$—	$2,790	$21,161	$—	$44,343
Accounts payable and accrued expenses:
Trade	4,122	10,119	12,522	30,743	1	57,507
Production taxes	—	3	17,429	24,472	1	41,905
Workers’ compensation	717	—	—	—	—	717
Postretirement medical benefits	12,042	—	329	1,583	1	13,955
SERP	390	—	—	—	—	390
Deferred revenue	—	9,024	3,969	1,075	—	14,068
Asset retirement obligations	—	—	3,104	20,250	(1)	23,353
Other current liabilities	11,302	5,053	317	142	(24)	16,790
Total current liabilities	48,965	24,199	40,460	99,426	(22)	213,028
Long-term debt, less current installments	224,582	—	2,664	70,248	(2,000)	295,494
Workers’ compensation, less current portion	6,744	—	—	—	—	6,744
Excess of black lung benefit obligation over trust assets	8,675	—	—	—	—	8,675
Postretirement medical benefits, less current portion	185,858	—	49,418	35,098	—	270,374
Pension and SERP obligations, less current portion	13,069	99	9,381	1,627	—	24,176
Deferred revenue, less current portion	—	41,297	—	5,271	(1)	46,567
Asset retirement obligations, less current portion	—	892	50,472	205,147	—	256,511
Intangible liabilities	—	5,606	—	—	—	5,606
Other liabilities	5,939	—	6,220	1,450	(6,220)	7,389
Intercompany receivable/payable	13,866	—	525	6,434	(20,825)	—
Total liabilities	507,698	72,093	159,140	424,701	(29,068)	1,134,564
Shareholders’ deficit
Preferred stock	160	—	—	—	—	160
Common stock	36,479	5	110	132	(247)	36,479
Other paid-in capital	134,861	52,835	94,370	64,401	(211,606)	134,861
Accumulated other comprehensive income (loss)	(63,595)	(164)	17,492	(14,153)	(3,175)	(63,595)
Accumulated earnings (deficit)	(295,784)	55,915	28,389	(87,753)	3,449	(295,784)
Total Westmoreland Coal Company shareholders’ deficit	(187,879)	108,591	140,361	(37,373)	(211,579)	(187,879)
Noncontrolling interest	—	—	—	—	—	—
Total equity (deficit)	(187,879)	108,591	140,361	(37,373)	(211,579)	(187,879)
Total liabilities and shareholders’ deficit	$319,819	$180,684	$299,501	$387,328	$(240,647)	$946,685

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2013
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$87,567	$214,481	$414,085	$(41,447)	$674,686
Costs and expenses:
Cost of sales	—	63,794	174,204	338,769	(41,447)	535,320
Depreciation, depletion and amortization	354	10,178	27,452	29,247	—	67,231
Selling and administrative	12,339	3,609	11,092	23,681	—	50,721
Heritage health benefit expenses	12,361	—	—	1,057	—	13,418
Loss (gain) on sales of assets	—	—	115	(189)	—	(74)
Restructuring charges	—	5,078	—	—	—	5,078
Other operating income	—	—	(22,367)	(3)	—	(22,370)
	25,054	82,659	190,496	392,562	(41,447)	649,324
Operating income (loss)	(25,054)	4,908	23,985	21,523	—	25,362
Other income (expense):
Interest expense	(30,417)	(39)	(295)	(9,221)	35	(39,937)
Loss on extinguishment of debt	(64)	—	—	—	—	(64)
Interest income	165	26	522	688	(35)	1,366
Other income	1	—	328	35	—	364
	(30,315)	(13)	555	(8,498)	—	(38,271)
Income (loss) before income taxes and income of consolidated subsidiaries	(55,369)	4,895	24,540	13,025	—	(12,909)
Equity in income of subsidiaries	42,347	—	—	—	(42,347)	—
Loss before income taxes	(13,022)	4,895	24,540	13,025	(42,347)	(12,909)
Income tax expense (benefit)	(4,895)	680	8,461	(47)	(8,981)	(4,782)
Net income (loss)	(8,127)	4,215	16,079	13,072	(33,366)	(8,127)
Less net loss attributable to noncontrolling interest	(3,430)	—	—	—	—	(3,430)
Net income (loss) attributable to the Parent company	$(4,697)	$4,215	$16,079	$13,072	$(33,366)	$(4,697)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2012
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$81,285	$184,506	$366,105	$(31,459)	$600,437
Costs and expenses:
Cost of sales	—	59,299	134,683	303,998	(31,459)	466,521
Depreciation, depletion and amortization	421	10,085	19,571	27,068	—	57,145
Selling and administrative	13,748	3,657	9,993	24,037	(1,527)	49,908
Heritage health benefit expenses	12,406	—	—	982	—	13,388
Loss on sales of assets	13	—	251	264	—	528
Other operating income	—	—	(17,452)	—	1,527	(15,925)
	26,588	73,041	147,046	356,349	(31,459)	571,565
Operating income (loss)	(26,588)	8,244	37,460	9,756	—	28,872
Other income (expense):
Interest expense	(31,301)	(39)	(378)	(11,039)	80	(42,677)
Loss on extinguishment of debt	(1,986)	—	—	—	—	(1,986)
Interest income	253	15	294	1,014	(80)	1,496
Other income	190	—	395	138	—	723
	(32,844)	(24)	311	(9,887)	—	(42,444)
Income (loss) before income taxes and income of consolidated subsidiaries	(59,432)	8,220	37,771	(131)	—	(13,572)
Equity in income of subsidiaries	45,762	—	—	—	(45,762)	—
Income (loss) before income taxes	(13,670)	8,220	37,771	(131)	(45,762)	(13,572)
Income tax expense (benefit)	(8)	107	—	4,410	(4,419)	90
Net income (loss)	(13,662)	8,113	37,771	(4,541)	(41,343)	(13,662)
Less net loss attributable to noncontrolling interest	(6,436)	—	—	—	—	(6,436)
Net income (loss) attributable to the Parent company	$(7,226)	$8,113	$37,771	$(4,541)	$(41,343)	$(7,226)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2011
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$86,785	$58,544	$411,908	$(55,524)	$501,713
Costs and expenses:
Cost of sales	—	60,243	49,439	338,629	(55,524)	392,787
Depreciation, depletion and amortization	306	10,175	7,936	27,177	—	45,594
Selling and administrative	10,616	4,059	4,566	21,508	(473)	40,276
Heritage health benefit expenses	17,754	—	—	821	—	18,575
Gain (loss) on sales of assets	3	189	59	389	—	640
Other operating income	—	—	(7,258)	—	473	(6,785)
	28,679	74,666	54,742	388,524	(55,524)	491,087
Operating income (loss)	(28,679)	12,119	3,802	23,384	—	10,626
Other income (expense):
Interest expense	(16,365)	(469)	(657)	(12,370)	92	(29,769)
Loss on extinguishment of debt	(7,873)	(9,073)	(84)	—	—	(17,030)
Interest income	266	14	206	1,050	(92)	1,444
Other income (loss)	(3,014)	—	170	272	—	(2,572)
	(26,986)	(9,528)	(365)	(11,048)	—	(47,927)
Loss before income taxes and income of consolidated subsidiaries	(55,665)	2,591	3,437	12,336	—	(37,301)
Equity in income of subsidiaries	18,508	—	—	—	(18,508)	—
Loss before income taxes	(37,157)	2,591	3,437	12,336	(18,508)	(37,301)
Income tax expense (benefit)	(282)	(2,498)	(26)	7,263	(4,883)	(426)
Net income (loss)	(36,875)	5,089	3,463	5,073	(13,625)	(36,875)
Less net loss attributable to noncontrolling interest	(3,775)	—	—	—	—	(3,775)
Net loss attributable to the Parent company	$(33,100)	$5,089	$3,463	$5,073	$(13,625)	$(33,100)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2013
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net income (loss)	$(8,127)	$4,215	$16,079	$13,072	$(33,366)	$(8,127)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	3,490	28	—	863	(891)	3,490
Adjustments to accumulated actuarial losses and transition obligations, pension	28,974	180	10,554	3,252	(13,986)	28,974
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	4,005	—	—	852	(852)	4,005
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefits	53,230	—	11,941	5,411	(17,352)	53,230
Tax effect of other comprehensive income gains	(4,892)	—	—	—	—	(4,892)
Unrealized and realized gains and losses on available-for-sale securities	(57)	—	(17)	(38)	55	(57)
Other comprehensive income	84,750	208	22,478	10,340	(33,026)	84,750
Comprehensive income attributable to Westmoreland Coal Company	$76,623	$4,423	$38,557	$23,412	$(66,392)	$76,623

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2012
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net income (loss)	$(13,662)	$8,113	$37,771	$(4,541)	$(41,343)	$(13,662)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	2,960	23	—	766	(789)	2,960
Adjustments to accumulated actuarial losses and transition obligations, pension	(9,812)	(52)	(3,034)	(2,132)	5,218	(9,812)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	2,572	—	—	973	(973)	2,572
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefits	(22,342)	—	(1,969)	(865)	2,834	(22,342)
Unrealized and realized gains and losses on available-for-sale securities	(268)	—	1	(65)	64	(268)
Other comprehensive income	(26,890)	(29)	(5,002)	(1,323)	6,354	(26,890)
Comprehensive income (loss) attributable to Westmoreland Coal Company	$(40,552)	$8,084	$32,769	$(5,864)	$(34,989)	$(40,552)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2011
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net income (loss)	$(36,875)	$5,089	$3,463	$5,073	$(13,625)	$(36,875)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	1,647	9	—	702	(711)	1,647
Adjustments to accumulated actuarial losses and transition obligations, pension	(15,798)	(150)	—	(444)	594	(15,798)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	(288)	—	—	295	(295)	(288)
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefits	(49,136)	—	—	(9,269)	9,269	(49,136)
Unrealized and realized gains and losses on available-for-sale securities	(200)	—	(103)	(100)	203	(200)
Other comprehensive income	(63,775)	(141)	(103)	(8,816)	9,060	(63,775)
Comprehensive income (loss) attributable to Westmoreland Coal Company	$(100,650)	$4,948	$3,360	$(3,743)	$(4,565)	$(100,650)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2013
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(8,127)	$4,215	$16,079	$13,072	$(33,366)	$(8,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	(42,347)	—	—	—	42,347	—
Depreciation, depletion, and amortization	354	10,178	27,452	29,247	—	67,231
Accretion of asset retirement obligation and receivable	—	63	4,192	8,426	—	12,681
Non-cash tax benefits	(4,892)	—	—	—	—	(4,892)
Amortization of intangible assets and liabilities, net	—	622	—	43	—	665
Share-based compensation	2,437	37	914	1,934	—	5,322
Loss on sale of assets	—	—	115	(189)	—	(74)
Amortization of deferred financing costs	3,165	—	49	517	—	3,731
Other	—	—	(1,001)	—	—	(1,001)
Loss on extinguishment of debt	64	—	—	—	—	64
Gain on sales of investments	—	—	19	(22)	—	(3)
Changes in operating assets and liabilities:
Receivables, net	(18)	(126)	9,871	(4,069)	(13,294)	(7,636)
Inventories	—	(3,114)	187	415	—	(2,512)
Excess of black lung benefit obligation over trust assets	319	—	—	—	—	319
Accounts payable and accrued expenses	(613)	5,141	4,082	(9,852)	14,821	13,579
Deferred revenue	—	(8,706)	972	(1,344)	—	(9,078)
Income tax payable	—	—	(1,679)	1,678	—	(1)
Accrual for workers’ compensation	(2,069)	—	—	—	—	(2,069)
Asset retirement obligations	—	—	(1,971)	(7,439)	—	(9,410)
Accrual for postretirement medical benefits	101	—	5,620	2,000	—	7,721
Pension and SERP obligations	1,391	18	589	390	—	2,388
Other assets and liabilities	(144)	4,983	8,206	4,124	(5,350)	11,819
Distributions received from subsidiaries	78,000	—	—	—	(78,000)	—
Net cash provided by (used in) operating activities	27,621	13,311	73,696	38,931	(72,842)	80,717
Cash flows from investing activities:
Additions to property, plant and equipment	(737)	(790)	(17,156)	(9,908)	—	(28,591)
Change in restricted investments and bond collateral and reclamation deposits	49	(8)	1,766	(373)	—	1,434
Net proceeds from sales of assets	—	—	534	368	—	902

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Proceeds from the sale of restricted investments	—	—	788	7,499	—	8,287
Receivable from customer for property and equipment purchases	—	—	—	(389)	—	(389)
Other	—	—	(2,500)	(1,040)	—	(3,540)
Net cash provided by (used in) investing activities	(688)	(798)	(16,568)	(3,843)	—	(21,897)
Cash flows from financing activities:
Change in book overdrafts	—	—	310	—	—	310
Repayments of long-term debt	(500)	—	(2,322)	(25,266)	—	(28,088)
Borrowings on revolving lines of credit	—	—	—	7,000	—	7,000
Repayments on revolving lines of credit	—	—	—	(7,000)	—	(7,000)
Debt issuance costs and other refinancing costs	(26)	—	—	(156)	—	(182)
Dividends/distributions	(1,360)	(14,500)	(44,500)	(19,000)	78,000	(1,360)
Transactions with Parent/affiliates	(14,557)	783	(8,036)	26,968	(5,158)	—
Net cash provided by (used in) financing activities	(16,443)	(13,717)	(54,548)	(17,454)	72,842	(29,320)
Net increase (decrease) in cash and cash equivalents	10,490	(1,204)	2,580	17,634	—	29,500
Cash and cash equivalents, beginning of year	14,836	4,545	5,362	6,867	—	31,610
Cash and cash equivalents, end of year	$25,326	$3,341	$7,942	$24,501	$—	$61,110

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2012
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(13,662)	$8,113	$37,771	$(4,541)	$(41,343)	$(13,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	(45,762)	—	—	—	45,762	—
Depreciation, depletion, and amortization	421	10,085	19,571	27,068	—	57,145
Accretion of asset retirement obligation and receivable	—	59	4,038	8,092	—	12,189
Amortization of intangible assets and liabilities, net	—	622	—	36	—	658
Share-based compensation	2,716	44	559	2,721	—	6,040
Loss (gain) on sale of assets	13	—	251	264	—	528
Amortization of deferred financing costs	2,889	—	847	622	—	4,358
Loss on extinguishment of debt	1,986	—	—	—	—	1,986
Gain on sales of investments	(190)	—	—	25	—	(165)
Changes in operating assets and liabilities:
Receivables, net	147	(151)	(20,910)	102	7,957	(12,855)
Inventories	—	709	(2,389)	(484)	—	(2,164)
Excess of black lung benefit obligation over trust assets	1,791	—	—	—	—	1,791
Accounts payable and accrued expenses	4,981	(3,209)	18,396	5,453	(8,222)	17,399
Deferred revenue	—	(8,312)	772	(658)	—	(8,198)
Accrual for workers’ compensation	(2,096)	—	—	—	—	(2,096)
Asset retirement obligations	—	—	(1,198)	(5,745)	—	(6,943)
Accrual for postretirement medical benefits	(524)	—	4,858	1,857	—	6,191
Pension and SERP obligations	1,286	15	709	792	—	2,802
Other assets and liabilities	(243)	(536)	1,047	(10,128)	2,000	(7,860)
Distributions received from subsidiaries	31,971	—	—	—	(31,971)	—
Net cash provided by (used in) operating activities	(14,276)	7,439	64,322	25,476	(25,817)	57,144
Cash flows from investing activities:
Additions to property, plant and equipment	(159)	(2,067)	(8,385)	(10,421)	—	(21,032)
Change in restricted investments and bond collateral and reclamation deposits	(3,248)	(7)	(27,504)	(3,133)	—	(33,892)
Cash payments related to acquisitions and other	4,000	—	(76,522)	—	—	(72,522)
Net proceeds from sales of assets	—	—	240	240	—	480
Proceeds from the sale of restricted investments	1,581	—	1,889	636	—	4,106
Receivable from customer for property and equipment purchases	—	—	—	(674)	—	(674)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Net cash provided by (used in) investing activities	2,174	(2,074)	(110,282)	(13,352)	—	(123,534)
Cash flows from financing activities:
Change in book overdrafts	—	(259)	6	—	—	(253)
Borrowings from long-term debt	119,364	—	—	—	—	119,364
Repayments of long-term debt	(23,000)	—	(2,494)	(19,352)	—	(44,846)
Borrowings on revolving lines of credit	—	—	—	16,500	—	16,500
Repayments on revolving lines of credit	—	—	—	(16,500)	—	(16,500)
Debt issuance costs and other refinancing costs	(5,666)	—	—	(22)	—	(5,688)
Dividends/distributions	(1,360)	(1,050)	(19,173)	(11,748)	31,971	(1,360)
Transactions with Parent/affiliates	(88,541)	483	72,840	21,372	(6,154)	—
Net cash provided by (used in) financing activities	797	(826)	51,179	(9,750)	25,817	67,217
Net increase (decrease) in cash and cash equivalents	(11,305)	4,539	5,219	2,374	—	827
Cash and cash equivalents, beginning of year	26,141	6	143	4,493	—	30,783
Cash and cash equivalents, end of year	$14,836	$4,545	$5,362	$6,867	$—	$31,610

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2011
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net loss	$(36,875)	$5,089	$3,463	$5,073	$(13,625)	$(36,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of subsidiaries	(18,508)	—	—	—	18,508	—
Depreciation, depletion, and amortization	306	10,175	7,936	27,177	—	45,594
Accretion of asset retirement obligation and receivable	—	55	3,034	7,789	—	10,878
Amortization of intangible assets and liabilities, net	—	621	—	36	—	657
Share-based compensation	1,671	32	249	2,769	—	4,721
Loss (gain) on sale of assets	3	189	59	389	—	640
Amortization of deferred financing costs	1,485	(21)	383	668	—	2,515
Loss on extinguishment of debt	7,873	9,073	84	—	—	17,030
Gain on sales of investments	—	—	(75)	(75)	—	(150)
Loss on derivative instruments	3,079	—	—	—	—	3,079
Changes in operating assets and liabilities:
Receivables, net	(158)	1,479	(4,343)	2,263	6,250	5,491
Inventories	—	(1,820)	134	(439)	—	(2,125)
Excess of black lung benefit obligation over trust assets	4,319	—	—	—	—	4,319
Accounts payable and accrued expenses	5,849	(1,063)	378	3,103	(4,139)	4,128
Deferred revenue	—	(8,774)	(349)	(795)	—	(9,918)
Accrual for workers’ compensation	1,248	—	—	—	—	1,248
Asset retirement obligations	—	—	(875)	(5,635)	—	(6,510)
Accrual for postretirement medical benefits	(2,878)	—	—	1,235	—	(1,643)
Pension and SERP obligations	(4,320)	(50)	—	3,092	—	(1,278)
Other assets and liabilities	444	(529)	3,839	(392)	(428)	2,934
Distributions received from subsidiaries	23,400	—	—	—	(23,400)	—
Net cash provided by (used in) operating activities	(13,062)	14,456	13,917	46,258	(16,834)	44,735
Cash flows from investing activities:
Additions to property, plant and equipment	(797)	(2,119)	(2,569)	(22,109)	—	(27,594)
Change in restricted investments and bond collateral and reclamation deposits	(1,714)	2,581	(3,738)	(3,115)	—	(5,986)
Cash payments related to acquisitions and other	(4,000)	—	—	—	—	(4,000)
Net proceeds from sales of assets	—	—	250	437	—	687
Proceeds from the sale of investments	—	—	1,075	2,275	—	3,350

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Receivable from customer for property and equipment purchases	—	—	—	(96)	—	(96)
Net cash provided by (used in) investing activities	(6,511)	462	(4,982)	(22,608)	—	(33,639)
Cash flows from financing activities:
Change in book overdrafts	(146)	259	(694)	(143)	—	(724)
Borrowings from long-term debt	142,500	—	—	—	—	142,500
Repayments of long-term debt	(2,532)	(46,220)	(11,982)	(12,832)	—	(73,566)
Borrowings on revolving lines of credit	—	1,500	12,200	73,500	—	87,200
Repayments on revolving lines of credit	—	(1,500)	(29,100)	(75,000)	—	(105,600)
Debt issuance costs	(6,042)	(9,077)	100	—	—	(15,019)
Exercise of stock options	422	—	—	—	—	422
Dividends/distributions	(21,301)	(10,700)	—	(12,700)	23,400	(21,301)
Transactions with Parent/affiliates	(67,458)	49,946	20,684	3,394	(6,566)	—
Net cash provided by (used in) financing activities	45,443	(15,792)	(8,792)	(23,781)	16,834	13,912
Net increase (decrease) in cash and cash equivalents	25,870	(874)	143	(131)	—	25,008
Cash and cash equivalents, beginning of year	271	880	—	4,624	—	5,775
Cash and cash equivalents, end of year	$26,141	$6	$143	$4,493	$—	$30,783

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

19.	SUBSEQUENT EVENT

On February 7, 2014, the Company closed on a private offering of $425 million in aggregate principal amount of 10.75% Senior Secured Notes due 2018 at a price of 106.875% plus accrued interest from February 1, 2014. The proceeds from the offering will be used primarily to pay the purchase price and related expenses for the Sherritt Acquisition (See Note 1 for additional details of the Sherritt Acquisition), to prepay the outstanding senior secured notes issued of WML (See Note 5 for additional details of the WML debt), and for working capital. The proceeds will be held in escrow pending the completion of the Sherritt Acquisition, which is expected to occur by the end of the first quarter of 2014.

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
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (1992 framework), or COSO, Internal Control — Integrated Framework. Based upon management’s evaluation, the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting as of December 31, 2013.

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

(c)	Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Westmoreland Coal Company
We have audited Westmoreland Coal Company and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Westmoreland Coal Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Westmoreland Coal Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westmoreland Coal Company and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 28, 2014

(d)	Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, management conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as December 31, 2013 in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 will be included under the headings Directors, Executive Officer, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 20, 2014, and such required information is incorporated herein by reference.

ITEM 11	— EXECUTIVE COMPENSATION.
The information required by Item 11 will be included under the headings Corporate Governance, Director Compensation for 2013, Compensation Discussion and Analysis and Executive Compensation for 2013 in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 20, 2014, and such required information is incorporated herein by reference.

ITEM 12	— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 will be included under the headings Beneficial Ownership of Securities and Equity Compensation Plan Information in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 20, 2014, and such required information is incorporated herein by reference.

ITEM 13	— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 will be included under the headings Certain Transactions and Corporate Governance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 20, 2014, and such required information is incorporated herein by reference.

ITEM 14	— PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 will be included under the heading Auditors in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 20, 2014, and such required information is incorporated herein by reference.

PART IV
ITEM 15 —EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	February 28, 2014	/s/ Robert P. King
Name: Robert P. King
Title: Chief Executive Officer (A Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert P. King	Chief Executive Officer,	February 28, 2014
Robert P. King	(Principal Executive Officer), and Director

/s/ Kevin A. Paprzycki	Chief Financial Officer and Treasurer	February 28, 2014
Kevin A. Paprzycki	(Principal Financial Officer)

/s/ Russell H. Werner	Controller (Principal Accounting Officer)	February 28, 2014
Russell H. Werner

/s/ Keith E. Alessi	Director	February 28, 2014
Keith E. Alessi

/s/ Gail E. Hamilton	Director	February 28, 2014
Gail E. Hamilton

/s/ Michael G. Hutchinson	Director	February 28, 2014
Michael G. Hutchinson

/s/ Richard M. Klingaman	Director	February 28, 2014
Richard M. Klingaman

/s/ Craig R. Mackus	Director	February 28, 2014
Craig R. Mackus

/s/ Jan B. Packwood	Director	February 28, 2014
Jan B. Packwood

/s/ Robert C. Scharp	Director	February 28, 2014
Robert C. Scharp

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Westmoreland Resources, Inc.

We have audited the accompanying consolidated balance sheets of Westmoreland Resources, Inc. and subsidiary (the Company) (a wholly owned subsidiary of Westmoreland Coal Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity and cash flows  for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Resources, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 28, 2014

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Balance Sheets
December 31, 2013 and 2012
(In thousands)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$2,185	$1,076
Accounts receivable
Trade	6,277	3,599
Other	2,935	1,743
	9,212	5,342
Inventories	5,324	4,901
Other current assets	5,967	4,464
Total current assets	22,688	15,783
Property, plant and equipment, at cost:
Land and mineral rights	39,538	27,494
Plant and equipment	130,626	123,343
	170,164	150,837
Less accumulated depreciation, depletion and amortization	101,136	94,799
Net property, plant and equipment	69,028	56,038
Restricted investments and bond collateral	11,653	14,506
Contractual third-party reclamation receivables	293	327
Advanced coal royalties	2,000	—
Other assets	586	635
Total assets	$106,248	$87,289
Liabilities and Shareholder’s Equity
Current liabilities:
Current installments of long-term debt	$2,578	$1,939
Accounts payable	7,940	4,671
Payable to related parties	984	1,161
Accrued expenses	6,598	5,185
Asset retirement obligations	1,106	1,412
Other current liabilities	268	—
Total current liabilities	19,474	14,368
Long-term debt, less current installments	2,227	2,473
Asset retirement obligations, less current portion	35,296	24,401
Payable to related party	9,639	1,870
Other liabilities	—	15,677
Total liabilities	66,636	58,789
Shareholder’s equity:
Common stock of $1 par value. Authorized 40,000 shares; issued and outstanding 10,000 shares at December 31, 2013 and 2012	10	10
Additional paid-in capital	16,083	15,970
Accumulated other comprehensive income	—	16
Retained earnings	23,519	27,177
Total Westmoreland Resources Inc. shareholder’s equity	39,612	43,173
Noncontrolling interest	—	(14,673)
Total shareholder’s equity	39,612	28,500
Total liabilities and shareholder’s equity	$106,248	$87,289
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Operations
Years Ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)

	2013	2012	2011
Revenues	$57,545	$39,041	$79,831
Costs and expenses:
Cost of sales	73,659	43,727	76,714
Depreciation, depletion, and amortization	9,710	6,283	7,925
Selling and administrative	3,810	3,780	3,656
Loss (gain) on sale of assets	(121)	9	59
Other operating income	(22,367)	(17,452)	(7,258)
	64,691	36,347	81,096
Operating income (loss)	(7,146)	2,694	(1,265)
Other income (expense):
Interest expense	(289)	(382)	(668)
Loss on extinguishment of debt	—	—	(84)
Interest income	126	226	146
Other	220	208	170
	57	52	(436)
Income (loss) before income taxes	(7,089)	2,746	(1,701)
Income tax expense (benefit)	—	—	(16)
Net income (loss)	(7,089)	2,746	(1,685)
Less: net loss attributable to noncontrolling interest	(3,431)	(6,436)	(3,775)
Net income attributable to Parent company	$(3,658)	$9,182	$2,090
Net income per share applicable to Parent company	$(365.80)	$918.20	$209.00
Weighted average number of common shares outstanding	10	10	10
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Net income (loss)	$(7,089)	$2,746	$(1,685)
Other comprehensive income (loss):
Unrealized and realized gains and losses on available-for-sale securities	(16)	1	(105)
Comprehensive income (loss) attributable to Westmoreland Resources Inc.	$(7,105)	$2,747	$(1,790)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Shareholder’s Equity
Years Ended December 31, 2011, 2012 and 2013
(In thousands)

	Common stock	Additional paid-in capital	Advances from (to) Parent	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Shareholder’s Equity
Balance, December 31, 2010	$10	$15,526	$(13,387)	$120	$15,905	$(4,462)	$13,712
Westmoreland Coal Company common stock issued as compensation	—	183	—	—	—	—	183
Contribution of Westmoreland Coal Company common stock to pension plan on the Company’s behalf	—	104	—	—	—	—	104
Adjustment for utilization of tax losses of Westmoreland Coal Company	—	(16)	—	—	—	—	(16)
Advances from (to) Parent	—	—	13,387	—	—	—	13,387
Unrealized gain on available-for-sale securities	—	—	—	(105)	—	—	(105)
Net loss	—	—	—	—	2,090	(3,775)	(1,685)
Balance, December 31, 2011	10	15,797	—	15	17,995	(8,237)	25,580
Westmoreland Coal Company common stock issued as compensation	—	173	—	—	—	—	173
Unrealized loss on available-for-sale securities	—	—	—	1	—	—	1
Net income	—	—	—	—	9,182	(6,436)	2,746
Balance, December 31, 2012	10	15,970	—	16	27,177	(14,673)	28,500
Westmoreland Coal Company common stock issued as compensation	—	113	—	—	—	—	113
Assumption of noncontrolling interest of subsidiary	—	—	—	—	—	18,104	18,104
Unrealized loss on available-for-sale securities	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	(3,658)	(3,431)	(7,089)
Balance, December 31, 2013	$10	$16,083	$—	$—	$23,519	$—	$39,612
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(7,089)	$2,746	$(1,685)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	9,710	6,283	7,925
Accretion of asset retirement obligation and receivable	2,522	2,368	3,034
Share-based compensation	113	173	183
Other	(1,001)	—	—
Postretirement medical benefit costs allocated by Parent, net of payments	1	1	1
Pension contributions, net of pension costs allocated by Parent	44	39	(119)
Loss (gain) on sale of assets	(121)	9	59
Loss on extinguishment of debt	—	—	84
Amortization of deferred financing costs	49	443	412
Utilization of tax losses of Westmoreland Coal Company	—	—	(16)
Change in:
Accounts receivable	(3,870)	2,639	(1,834)
Inventories	(423)	(411)	(170)
Accounts payable	4,682	(3,695)	1,117
Payable to related parties	(177)	1,771	400
Asset retirement obligation	(37)	(62)	(954)
Other assets and liabilities	1,930	3,092	3,368
Net cash provided by operating activities	6,333	15,396	11,805
Cash flows from investing activities:
Additions to property, plant and equipment	(10,230)	(4,518)	(2,069)
Increase in restricted investments and bond collateral	2,837	(913)	(2,741)
Proceeds from sales of assets	307	—	250
Other	(2,000)	—	—
Net cash used in investing activities	(9,086)	(5,431)	(4,560)
Cash flows from financing activities:
Increase in book overdrafts	268	—	(695)
Repayments of long-term debt	(2,239)	(2,503)	(11,976)
Borrowings on revolving line of credit	—	—	12,200
Repayments on revolving line of credit	—	—	(29,100)
Deferred financing costs	—	—	100
Change in payable to related party	5,833	(6,610)	8,480
Advances from (to) Parent	—	—	13,387
Net cash provided by (used in) financing activities	3,862	(9,113)	(7,604)
Net increase (decrease) in cash and cash equivalents	1,109	852	(359)
Cash and cash equivalents, beginning of year	1,076	224	583
Cash and cash equivalents, end of year	$2,185	$1,076	$224
Supplemental disclosures of cash flow information:
Cash paid for interest	$281	$374	$543
Noncash transactions:
Accrued purchases of property and equipment	338	342	126
Capital leases	2,632	1,353	117
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
In various transactions in October 2008, the Company formed a limited liability company, Absaloka Coal LLC, which it owns jointly with a newly formed subsidiary, WRI Partners, Inc., to mine and sell coal from the Absaloka Mine. Absaloka Coal LLC subleases the mineral rights from the Company entitling Absaloka Coal LLC to mine up to 40.0 million tons of coal at the Absaloka Mine through December 2013. WRI also assigned to Absaloka Coal LLC all of its contracts to sell coal to third parties. The Company sold a 99% interest in Absaloka Coal LLC to a third party but continues to consolidate Absaloka Coal LLC as the Company has effective control over its operations.
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
On June 29, 2012, WCC and certain of its subsidiaries entered into a five-year, $20.0 million revolving line of credit carved out by the indenture governing the 10.75% Senior Notes with an expiration date of June 30, 2017. The revolver may support up to $2.0 million of letters of credit (which was increased to $10.0 million on January 10, 2014), which would reduce the balance available under the revolver. At December 31, 2013, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Westmoreland Kemmerer, Inc., and Westmoreland Energy, LLC. Pursuant to the Intercreditor Agreement, the holders of the 10.75% Senior Notes now have a second lien position on these assets.
Recent Developments
In November 2011, an explosion and subsequent fire occurred at Unit 3 of Xcel Energy's Sherburne County Generating Station, or Unit 3, which is the Company's largest customer. Xcel indicated that Unit 3 would be offline for an extended period. Unit 3 resumed operations during October 2013. The Company maintains business interruption insurance coverage and has recognized $16.2 million of income for the year ended December 31, 2013 and $17.3 million of income for the year ended December 31, 2012. The Company received $13.4 million of cash proceeds for the year ended December 31, 2013. Insurance proceeds are included in Net cash provided by operating activities. At the time Unit 3 resumed operations, the Company no longer recorded income from business interruption insurance. Subsequent to December 31, 2013, the Company has collected all cash proceeds due to it.
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

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

The Company has determined for all periods presented, it was the primary beneficiary in Absaloka Coal LLC, a VIE, in which it held less than a 50% ownership through December 31, 2013. As a result, the Company has consolidated this entity within its operations. The investment in Absaloka Coal LLC by its outside partner did not continue after December 31, 2013, and beginning in 2014, Absaloka Coal LLC will be 100% owned by the Company but will cease to have operations. As a result, the Company has unwound the transaction as of December 31, 2013 and concerning our balance sheet have decreased Other liabilities by $19.1 million and decreased Noncontrolling interest by $18.1 million. As a result, as of December 31, 2013, the noncontrolling interest was eliminated.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for accounts receivable as of December 31, 2013 and 2012.
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
The Company assesses the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows expected to be generated from such assets to their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value. When an asset is retired or sold, its cost and related accumulated depreciation and depletion are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss. Fully depreciated plant and equipment still in use is not eliminated from the accounts. Amortization of capital leases is included in Depreciation, depletion and amortization.
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
Intangible Assets and Liabilities
Identifiable intangible assets or liabilities acquired in a business combination must be recognized and reported separately from goodwill. Intangible assets result from more favorable market prices than contracted prices in sales and purchase agreements as measured during a business combination. Intangible liabilities result from less favorable market prices than contracted prices in sales and purchase agreements as measured during a business combination. The majority of these intangible assets and liabilities are amortized on a straight-line basis over the respective period of the sales and purchase agreements, while the remainder are amortized on a unit-of-production basis. The Company did not have intangible assets or liabilities as of December 31, 2013 and 2012.
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
Other Operating Income
Other operating income in the accompanying Consolidated Statements of Operations reflects income from sources other than coal revenues. Income from the Company’s Indian Coal Tax Credit monetization transaction is recorded as Other operating income. The Company recognizes income as business interruption losses are incurred and reimbursement is virtually assured and has recognized $16.2 million and $17.3 million of income during 2013 and 2012, respectively; which is included in Other operating income. Insurance proceeds are included in Net cash provided by operating activities.
Share-Based Compensation
Share-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. This expense relates to WCC common stock attributable to the Company's employees. These costs are recorded in Cost of sales and Selling and administrative expenses.
Earnings (Loss) per Share
Basic earnings (loss) per share have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interests.
Accounting Pronouncements Adopted

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
In August 2005, the Energy Policy Act of 2005 was enacted. Among other provisions, it contains a tax credit for the production of coal owned by Indian tribes. The tax credit is equal to $2.308 per ton in 2013 and increases annually based on an inflation-adjustment factor. The credit may be used against regular corporate income tax for all years and against alternative minimum taxes for the initial four-year period after the placed in service date of the facility. The Absaloka Mine produces coal that qualifies for this credit. The ICTC's expired in December 2013. The ICTC's have not been extended as of December 31, 2013 by any provisions of the Internal Revenue Code.
In July 2008, the Company finalized an agreement with the Crow Tribe covering the treatment of the tax credit in determining royalties payable to the Tribe under its lease agreement with the Tribe.
On October 16, 2008, the Company entered into a series of transactions with a financial institution, or Partner, designed to enable the Company to take advantage of ICTC’s generated by its mining operations.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

In these transactions, the Company formed a limited liability company, Absaloka Coal LLC, which it owned jointly with a newly formed subsidiary, WRI Partners, Inc., to mine and sell coal from the Absaloka Mine. Absaloka Coal LLC then entered into a sublease from the Company for the coal leases with the Crow Tribe, entitling Absaloka Coal LLC to mine up to 40.0 million tons of coal at the Absaloka Mine through 2013. WRI also assigned to Absaloka Coal LLC all of its contracts to sell coal to third parties.
On October 16, 2008, the Company sold its interest in Absaloka Coal LLC to the Partner for consideration consisting of an initial payment of $4.0 million, $34.0 million of fixed principal and interest payments, and contingent payments based on 90% of the credits allocated to the Partner in excess of the fixed payments. The total consideration paid by the Partner to the Company was approximately $50.0 million through December 31, 2013. The Company shared approximately $15.2 million of this consideration with the Crow Tribe as royalties.
The Partner was entitled to 99% of Absaloka Coal LLC’s earnings and related distributions until it had received a 10% return on its initial $4.0 million cash investment, after which it was entitled to 5% of earnings and distributions.
On October 3, 2008, the Company requested a private letter ruling, or PLR, request with the IRS concerning various issues relating to the validity of the ICTC’s. In March 2009, the Company received a PLR confirming the availability of the ICTC’s under the specific scenario described whereby WRI subleased the right to mine a fixed amount of coal from the Company’s Absaloka Mine to the LLC. The Company recognizes the fixed and contingent payments from the Partner as they are received as income in its consolidated financial statements.
As part of the purchase agreement, the Company has an option to purchase the Partner's entire membership interest after October 16, 2013, and the Partner is entitled to withdraw at any time from Absaloka Coal LLC. In these events, or on dissolution of the LLC, the Company would be required to pay the Partner the appraised value of its capital account balance.
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
On May 30, 2013, the Company extended its ICTC monetization transaction two and a half months to December 31, 2013 to coincide with the IRS's extension of the ICTC. The Company also agreed with the Partner in the transaction to adjust the mining fee the Company receives as compensation for mining to better reflect current market conditions.
The Partner did not extend the ICTC monetization transaction with the Company, and it expired on December 31, 2013. As a result, the Company unwound the transaction as of December 31, 2013 and decreased Other liabilities by $19.1 million and decreased Noncontrolling interest by $18.1 million. As a result, as of December 31, 2013, the noncontrolling interest was eliminated. The Company is currently pursuing future monetization of the ICTC in the event that the IRS extends the ICTC beyond December 31, 2013.

3.	Inventories
Inventory consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012
Coal	$108	$248
Materials and supplies	5,333	4,792
Reserve for obsolete inventory	(117)	(139)
Total	$5,324	$4,901

4.	Restricted Investments and Bond Collateral
The Company’s restricted investments and bond collateral consisted of the following (in thousands):

	December 31,
	2013	2012
Reclamation bond collateral	$11,653	$14,506

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2013 are as follows (in thousands):

	Carrying Value	Fair Value
Cash and cash equivalents	$7,628	$7,628
Held-to-maturity securities	1,581	1,669
Time deposits	2,444	2,444
	$11,653	$11,741
Funds in the restricted investment and bond collateral accounts are not available to meet the Company’s operating cash needs. For all of its restricted investments and bond collateral accounts, the Company can select from several investment options for the funds and receives the investment returns on these investments.
As of December 31, 2013, the Company had reclamation bond collateral in place for its active Absaloka Mine. These government-required bonds assure that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.

a)	Held-to-Maturity and Available-for-Sale Restricted Investments and Bond Collateral
The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Amortized cost	$1,581	$2,424
Gross unrealized holding gains	88	128
Fair value	$1,669	$2,552
Maturities of held-to-maturity securities are as follows at December 31, 2013 (in thousands):

	Amortized Cost	Fair Value
Due within one year	$364	$369
Due in five years or less	825	860
Due in more than ten years	392	440
	$1,581	$1,669
The cost basis, gross unrealized holding gains and fair value of available-for-sale securities at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Cost basis	$—	$175
Gross unrealized holding gains	—	16
Fair value	$—	$191

5.	Long-term Debt
The amount outstanding at December 31, 2013 and 2012 under the Company’s long-term debt consisted of the following (in thousands):

	Total Debt Outstanding
	2013	2012
Capital lease obligations	$4,805	$4,412
Less current portion	(2,578)	(1,939)
Total debt outstanding, less current portion	$2,227	$2,473

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

The following table presents aggregate contractual debt maturities of all long-term debt (in thousands):

As of December 31, 2013
2014	$2,578
2015	1,102
2016	876
2017	206
2018	43
Thereafter	—
$4,805
WRI leases equipment utilized in its operations at the Absaloka Mine. The weighted average interest rate for these capital leases outstanding at December 31, 2013 and 2012 was 5.92% and 6.61%, respectively and mature at various dates beginning in 2014 through 2017.

6.	Postretirement Medical Benefits
The Company participates in a postretirement medical benefit plan sponsored by the Parent. The plan provided medical benefits for retired employees and their dependents. Effective September 1, 2009, WCC eliminated these benefits for non-represented employees and retirees.
The Company records an allocation of the net periodic postretirement medical benefit cost from the Parent as a component of Cost of sales with a corresponding decrease in Payable to related party. In 2013 and 2012, the Company did not make medical benefit payments for its retirees who participate in the Parent’s postretirement medical benefit plan. The Company recorded postretirement medical benefit costs of less than $0.1 million in both 2013 and 2012. The benefit obligation attributable to the plan participants that are employees or retirees of the Company was less than $0.1 million at December 31, 2013 and 2012.

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
The Company records an allocation of the net periodic pension benefit cost from the Parent as Cost of sales with a corresponding decrease in Payable to related party. The Company allocated less than $0.1 million in net periodic pension benefit cost in both 2013 and 2012. In 2013 and 2012, the Company did not make any contributions to the pension plan sponsored by the Parent. The accumulated pension benefit obligation attributable to the plan participants that are employees or retirees of the Company was $2.2 million and $2.4 million at December 31, 2013 and 2012, respectively. This obligation is funded with $1.9 million and $1.7 million of plan assets held by the Parent at December 31, 2013 and 2012, respectively, resulting in a $0.3 million and $0.7 million unfunded liability recorded on the Parent’s consolidated balance sheet at December 31, 2013 and 2012, respectively.
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

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

The following table shows the required disclosures for the Central Pension Fund:

WRI
Employer plan number	9243
Minimum contributions per hour worked	$5.70
Expiration date of collective bargaining agreements	5/31/2015
Employer contributions (in millions):
2013	$0.9
2012	0.5
2011	0.9

8.	Asset Retirement Obligations and Contractual Third Party Reclamation Receivables

a)	Asset Retirement Obligations
Changes in the Company’s asset retirement obligations during the year ended December 31, 2013 and 2012 were (in thousands):

	2013	2012
Asset retirement obligations, beginning of year	$25,813	$24,757
Accretion	2,572	2,394
Liabilities settled	(28)	(73)
Changes due to amount and timing of reclamation	8,045	(1,265)
Asset retirement obligations, end of year	36,402	25,813
Less current portion	(1,106)	(1,412)
Asset retirement obligations, less current portion	$35,296	$24,401
As permittee, the Company is responsible for the total amount. The financial responsibility for a portion of final reclamation of the mine when it is closed has been transferred by contract to one of the Company’s customers.

b)	Contractual Third-Party Reclamation Receivables
The Company has recognized an asset of $0.3 million and $0.3 million at December 31, 2013 and 2012, respectively as a contractual third-party reclamation receivable, representing the present value of the obligation of one of its customers to reimburse the Company for a portion of the asset retirement costs.

9.	Fair Value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the Consolidated Balance Sheet approximate the fair value of these instruments due to the short duration to their maturities. See Notes 4 and 8 for additional disclosures related to fair value measurements.
Fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•
Level 1, defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale equity securities generally valued based on independent third-party market prices. The Company had no Level 1 inputs at December 31, 2013.

•
Level 2, defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 inputs at December 31, 2013 and 2012.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no Level 3 inputs at December 31, 2013 and 2012.

The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value (in thousands):

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$191	$—	$—

10.	Income Taxes
Income tax benefit attributable to net income before income taxes consists of (in thousands):

	2013	2012	2011
Current:
State	$—	$—	$(16)
Income tax benefit	$—	$—	$(16)
Income tax benefit attributable to net income before income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34% to pre-tax income as a result of the following (in thousands):

	2013	2012	2011
Computed tax expense (benefit) at statutory rate	$(2,410)	$933	$(578)
Increase in income tax expense (benefit) resulting from:
Noncontrolling interest	1,167	2,188	1,283
State income taxes, return to provision adjustment	—	—	(10)
Prior year permanent items tax adjustments	(75)	—	1
Change in valuation allowance for net deferred tax assets	1,208	(3,008)	(745)
Domestic production activities deduction	—	(160)	—
Indian coal tax credit	(52)	—	—
Other, net	162	47	33
Actual income tax benefit	$—	$—	$(16)

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	2013	2012
Deferred tax assets:
Indian coal tax credit carryforward	$16,008	$15,956
Accruals for following:
Asset retirement obligations	13,869	7,505
NOL carryforward	3,599	1,391
Other accruals	268	316
Pension and postretirement medical obligation	109	269
AMT credit carryforward	140	96
Total gross deferred tax assets	33,993	25,533
Less valuation allowance	(15,503)	(14,296)
Net deferred tax assets	18,490	11,237
Deferred tax liabilities:
Property, plant and equipment, due to differences in basis and depreciation, depletion and amortization	(17,407)	(11,237)
Gain on sale of partnership interest	(1,083)	—
Total gross deferred tax liabilities	(18,490)	(11,237)
Net deferred taxes	$—	$—
As of December 31, 2013, the Company has available federal net operating loss carryforwards to reduce future regular taxable income, which expires as follows (in thousands):

Expiration Date	Regular Tax
2030	$65
2031	1,368
2033	7,942
Total	$9,375
As of December 31, 2013, the Company also has an estimated $9.2 million in state net operating loss carryforwards to reduce future taxable income.

11.	Commitments and contingencies

a)	Leases
The gross value of property, plant, equipment and mine development assets under capital leases was $5.5 million and $5.3 million as of December 31, 2013 and 2012, respectively, related primarily to the leasing of mining equipment. The accumulated amortization for these items was $1.2 million and $1.6 million at December 31, 2013 and 2012, respectively.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

Future minimum capital and operating lease payments as of December 31, 2013, are as follows (in thousands):

	December 31, 2013
	Capital Leases	Operating Leases
2014	$2,800	$988
2015	1,184	737
2016	895	255
2017	208	—
2018	45	—
Thereafter	—	—
Total minimum lease payments	5,132	$1,980
Less imputed interest	(327)
Present value of minimum capital lease payments	$4,805
Rental expense under operating leases during the year ending December 31, 2013, 2012 and 2011 totaled $2.5 million, $1.2 million and $1.2 million, respectively.
The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $7.3 million, $5.0 million and $10.1 million in 2013, 2012 and 2011, respectively.
At December 31, 2013, the Company had fuel supply contracts outstanding with a minimum purchase requirement of 1.0 million gallons of diesel fuel per year. These contracts qualify for the normal purchase normal sale exception under hedge accounting.
The company is subject to litigation in the ordinary course of business. No material litigation exists.

12.	Coal Sales and Major Customers
The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows (in thousands):

	2013	2012	2011
Customer A	$25,958	$26,525	$52,835
Customer B (1)	7,416	—	—
Customer C (2)	3,663	—	16,911
	$37,037	$26,525	$69,746
Percentage of total revenue	64%	68%	87%
____________________

(1)	The revenue from Customer B did not exceed 10% in 2012 or 2011

(2)	The revenue from Customer C did not exceed 10% in 2013 or 2012

13.	Related Party Transactions
The Company engages in certain transactions with its Parent and other subsidiaries of the Parent.
The Company was allocated costs for accounting, audit, tax and information technology incurred by its Parent. In 2013, 2012 and 2011, these costs were $0.5 million, $0.4 million and $0.3 million, respectively, and are included in Selling and administrative expenses.
During 2012, Westmoreland Risk Management, Inc., or WRMI, a wholly owned subsidiary of WCC, reimbursed the Company $1.5 million related to the explosion and subsequent fire as described in Note 1. In 2011, WRMI reimbursed the Company $0.5 million. This reimbursement is included in Other operating income.
Payable to related party primarily represent the Company’s obligations for long-term loans from the Parent and accruals for postretirement medical benefit costs and pension costs allocated by the Parent, net of payments.

WESTMORELAND RESOURCES, INC. AND SUBSIDIARY
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

14.	Quarterly Financial Data (unaudited)
Summarized quarterly financial data is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands; except per share data)
2013:
Revenues	$11,350	$9,539	$17,149	$19,507
Operating income (loss)	(584)	2,374	(1,723)	(7,213)
Net income (loss) applicable to Parent company	646	2,497	(82)	(6,719)
Basic income (loss) per common share	$64.60	$249.70	$(8.20)	$(671.90)
2012:
Revenues	$9,355	$7,880	$9,452	$12,354
Operating income (loss)	484	1,601	(739)	1,348
Net income applicable to Parent company	980	1,914	991	5,297
Basic income per common share	$98.00	$191.40	$99.10	$529.70

During the fourth quarter of 2013, as a result of a review of useful lives assigned to assets under capital leases and an evaluation of other operating income, the Company recorded $1.4 million of additional net expense related to prior years. In accordance with applicable U.S. GAAP, management quantitatively and qualitatively evaluated the materiality of the error and determined the error to be immaterial to the Company's 2013 consolidated financial statements.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm
The Board of Directors of
Westmoreland Energy LLC

We have audited the accompanying consolidated balance sheets of Westmoreland Energy LLC and subsidiaries (the Company) (a wholly owned subsidiary of Westmoreland Coal Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, member’s equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Energy LLC and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 28, 2014

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$3,341	$4,545
Accounts receivable	13,144	13,018
Inventories	6,161	3,047
Other current assets	143	298
Total current assets	22,789	20,908
Property, plant, and equipment:
Land	1,156	1,156
Capitalized asset retirement cost	239	239
Plant, equipment, and other	220,872	219,857
	222,267	221,252
Less accumulated depreciation and amortization	71,653	61,474
	150,614	159,778
Restricted investments	5,998	5,990
Intangible assets, net of accumulated amortization of $12.3 million at December 31, 2013 and $10.7 million at December 31, 2012	1,283	2,923
Total assets	$180,684	$189,599
Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$10,119	$4,979
Accrued expenses	3	3
Other current liabilities	5,053	—
Deferred revenue	9,024	8,788
Total current liabilities	24,199	13,770
Deferred revenue, less current portion	41,297	50,239
Pension	99	289
Asset retirement obligation	892	829
Intangible liabilities, net of accumulated amortization of $7.6 million at December 31, 2013 and $6.6 million at December 31, 2012	5,606	6,625
Total liabilities	72,093	71,752
Member’s equity:
Contributed capital	52,840	52,810
Accumulated other comprehensive income	(164)	(372)
Retained earnings	55,915	65,409
Total member’s equity	108,591	117,847
Total liabilities and member’s equity	$180,684	$189,599
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Operations
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Revenues	$87,567	$81,285	$86,785
Costs and expenses:
Cost of sales	63,794	59,299	60,243
Depreciation	10,178	10,085	10,175
Selling and administrative	3,609	3,657	4,059
Restructuring charges	5,078	—	—
Loss on sale of assets	—	—	189
	82,659	73,041	74,666
Operating income	4,908	8,244	12,119
Other income (expense):
Interest expense	(39)	(39)	(469)
Loss on extinguishment of debt	26	—	(9,073)
Interest income	—	15	14
	(13)	(24)	(9,528)
Income before income taxes	4,895	8,220	2,591
Income tax expense (benefit)	680	107	(2,498)
Net income	$4,215	$8,113	$5,089
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Comprehensive Income
December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Net income	$4,215	$8,113	$5,089
Other comprehensive income (loss):
Amortization and adjustment of accumulated actuarial gains or losses, pension	208	(29)	(140)
Comprehensive income attributable to Westmoreland Energy LLC	$4,423	$8,084	$4,949
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Member’s Equity
Years Ended December 31, 2011, 2012 and 2013

	Contributed Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Member’s Equity
	(In thousands)
Balance at December 31, 2010	$35	$(203)	$66,184	$66,016
Distributions	—	—	(10,700)	(10,700)
Transactions with Parent/affiliates	52,670	—	(2,722)	49,948
Westmoreland Coal Company common stock issued as compensation	32	—	—	32
Contributions of Westmoreland Coal Company common stock to pension plan on the Company’s behalf	43	—	—	43
Amortization and adjustment of accumulated actuarial loss of pension plans	—	(140)	—	(140)
Net income	—	—	5,089	5,089
Balance at December 31, 2011	52,780	(343)	57,851	110,288
Distributions	—	—	(1,050)	(1,050)
Transactions with Parent/affiliates	(14)	—	495	481
Westmoreland Coal Company common stock issued as compensation	44	—	—	44
Amortization and adjustment of accumulated actuarial loss of pension plans	—	(29)	—	(29)
Net income	—	—	8,113	8,113
Balance at December 31, 2012	52,810	(372)	65,409	117,847
Distributions	—	—	(14,500)	(14,500)
Transactions with Parent/affiliates	—	—	791	791
Westmoreland Coal Company common stock issued as compensation	30	—	—	30
Amortization and adjustment of accumulated actuarial loss of pension plans	—	208	—	208
Net income	—	—	4,215	4,215
Balance at December 31, 2013	$52,840	$(164)	$55,915	$108,591
See accompanying Notes to Consolidated Financial Statements

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$4,215	$8,113	$5,089
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	10,178	10,085	10,175
Accretion of asset retirement obligation	63	59	55
Share-based compensation	30	44	32
Loss on the sale of assets	—	—	189
Amortization of deferred financing costs	—	—	(21)
Amortization of intangible assets and liabilities, net	621	621	621
Loss on extinguishment of debt	—	—	9,073
Change in:
Accounts receivable	(126)	(151)	1,479
Inventories	(3,339)	709	(1,820)
Accounts payable and accrued expenses	10,193	(3,201)	(1,063)
Deferred revenues	(8,706)	(8,312)	(8,774)
Other assets and liabilities	174	(523)	(579)
Net cash provided by operating activities	13,303	7,444	14,456
Cash flows from investing activities:
Purchases of property, plant and equipment	(790)	(2,070)	(2,119)
Change in restricted investments	(8)	(7)	2,581
Net cash provided by (used in) investing activities	(798)	(2,077)	462
Cash flows from financing activities:
Change in book overdrafts	—	(259)	259
Repayments of long-term debt	—	—	(46,220)
Borrowings on revolving lines of credit	—	—	1,500
Repayments on revolving lines of credit	—	—	(1,500)
Deferred financing costs and other refinancing costs	—	—	(9,077)
Transactions with Parent/affiliates	791	481	49,946
Distributions	(14,500)	(1,050)	(10,700)
Net cash used in financing activities	(13,709)	(828)	(15,792)
Net increase (decrease) in cash and cash equivalents	(1,204)	4,539	(874)
Cash and cash equivalents, beginning of year	4,545	6	880
Cash and cash equivalents, end of year	$3,341	$4,545	$6
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$39	$39	$1,179
Income taxes (refunds)	—	—	(74)
Noncash transactions:
Accrued purchases of property and equipment	—	—	3
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
On June 29, 2012, WCC and certain of its subsidiaries entered into a five-year, $20.0 million revolving line of credit carved out by the indenture governing the 10.75% Senior Notes with an expiration date of June 30, 2017. The revolver may support up to $2.0 million of letters of credit (which was increased to $10.0 million on January 10, 2014), which would reduce the balance available under the revolver. At December 31, 2013, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, Westmoreland Resources, Inc., Westmoreland Kemmerer, Inc., and WELLC. Pursuant to the Intercreditor Agreement, the holders of the 10.75% Senior Notes now have a second lien position on these assets.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for accounts receivable as of December 31, 2013 and 2012.
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
Amortization of intangible assets recognized in Cost of sales was $1.6 million in 2013 and $1.6 million in 2012 and 2011. Amortization of intangible assets and liabilities recognized in Revenues was $1.0 million in 2013, 2012 and 2011.
The estimated aggregate amortization amounts from intangible assets and liabilities for each of the next five years as of December 31, 2013 are as follows:

Amortization Expense (Revenue)
(In thousands)
2014	$(26)
2015	(834)
2016	(996)
2017	(996)
2018	(996)

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
Pension Plan
The Company participates in the Parent’s noncontributory defined benefit pension plan, which was frozen effective July 1, 2009. The costs to provide the benefits are accrued over the employees’ period of active service and are determined on an actuarial basis. The liability recorded for this obligation was $0.1 million and $0.3 million at December 31, 2013 and 2012, respectively.
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
Changes in the Company’s asset retirement obligations for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(In thousands)
Asset retirement obligation, beginning of period	$829	$770
Accretion	63	59
Asset retirement obligation, end of period	$892	$829
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
A portion of the capacity payments under the agreements is considered to be an operating lease. The Company is recognizing amounts invoiced under the power sales agreements as revenue on a pro rata basis, based on the weighted average per kilowatt hour capacity payments estimated to be received over the remaining term of the power sales agreements. Under this method of recognizing revenue, $8.7 million and $8.3 million of previously deferred revenue was recognized during 2013 and 2012, respectively.
On December 23, 2013, the Company entered into an agreement with Dominion Virginia Power, a subsidiary of Dominion, to restructure the remaining five years of the ROVA I and ROVA II contracts. From January 2014 through March 2019, the Company will keep ROVA ready to operate and expects to run the plant during high demand energy periods. The Company will additionally buy power from a power provider at a fixed price, and will supply Dominion that power. The Company can also operate the plant and sell power on the open market if it it chooses.
The Company incurred restructuring charges of $5.1 million for the year ended December 31, 2013 primarily related to legal and consulting fees. The restructuring plan is expected to be complete by March 31, 2014. The Company expects that the aggregate $5.1 million of expenditures will be cash expenditures paid out in the first quarter of 2014.
The table below represents the restructuring provision activity during the year ended December 31, 2013 (in millions):

Beginning Balance	Restructuring Charges	Restructuring Payments	Ending Balance
$—	$5.1	$—	$5.1
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

Accounting Pronouncements Adopted
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

2.	Restricted Investments

The Company’s restricted investments consist of the following at December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Cash and cash equivalents	$5,998	$5,990
Total restricted investments	$5,998	$5,990
All restricted investments at December 31, 2013 and 2012 consisted of cash and cash equivalents.
All underlying financial instruments included in the restricted investment accounts have Level I inputs available regarding fair value measurements. Level I inputs are quoted prices in active markets for identical financial instruments that the Company has the ability to access at the fair value measurement date.
The Company is required to fund a letter of credit account for its power operations. The letter of credit account has been released from restriction in February, 2014.

3.	Income Taxes
Income tax expense (benefit) consists of:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$680	$107	$(2,492)
State	—	—	(6)
Income tax expense (benefit)	$680	$107	$(2,498)
Income tax expense attributable to net income before income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34% to pre-tax income as a result of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Computed tax expense (benefit) at statutory rate	$1,664	$2,795	$907
Increase (decrease) in income tax expense resulting from:
State tax, net of federal benefit	—	—	(4)
Prior year permanent items tax return true-up	—	(5)	(29)
Change in valuation allowance for net deferred tax assets	(918)	(2,664)	(911)
2009 federal refund from NOL carryback	—	(8)	(2,464)
Other, net	(66)	(11)	3
Income tax expense (benefit)	$680	$107	$(2,498)

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Accruals for the following:
Pension and postretirement medical benefit obligation	$37	$111
Deferred revenue	18,770	22,757
Reclamation	333	266
MBO bonus	253	202
Restructuring	1,894	—
NOLs	155	306
Other accruals	80	70
Total gross deferred tax assets:	21,522	23,712
Less valuation allowance	(3,741)	(5,133)
Net deferred tax assets	17,781	18,579
Deferred tax liabilities:
Other	(887)	(1,156)
Property, plant, and equipment, principally due to differences in depreciation, depletion, and amortization	(16,894)	(17,423)
Total gross deferred tax liabilities:	(17,781)	(18,579)
Net deferred tax asset	$—	$—
As of December 31, 2013, the Company also had an estimated $4.7 million in State net operating loss carryforwards to reduce future taxable income.

4.	Commitments and contingencies
Coal Supply Agreement
Westmoreland Partners, which owns ROVA, has two coal supply agreements with contracts expiring in 2014 and 2015. If Westmoreland Partners continues to purchase coal under these contracts at the current volume and pricing, then Westmoreland Partners would be obligated to pay $17.9 million in 2014 and $2.9 million in 2015.
The coal supply agreements provide for coal at a price per ton that is significantly less than today’s open market price for Central Appalachia coal. Upon the termination of the coal supply agreements beginning in 2014, the Company will be required to renegotiate its current contract or find a substitute supply of coal at a projected cost per ton far greater than the price it is paying today.
The company is subject to litigation in the ordinary course of business. No material litigation exists.

5.	Power Sales and Major Customers
Substantially all of the Company’s power sales during the years ended December 31, 2013, 2012 and 2011 were made to one customer. ROVA supplies power to Dominion Virginia Power under long-term contracts, which expire in 2019 and 2020. The Company can extend, by mutual consent, the contracts with Dominion Virginia Power for five-year terms at mutually agreeable pricing.
On December 23, 2013, the Company entered into an agreement with Dominion Virginia Power, a subsidiary of Dominion, to restructure the remaining five years of the ROVA I and ROVA II contracts. From January 2014 through March 2019, the Company will keep ROVA ready to operate and expects to run the plant during high demand energy periods. The Company will additionally buy power from a power provider at a fixed price, and will supply Dominion that power. The Company can also operate the plant and sell power on the open market if it it chooses.

WESTMORELAND ENERGY LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Consolidated Financial Statements (Continued)

6.	Related-Party Transactions
The Company incurred various costs which were paid to WCC relating to accounting services and are included in Selling and administrative expenses. Fees paid totaled $0.2 million in 2013 and 2012 and $0.3 million in 2011.
In addition, WCC allocated $0.2 million in 2013, 2012 and 2011, of audit and tax fees to the Company, which are included in Selling and administrative expenses.

7.	Quarterly Financial Data (unaudited)
Summarized quarterly financial data is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
2013:
Revenues	$19,336	$23,162	$24,911	$20,158
Operating income (loss)	(1,004)	4,838	5,088	(4,014)
Net income (loss)	(1,004)	4,833	5,083	(4,697)
2012:
Revenues	$20,722	$15,882	$22,534	$22,147
Operating income (loss)	2,790	(1,748)	4,023	3,179
Net income (loss)	2,783	(1,756)	4,016	3,070

WESTMORELAND KEMMERER, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholder of
Westmoreland Kemmerer, Inc.

We have audited the accompanying balance sheets of Westmoreland Kemmerer, Inc. (the Company) (a wholly owned subsidiary of Westmoreland Coal Company) as of December 31, 2013 and 2012 and the related statements of operations, comprehensive income, shareholder’s equity and cash flows for the year ended December 31, 2013 and the eleven month period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westmoreland Kemmerer, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013 and the eleven month period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 28, 2014

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Balance Sheets

	December 31, 2013	December 31, 2012
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$7,942	$5,018
Accounts receivable
Trade	16,906	13,415
Other	83	278
	16,989	13,693
Inventories	10,753	11,637
Deferred income taxes	870	905
Other current assets	916	1,086
Total current assets	37,470	32,339
Property, plant and equipment, at cost:
Land and mineral rights	63,386	63,442
Plant and equipment	99,372	92,408
	162,758	155,850
Less accumulated depreciation, depletion and amortization	31,053	13,352
Net property, plant and equipment	131,705	142,498
Restricted investments and bond collateral	24,966	24,702
Deferred income taxes	—	774
Total assets	$194,141	$200,313
Liabilities and Shareholder’s Equity
Current liabilities:
Current installments of long-term debt	$213	$—
Accounts payable	6,794	11,653
Deferred revenue	3,969	2,997
Income taxes	—	1,679
Payable to related party	927	1,053
Accrued production taxes	16,211	9,200
Postretirement medical benefits	329	87
Asset retirement obligations	1,998	2,107
Total current liabilities	30,441	28,776
Long-term debt, less current installments	438	—
Deferred tax liabilities	6,220	—
Postretirement medical costs, less current portion	49,418	55,981
Pension obligations	9,381	19,346
Asset retirement obligations, less current portion	15,176	15,661
Total liabilities	111,074	119,764
Shareholder’s equity:
Common stock of $.01 par value. Authorized, issued and outstanding 100 shares at December 31, 2013 and 2012	—	—
Additional paid-in capital	65,576	76,777
Accumulated other comprehensive loss	17,491	(5,003)
Retained earnings	—	8,775
Total Westmoreland Kemmerer, Inc. shareholder’s equity	83,067	80,549
Total liabilities and shareholder’s equity	$194,141	$200,313
See accompanying Notes to Financial Statements.

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Statements of Operations

	Year Ended December 31, 2013	Eleven Months Ended December 31, 2012
	(In thousands)
Revenues	$172,467	$151,606
Costs and expenses:
Cost of sales	120,088	104,971
Depreciation, depletion, and amortization	17,742	13,287
Selling and administrative	5,675	5,351
Loss on sale of assets	236	242
	143,741	123,851
Operating income	28,726	27,755
Other income (expense):
Interest expense	(11)	—
Interest income	380	4
Other	108	189
	477	193
Income before income taxes	29,203	27,948
Income tax expense	8,461	8,916
Net income	$20,742	$19,032
See accompanying Notes to Financial Statements.

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Statements of Comprehensive Income

	Year Ended December 31, 2013	Eleven Months Ended December 31, 2012
	(In thousands)
Net income	$20,742	$19,032
Other comprehensive income (loss):
Adjustments to accumulated actuarial losses and transition obligations, pension	10,554	(3,034)
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefits	11,940	(1,969)
Comprehensive income attributable to Westmoreland Kemmerer, Inc.	$43,236	$14,029
See accompanying Notes to Financial Statements.

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Statements of Shareholder’s Equity
Eleven Months Ended December 31, 2012 and Year Ended December 31, 2013

	Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity
	(In thousands)
Balance at January 31, 2012	$76,523	$—	$—	$76,523
Westmoreland Coal Company common stock issued as compensation	254	—	—	254
Transactions with Parent/affiliates	—	—	8,916	8,916
Distributions	—	—	(19,173)	(19,173)
Other comprehensive loss	—	(5,003)	—	(5,003)
Net income	—	—	19,032	19,032
Balance at December 31, 2012	76,777	(5,003)	8,775	80,549
Westmoreland Coal Company common stock issued as compensation	671	—	—	671
Transactions with Parent/affiliates	—	—	3,111	3,111
Distributions	(11,872)	—	(32,628)	(44,500)
Other comprehensive loss	—	22,494	—	22,494
Net income	—	—	20,742	20,742
Balance at December 31, 2013	$65,576	$17,491	$—	$83,067
See accompanying Notes to Financial Statements.

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Statements of Cash Flows

	Year Ended December 31, 2013	Eleven Months Ended December 31, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$20,742	$19,032
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	17,742	13,287
Accretion of asset retirement obligation and receivable	1,670	1,670
Share-based compensation	671	254
Loss on sale of assets	236	242
Change in:
Accounts receivable	(3,296)	(13,693)
Inventories	608	(1,978)
Accounts payable and accrued production taxes	1,459	19,334
Payable to related parties	(126)	1,053
Deferred revenues	972	772
Asset retirement obligation	(1,945)	(1,136)
Accrual for postretirement medical benefits	5,619	4,858
Pension and SERP obligations	589	709
Other assets and liabilities	5,520	(1,086)
Net cash provided by operating activities	50,461	43,318
Cash flows from investing activities:
Additions to property, plant and equipment	(6,019)	(3,562)
Increase in restricted investments and bond collateral	(264)	(24,702)
Proceeds from sales of assets	227	221
Net cash used in investing activities	(6,056)	(28,043)
Cash flows from financing activities:
Repayments of long-term debt	(92)	—
Transactions with Parent/affiliates	3,111	8,916
Distributions	(44,500)	(19,173)
Net cash used in financing activities	(41,481)	(10,257)
Net increase in cash and cash equivalents	2,924	5,018
Cash and cash equivalents, beginning of year	5,018	—
Cash and cash equivalents, end of year	$7,942	$5,018
Supplemental disclosures of cash flow information:
Cash paid for interest	$11	$—
Noncash transactions:
Accrued purchases of property and equipment	693	—
Capital leases	743	—
See accompanying Notes to Financial Statements

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements

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
On June 29, 2012, WCC and certain of its subsidiaries entered into a five-year, $20.0 million revolving line of credit carved out by the indenture governing the 10.75% Senior Notes with an expiration date of June 30, 2017. The revolver may support up to $2.0 million of letters of credit (which was increased to $10.0 million on January 10, 2014), which would reduce the balance available under the revolver. At December 31, 2013, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, Westmoreland Resources, Inc., WKI, and Westmoreland Energy, LLC. Pursuant to the Intercreditor Agreement, the holders of the 10.75% Senior Notes now have a second lien position on these assets.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for accounts receivable as of December 31, 2013.
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

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements (Continued)

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
The Company assesses the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows expected to be generated from such assets to their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value. When an asset is retired or sold, its cost and related accumulated depreciation and depletion are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss. Fully depreciated plant and equipment still in use is not eliminated from the accounts. Amortization of capital leases is included in Depreciation, depletion and amortization.
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

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements (Continued)

be incurred, the Company’s credit adjusted discount rate, inflation rates and estimated dates of reclamation. The asset retirement liability is accreted to its present value each period.
See Notes 4, 7, and 8 for further disclosures related to the Company’s fair value estimates.
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

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements (Continued)

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

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements (Continued)

A summary of the purchase consideration and allocation of the purchase consideration follow (in millions):

Final as of December 31, 2012
Purchase consideration:
Cash paid	$76.5

Fair value of liabilities assumed:
Postretirement medical cost obligations	49.2
Asset retirement obligations	19.4
Pension obligations	15.6
Deferred revenue	2.2
Accrued liabilities	1.6
Total fair value of liabilities assumed	88.0

Total purchase consideration	$164.5

Allocation of purchase consideration:

Inventories	$9.6
Land and mineral rights	65.5
Plant and equipment	89.4

Total	$164.5

3.	Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2013	2012
Coal	$156	$202
Materials and supplies	10,995	11,688
Inventories - other	—	73
Reserve for obsolete inventory	(398)	(326)
Total	$10,753	$11,637

4.	Restricted Investments and Bond Collateral
The Company’s restricted investments and bond collateral consisted of the following (in thousands):

	December 31,
	2013	2012
Reclamation bond collateral	$24,966	$24,702
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2013 are as follows (in thousands):

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements (Continued)

	Carrying Value	Fair Value
Cash and cash equivalents	$439	$439
Held-to-maturity securities	24,527	24,198
	$24,966	$24,637
Held-to-Maturity Restricted Investments and Bond Collateral
The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities are as follows:

	December 31,
	2013	2012
	(In thousands)
Amortized cost	$24,527	$—
Gross unrealized holding gains	81	—
Gross unrealized holding losses	(410)	—
Fair value	$24,198	$—
Maturities of held-to-maturity securities are as follows at December 31, 2013:

	Amortized Cost	Fair Value
	(In thousands)
Due in five years or less	$13,438	$13,432
Due after five years to ten years	5,558	5,452
Due in more than ten years	5,531	5,314
	$24,527	$24,198

5.	Long-Term Debt
The amounts outstanding under the Company’s long-term debt consisted of the following at December 31, 2013:

Total Debt Outstanding
(In thousands)
Capital lease obligations	$651
Less current portion	(213)
Total debt outstanding, less current portion	$438
The following table presents aggregate contractual debt maturities of all long-term debt:

As of December 31, 2013
(In thousands)
2014	$213
2015	225
2016	213
Total debt	$651
The Company engages in leasing transactions for equipment utilized in its mining operations. At December 31, 2013, the capital leases outstanding had a weighted average interest rate of 5.92% and mature at various dates beginning in 2014 through 2016. During the year ended December 31, 2013, the Company acquired $0.7 million of equipment under capital leases.

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements (Continued)

6.	Postretirement Medical Benefits
The Company provides postretirement medical benefits pursuant to collective bargaining agreements. These benefits are provided through self-insured programs.
The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

	Year Ended December 31, 2013	Eleven Months Ended December 31, 2012
	(In thousands)
Change in benefit obligations:
Net benefit obligation at beginning of period	$56,068	$49,241
Service cost	3,659	2,834
Interest cost	2,325	2,029
Actuarial loss (gain)	(11,941)	1,969
Gross benefits and expenses paid	(363)	(5)
Net benefit obligation at end of year	49,748	56,068
Change in plan assets:
Employer contributions	363	5
Gross benefits and expenses paid	(363)	(5)
Fair value of plan assets at end of year	—	—
Unfunded status at end of year	$(49,748)	$(56,068)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(329)	$(87)
Noncurrent liabilities	(49,418)	(55,981)
Accumulated other comprehensive loss	(9,971)	1,969
Net amount recognized	$(59,718)	$(54,099)
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss (gain)	$(9,971)	$1,969
Actuarial gains and losses are amortized over the average future service of the plan’s participants. The following amounts will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 (in millions):

Actuarial gain	$0.5
The components of net periodic postretirement medical benefit cost are as follows:

	Year Ended December 31, 2013	Eleven Months Ended December 31, 2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$3,659	$2,834
Interest cost	2,325	2,029
Total net periodic benefit cost	$5,984	$4,863
These costs are included in the accompanying statement of operations in Cost of sales and Selling and administrative expenses.

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements (Continued)

Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31, 2013	December 31, 2012
Discount rate	5.05%	4.15%
Measurement date	December 31, 2013	December 31, 2012
The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended December 31, 2013	Eleven Months Ended December 31, 2012
Discount rate	4.15%	4.50%
Measurement date	December 31, 2012	January 31, 2012
The following presents information about the assumed health care trend rate:

	December 31, 2013	December 31, 2012
Health care cost trend rate assumed for next year	6.75%	7.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the trend rate reaches the ultimate trend rate	2021	2021
The effect of a one percent change on the health care cost trend rate used to calculate periodic postretirement medical benefit costs and the related benefit obligation are summarized in the table below:

	Postretirement Medical Benefits
	1 % Increase	1 % Decrease
	(In thousands)
Effect on service and interest cost components	$1,745	$(1,254)
Effect on postretirement medical benefit obligation	$10,360	$(7,983)
Cash Flows
The following benefit payments and Medicare D subsidy (which the Company receives as a benefit partially offsetting its prescription drug costs for retirees and their dependents) are expected by the Company:

	Postretirement Medical Benefits	Medicare D Subsidy	Net Postretirement Medical Benefits
	(In thousands)
2014	$329	$(4)	$325
2015	540	(5)	535
2016	765	(8)	757
2017	1,010	(20)	990
2018	1,386	(31)	1,355
Years 2019 - 2023	10,831	(508)	10,323

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements (Continued)

7.	Pension
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

	Year Ended December 31, 2013	Eleven Months Ended December 31, 2012
	(In thousands)
Change in benefit obligation:
Net benefit obligation at the beginning of period	$62,465	$57,307
Service cost	1,451	1,348
Interest cost	2,223	2,107
Actuarial loss	(7,309)	3,844
Benefits paid	(2,914)	(2,141)
Net benefit obligation at end of year	55,916	62,465
Change in plan assets:
Fair value of plan assets at the beginning of period	43,119	41,704
Actual return on plan assets	6,330	3,556
Benefits paid	(2,914)	(2,141)
Fair value of plan assets at end of year	46,535	43,119
Underfunded status at end of year	$(9,381)	$(19,346)
Amounts recognized in the accompanying balance sheet consist of:
Noncurrent liability	$(9,381)	$(19,346)
Accumulated other comprehensive loss (income)	(7,520)	3,034
Net amount recognized at end of year	$(16,901)	$(16,312)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss (gain)	$(7,520)	$3,034
The accumulated benefit obligation for all plans was $55.9 million and $62.5 million at December 31, 2013 and 2012, respectively.
The components of net periodic benefit cost are as follows:

	Year Ended December 31, 2013	Eleven Months Ended December 31, 2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,451	$1,348
Interest cost	2,223	2,107
Expected return on plan assets	(3,085)	(2,746)
Total net periodic pension cost	$589	$709
These costs are included in the accompanying statement of operations in Cost of sales and Selling and administrative expenses.

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements (Continued)

Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31, 2013	December 31, 2012
Discount rate	4.55%	3.65%
Measurement date	December 31, 2013	December 31, 2012
The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.
The following table provides the assumptions used to determine net periodic benefit cost:

	Year Ended December 31, 2013	Eleven Months Ended December 31, 2012
Discount rate	3.65%	4.10%
Expected return on plan assets	7.40%	7.40%
Rate of compensation increase	N/A	N/A
Measurement date	December 31, 2012	January 31, 2012
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
The weighted-average target asset allocation of the Company’s pension trusts were as follows at December 31, 2013:

Target Allocation
Asset category
Cash and equivalents	0% - 10%
Equity securities funds	20% - 60%
Debt securities funds	40% - 80%
Other	0% - 10%

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements (Continued)

The fair value of the Company’s pension plan assets by asset category is as follows:

	December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap	$21,190	$—	$21,190	$—
International blend	7,566	—	7,566	—
Fixed income domestic	10,270	—	10,270	—
Fixed income long-term	5,186	—	5,186	—
Stable Value	2,323	—	2,323	—
	$46,535	$—	$46,535	$—

	December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap	$19,027	$—	$19,027	$—
International blend	7,324	—	7,324	—
Fixed income domestic	14,643	—	14,643	—
Stable Value	2,125	—	2,125	—
	$43,119	$—	$43,119	$—
The Company did not have any Level 1 or Level 3 assets.
The Company’s Level 2 assets include pooled separate accounts, which are valued based on the quoted market prices of the securities underlying the investments.
Contributions
The Company did not make any contributions to its retirement plan during 2013. In 2014, the Company expects to make approximately $1.3 million of pension plan contributions.

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements (Continued)

Cash Flows
The following benefit payments are expected to be paid from its pension plan assets:

Pension Benefits
(In thousands)
2014	$2,997
2015	3,165
2016	3,309
2017	3,506
2018	3,490
Years 2019 - 2023	18,750
The benefits expected to be paid are based on the same assumptions used to measure the Company’s pension benefit obligation at December 31, 2013 and include estimated future employee service.
8. Asset Retirement Obligations
Changes in the Company’s asset retirement obligations were as follows December 31, 2013:

	Year Ended December 31, 2013	Eleven Months Ended December 31, 2012
Asset retirement obligations, beginning of period	$17,768	$19,377
Accretion	1,670	1,670
Liabilities settled	(2,210)	(1,270)
Changes due to amount and timing of reclamation	(54)	(2,009)
Asset retirement obligations, end of year	17,174	17,768
Less current portion	(1,998)	(2,107)
Asset retirement obligations, less current portion	$15,176	$15,661
As permittee, the Company is responsible for the total amount.

9.	Income Taxes
Income tax expense attributable to net income before income taxes consists of (in thousands):

	Year Ended December 31, 2013	Eleven Months Ended December 31, 2012
Current:
Federal	$9,306	$8,916
Deferred:
Federal	(845)	—
Income tax expense	$8,461	$8,916

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements (Continued)

Income tax expense (benefit) attributable to net income before income taxes differed from the amounts computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following (in thousands):

	Year Ended December 31, 2013	Eleven Months Ended December 31, 2012
Computed tax expense at statutory rate	$10,221	$9,782
Increase in income tax expense resulting from:
Tax depletion in excess of book	(848)	—
Domestic production activities deduction	(923)	(875)
Other, net	11	9
Actual income tax expense	$8,461	$8,916
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Accruals for the following:
Pension and postretirement medical benefit obligation	$20,696	$26,395
Asset retirement obligations	6,011	6,922
Accrued vacation	594	649
Other accrued liabilities	409	348
Total gross deferred tax assets	27,710	34,314
Deferred tax liabilities:
Property, plant, and equipment, principally due to differences in depreciation, depletion, and amortization	(33,060)	(32,635)
Total gross deferred tax liabilities	(33,060)	(32,635)
Net deferred tax asset	$(5,350)	$1,679

Deferred tax asset - current	$870	$905
Deferred tax asset (liability) - noncurrent	(6,220)	774
Net deferred tax asset	$(5,350)	$1,679

10.	Commitments and Contingencies

a)	Leases
The gross value of property, plant, equipment under capital leases was $0.7 million as of December 31, 2013, related to the leasing of mining equipment. The accumulated amortization for these items was $0.1 million at December 31, 2013.

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements (Continued)

Future minimum capital and operating lease payments as of December 31, 2013, are as follows:

	Capital Leases	Operating Leases
	(In thousands)
2014	$246	$632
2015	245	3
2016	218	—
2017	—	—
2018	—	—
Thereafter	—	—
Total minimum lease payments	709	$635
Less imputed interest	(58)
Present value of minimum capital lease payments	$651
Rental expense under operating leases during the year ended December 31, 2013 and the eleven months ended December 31, 2012 totaled $1.3 million and $0.6 million, respectively.
The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $7.6 million and $6.6 million, for the year ended December 31, 2013 and the eleven months ended December 31, 2012, respectively.
The company is subject to litigation in the ordinary course of business. No material litigation exists.

11.	Coal Sales and Major Customers
The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows (in thousands):

	Year ended December 31, 2013	Eleven months ended December 31, 2012
Customer A	$112,061	$96,718
Customer B	23,888	19,617
Customer C	22,482	18,253
	$158,431	$134,588
Percentage of total revenue	92%	89%

12.	Related Party Transactions
The Company was allocated audit and tax fees and information technology costs incurred by its Parent. For the year ended December 31, 2013 and the eleven months ended December 31, 2012, these fees were $0.6 million and $0.3 million, respectively, and are included in Selling and administrative expenses.

WESTMORELAND KEMMERER, INC.
(A Wholly Owned Subsidiary of Westmoreland Coal Company)
Notes to Financial Statements (Continued)

13.	Quarterly Financial Data (unaudited)
Summarized quarterly financial data is as follows:

	Three Months Ended
	March 31 (1)	June 30	September 30	December 31
	(In thousands)
2013
Revenues	$41,284	$41,797	$43,764	$45,622
Operating income	5,995	7,264	6,527	8,940
Net income	6,025	7,339	6,615	763
Eleven months ended December 31, 2012:
Revenues	$30,733	$38,177	$44,339	$38,357
Operating income	8,266	5,521	10,915	3,053
Net income (loss)	8,281	5,529	11,036	(5,811)
____________________
(1) for the period ended March 31, 2012, data includes only two months of activity

KEMMERER MINE

Westmoreland Coal Company (the “Company”) completed its acquisition of Chevron Mining Inc.'s (the Seller) Kemmerer surface coal mine on January 31, 2012.

The required audited financial statements of Kemmerer Mine (predecessor to Westmoreland Kemmerer, Inc.) for the month ended January 31, 2012 and the year ended December 31, 2011 are following. In accordance with the letter, dated January 31, 2013, from the staff of the Division of Corporation Finance of the Securities and Exchange Commission to the Company, these financial statements present a Statement of Assets to be Acquired and Liabilities to be Assumed and Statements of Revenues and Direct Operating Expenses and Statements of Cash Flows. The full S-X Rule 3-16 financial statements and other financial information are not available and not presented due to the following reasons:

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

Financial Statements

For the Month Ended January 31, 2012 and the
Year Ended December 31, 2011

Together with Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Westmoreland Coal Company

We have audited the accompanying financial statements of the Kemmerer Mine (the Mine), predecessor to Westmoreland Kemmerer, Inc., which comprise the Statements of Revenues and Direct Operating Expenses and Statements of Cash Flows for the month ended January 31, 2012 and the year ended December 31, 2011, and the related notes to the financial statements.

The accompanying financial statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (for inclusion in Westmoreland Coal Company’s Form 10-K) and are not intended to be a complete financial presentation of the Mine.

Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of the financial statements that are free from material misstatement, whether due to error or fraud.

Auditors’ Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditors consider internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the revenues and direct operating expenses and the cash flows of the Kemmerer Mine, predecessor to Westmoreland Kemmerer, Inc., for the month ended January 31, 2012 and the year ended December 31, 2011, in accordance with accounting principles generally accepted in the United States of America.

/s/ Tanner LLC
Salt Lake City, Utah
March 12, 2013

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Statements of Revenues and Direct Operating Expenses

	For the	For the
	Month Ended	Year Ended
	January 31,	December 31,
	2012	2011

Net Revenues
Product sales	$14,753,000	$144,112,000

Direct Operating Expenses
Cost of sales	12,275,000	127,262,000
Depreciation, depletion, amortization and accretion	1,303,000	15,484,000

Total direct operating expenses	13,578,000	142,746,000

Excess of revenues over direct operating expenses	$1,175,000	$1,366,000

See accompanying notes to financial statements.	182

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Statements of Cash Flows

	For the	For the
	Month Ended	Year Ended
	January 31,	December 31,
	2012	2011

Cash flows from operating activities:
Excess of revenues over direct operating expenses	$1,175,000	$1,366,000
Adjustments to reconcile excess of revenues over direct operating expenses to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,303,000	15,484,000
(Gain) loss on disposal of property and equipment	(14,000)	5,871,000
Decrease (increase) in:
Accounts receivable	1,229,000	(3,104,000)
Inventories	424,000	(1,496,000)
Increase (decrease) in:
Accounts payable	342,000	1,145,000
Accrued liabilities	96,000	(35,000)
Pneumoconiosis benefit obligation	—	127,000
Postretirement benefit obligation	337,000	12,984,000
Pension obligation	(1,375,000)	5,110,000
Asset retirement obligation	—	(12,423,000)

Net cash provided by operating activities	3,517,000	25,029,000

Cash flows from investing activities:
Purchase of property and equipment	(88,000)	(15,883,000)
Proceeds from sale of property and equipment	15,000	5,000

Net cash used in investing activities	(73,000)	(15,878,000)

Cash flows from financing activities:
Change in due to / due from CMI	(3,444,000)	(9,151,000)

Net change in cash	—	—

Cash at beginning of year	—	—

Cash at end of year	$—	$—

See accompanying notes to financial statements.	183

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

3. Property and Equipment	Depreciation and depletion expense on property and equipment was $1,157,000 and $13,757,000 for the month ended January 31, 2012 and the year ended December 31, 2011, respectively.

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
Notes to Financial Statements
Continued

4. Postretirement Benefit Obligation Continued
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

The components of net periodic postretirement medical benefit cost were as follows for the month ended January 31, 2012 and the year ended December 31, 2011.

	2012	2011
Components of net periodic benefit cost:
Service cost	$140,000	$1,676,000
Interest cost	197,000	2,241,000
Amortization of actuarial loss	144,000	819,000
Total net periodic benefit cost	$481,000	$4,736,000

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

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

4. Postretirement Benefit Obligation Continued	The weighted-average assumptions used to determine the net periodic benefit cost were as follows for the month ended January 31, 2012 and the year ended December 31, 2011:

	2012	2011
Discount rate	5.25%	5.25%
Measurement date	January 1, 2012	January 1, 2011

The following presents information about the assumed health care trend rate as of December 31, 2011:

Health care cost trend rate assumed for next fiscal year	6.5% - 8.00%
Average assumed rate to which the cost trend is to decline (ultimate trend rate)	5.00%
Year that the rate reaches the ultimate trend rate	2023

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
$14,803,000

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

5. Asset Retirement Obligation	Changes in the Mine's asset retirement obligation were as follows for the month ended January 31, 2012 and the year ended December 31, 2011:

	2012	2011
Asset retirement obligation at beginning of period	$22,045,000	$32,857,000
Accretion	141,000	1,611,000
Changes due to amount and timing of reclamation	—	(12,423,000)
Asset retirement obligation at end of period	$22,186,000	$22,045,000

6. Pension Obligation
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

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

6. Pension Obligation Continued	The following tables set forth information summarizing the changes in other comprehensive loss for the year ended December 31, 2011:

Total other comprehensive loss at beginning of year	$12,960,000
Adjustment to actuarial return on plan assets	3,415,000
Actuarial loss	5,035,000
Amortization of recognized actuarial losses	(764,000)
Amortization of prior period service costs	(140,000)
Total other comprehensive loss at end of year	$20,506,000

Prior service costs and credits and actuarial gains and losses are amortized over the expected future years of service of the plan's participants using the corridor method. The following amounts were expected to be amortized from accumulated other comprehensive loss into net periodic pension cost for the year ended December 31, 2012:

Prior period cost	$140,000
Net loss	1,468,000
Total	$1,608,000

The components of net periodic benefit cost were as follows for the month ended January 31, 2012 and the year ended December 31, 2011:

	2012	2011
Service cost	$97,000	$1,167,000
Interest cost	193,000	2,417,000
Return on plan assets	(244,000)	(2,925,000)
Amortization of:
Prior service cost	12,000	140,000
Actuarial loss	106,000	764,000
Total benefit cost	$164,000	$1,563,000

These costs are included in the accompanying Statements of Revenues and Direct Operating Expenses.

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

6. Pension Obligation Continued
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

The weighted-average assumptions used to determine the benefit cost were as follows for the month ended January 31, 2012 and the year ended December 31, 2011:

	2012	2011
Discount rate	5.5%	5.5%
Expected long-term rate of return	7.75%	7.75%
Measurement date	December 31, 2011	December 31, 2011

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

6. Pension Obligation Continued
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
$30,336,000

KEMMERER MINE
(Predecessor to Westmoreland Kemmerer, Inc.)
Notes to Financial Statements
Continued

6. Pension ObligationContinued
Cash Flows - Continued
The benefits expected to be paid are based on the same assumptions used to measure the pension benefit obligation as of December 31, 2011 and include estimated future employee service.

7. Pneumoconiosis Benefit Obligation
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

8. Commitments Contingencies, and Concentrations
Litigation
The Mine is involved in legal proceedings from time-to-time arising in the normal course of business.  The legal proceedings associated with the Kemmerer Mine are handled by CMI and any matters that are subject to legal settlements will be paid by CMI.

Concentrations Customers accounting for 10% or more of revenues were as follows for the month ended January 31, 2012 and the year ended December 31, 2011:

	2012	2011
Customer A	57%	67%
Customer B	13%	12%
Customer C	12%	*

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

Leases
The Mine leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to approximately $.4 million and $4.0 million for the month ended January 31, 2012 and the year ended December 31, 2011, respectively.

9. Related Party Transactions	The Mine purchased fuel from its Parent in the amounts of $1,088,000 and $16,263,000, during the month ended January 31, 2012 and the year ended December 31, 2011, respectively.

The Mine purchased lube services from a related party in the amount $865,000 during the year ended December 31, 2011.

The Mine periodically transferred assets to and from other mines. The Mine received assets from another mine in the amounts of $892,000 during the year ended December 31, 2011.

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

3.1	Restated Certificate of Incorporation	S-1	333-117709	3.1	7/28/2004
3.2	Certificate of Correction to the Restated Certificate of Incorporation	8-K	001-11155	3.1	10/21/2004
3.3	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.1	9/7/2007
3.4	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.2	9/7/2007
3.5	Amended and Restated Bylaws	8-K	001-11155	3.1	1/11/2013
4.1	Certificate of Designation of Series A Convertible Exchangeable Preferred Stock	10-K	001-11155	3(a)	3/15/1993
4.2	Common Stock certificate	S-2	33-1950	4(c)	12/4/1985
4.3	Preferred Stock certificate	S-2	33-47872	4.6	5/13/1992
4.4	Indenture, dated as of 2/04/2011, by and between Westmoreland Coal Company, Westmoreland Partners and Wells Fargo Bank, NA, as trustee and note collateral agent	8-K	001-11155	4.1	2/10/2011
4.5	Form of 10.75% Senior Notes due 2018 (included as Exhibit A in Exhibit 4.4)	8-K	001-11155	4.2	2/10/2011
4.6	Pledge and Security Agreement dated as of 2/04/ 2011, by Westmoreland Coal Company and Westmoreland Partners in favor of Wells Fargo Bank, NA, as note collateral agent	8-K	001-11155	4.4	2/10/2011
4.7	Supplemental Indenture, dated as of 1/31/2012, by and among Westmoreland Coal Company, Westmoreland Partners and Wells Fargo Bank, National Association, as trustee and note collateral agent	8-K	001-11155	4.1	1/31/2012
4.8	Form of 10.75% Senior Notes due 2018 (included as Exhibit A in Exhibit 4.9)	8-K	001-11155	4.1	1/31/2012
4.9	Amendment No. 1 to the Pledge and Security Agreement dated 1/26/2012	8-K	001-11155	4.4	1/31/2012
4.10	Indenture, dated as of 2/07/2014, by and between Escrow Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-11155	4.1	2/12/2014
4.11	Form of Escrow Note (included as Exhibit A within Exhibit 4.12 hereto)	8-K	001-11155	4.2	2/12/2014
4.12	Pledge and Security Agreement, dated as of 2/07/2014, by and between Escrow Corporation and Wells Fargo Bank, National Association	8-K	001-11155	4.3	2/12/2014
4.13	Second Supplemental Indenture, dated as of 2/03/2014, by and among Westmoreland, Westmoreland Partners and Wells Fargo Bank, National Association, as trustee	8-K	001-11155	4.4	2/12/2014
10.1*	Amended and Restated 2007 Equity Incentive Plan for Employees and Non-Employee Directors	10-K	001-11155	10.0	3/13/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.2*	Form of ISO Agreement	10-Q	001-11155	10.1	5/9/2008
10.3*	Form of NQSO Agreement for directors	10-Q	001-11155	10.2	5/9/2008
10.4*	Form of NQSO Agreement for persons other than directors	10-Q	001-11155	10.3	5/9/2008
10.5*	Form of Restricted Stock Unit Agreement for 2010, 2011 and 2012 awards	10-Q	001-11155	10.2	8/9/2010
10.6*	Form of Performance-Based Restricted Stock Unit Agreement for 2011 and 2012 awards	10-Q	001-11155	10.1	5/9/2011
10.7*	Form of Restricted Stock Unit Agreement for 2013 Awards	10-K	001-11155	10.8	3/13/2012
10.8*	Form of Performance-Based Restricted Stock Unit Agreement for 2013 Awards	10-K	001-11155	10.9	3/13/2012
10.9*	Form of Cash Time-Based Award for 2013	10-K	001-11155	10.10	3/13/2012
10.10*	Form of Cash Performance-Based Award for 2013	10-K	001-11155	10.11	3/13/2012
10.11*	Form of 2014 Equity Plan Time-Based Awards for Employees					X
10.12*	Form of 2014 Equity Plan Performance-Based Awards for Employees					X
10.13*	Form of 2014 Equity Plan Time-Based Awards for Directors					X
10.14*	Severance Policy	10-Q	001-11155	10.9	8/5/2011
10.15*	Annual Incentive Plan/ Long-Term Incentive Plan Policy	10-K	001-11155	10.13	3/13/2012
10.16*	Executive Transition Agreement effective 4/05/2013	10-Q	001-11155	10.1	11/8/2012
10.17	Amended Coal Mining Lease between Westmoreland Resources, Inc. (WRI) and Crow Tribe dated 11/26/1974, as amended in 1982	10-Q	0-752	10(a)	5/15/1992	X
10.18	Amendment to Amended Coal Mining Lease between the Crow Tribe and WRI dated 12/02/1994	10-K	001-11155	10.2	3/13/2009
10.19	Exploration and Option to Lease Agreement between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.2	5/8/2009
10.20	Crow Tribal Lands Coal Lease between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.5	5/8/2009
10.21	Master Agreement dated 1/04/1999, between WCC and the UMWA	8-K	001-11155	99.2	2/4/1999
10.22	Senior Secured Convertible Note Purchase Agreement dated 3/04/2008 among WCC and Tontine	8-K	001-11155	10.1	3/6/2008
10.23	Amendment to Senior Secured Convertible Note Purchase Agreement dated 1/05/2011	8-K	001-11155	99.1	1/14/2011
10.24	Registration Rights Agreement dated 3/04/2008, among WCC and Tontine	8-K	001-11155	10.2	3/6/2008
10.25	Note Purchase Agreement dated 6/26/2008 among Westmoreland Mining LLC (WML) and institutional investors	8-K	001-11155	10.1	6/26/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.26	Amendment No. 1 to Note Purchase Agreement dated as of June 28, 2012 among WML and institutional investors	8-K	001-11155	10.2	7/3/2012
10.27	Continuing Agreement of Guaranty and Suretyship dated 6/26/2008 from various WML subsidiaries	8-K	001-11155	10.2	6/26/2008
10.28	Security Agreement dated 6/26/2008 among WML and U.S. Bank NA	8-K	001-11155	10.3	6/26/2008
10.29	Pledge Agreement dated 6/26/2008 among WCC, WML and U.S. Bank NA, for the benefit of the noteholders	8-K	001-11155	10.4	6/26/2008
10.30	Amended and Restated Credit Agreement dated 6/26/2008 among WML and PNC Bank, NA	8-K	001-11155	10.5	6/26/2008
10.31	First Amendment to Amended and Restated Credit Agreement dated as of 6/28/2012 among WML and PNC Bank, NA	8-K	001-11155	10.3	7/3/2012
10.32	Second Amendment to Amended and Restated Credit Agreement dated as of 3/21/2013 among WML and PNC Bank, NA	10-Q	001-11155	10.1	5/31/2013
10.33	Amended and Restated Continuing Agreement of Guaranty dated 6/26/2008 from various WML subsidiaries in favor of PNC Bank, NA	8-K	001-11155	10.6	6/26/2008
10.34	Amended and Restated Security Agreement dated 6/26/2008 among WML and U.S. Bank NA	8-K	001-11155	10.7	6/26/2008
10.35	Amended and Restated Pledge Agreement dated 6/26/2008 among WCC, WML and U.S. Bank NA	8-K	001-11155	10.8	6/26/2008
10.36	Purchase and Sale Agreement dated 12/23/2011 for Kemmerer Coal Mine Assets	8-K	001-11155	99.1	1/17/2012
10.37	Amendment to Purchase and Sale Agreement dated 1/25/2012 for Kemmerer Coal Mine Assets	8-K	001-11155	99.1	1/31/2012
10.38	Loan and Security Agreement dated 6/29/2012 among The PrivateBank and Trust Company, WCC and various subsidiaries, as amended on January 10, 2014 and January 22, 2014	8-K	001-11155	10.1	7/3/2012	X
10.39	Tract 1 Lease dated 3/25/2013 between The Crow Tribe of Indians and Westmoreland Resources, Inc.	8-K	001-11155	10.1	3/27/2013
10.40	Consolidated Power Purchase and Operating Agreement dated 12/23/2013 for Roanoke Valley Units 1 and 2 by and between Westmoreland Partners and Virginia Electric and Power Company					X
10.41	Arrangement Agreement among WCC, Sherritt International Corporation, Altius Minerals Corporation and other parties named therein, dated 12/24/2013	8-K	001-11155	99.5	1/23/2014
10.42	Purchase Agreement dated 1/29/2014, among Westmoreland Escrow Corporation, BMO Capital Markets Corp. and Deutsche Bank Securities Inc.	8-K	001-11155	10.1	2/4/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
12.1	Statement Regarding Computation of Ratios					X
21.1	Subsidiaries of WCC					X
23.1	Consent of Ernst & Young LLP					X
23.2	Consent of Tanner LLC					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Dcoument					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is "unaudited" or "unreviewed."