Form 10-Q
period 2014-03-31
WESTMORELAND COAL Co
filed 2014-04-25
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 23, 2014: 15,072,421 shares of common stock, $2.50 par value.

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$61,900	$61,110
Receivables:
Trade	64,715	66,196
Contractual third-party reclamation receivables	8,213	8,487
Other	1,375	5,086
	74,303	79,769
Inventories	35,447	39,972
Restricted investments and bond collateral	16,900	5,998
Other current assets	16,643	18,190
Total current assets	205,193	205,039
Property, plant and equipment:
Land and mineral rights	278,198	278,188
Plant and equipment	673,189	657,696
	951,387	935,884
Less accumulated depreciation, depletion and amortization	461,754	445,848
Net property, plant and equipment	489,633	490,036
Advanced coal royalties	7,263	7,311
Reclamation deposits	75,315	74,921
Restricted investments and bond collateral	523,483	69,235
Contractual third-party reclamation receivables, less current portion	88,036	88,303
Intangible assets, net of accumulated amortization of $14.5 million and $14.1 million at March 31, 2014 and December 31, 2013, respectively	1,099	1,520
Other assets	17,125	10,320
Total Assets	$1,407,147	$946,685
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$48,586	$44,343
Accounts payable and accrued expenses:
Trade	62,598	57,507
Production taxes	46,794	41,905
Workers’ compensation	712	717
Postretirement medical benefits	13,955	13,955
SERP	390	390
Deferred revenue	16,034	14,068
Asset retirement obligations	22,227	23,353
Other current liabilities	24,390	16,790
Total current liabilities	235,686	213,028
Long-term debt, less current installments	751,645	295,494
Workers’ compensation, less current portion	6,680	6,744
Excess of black lung benefit obligation over trust assets	9,376	8,675
Postretirement medical benefits, less current portion	271,275	270,374
Pension and SERP obligations, less current portion	23,524	24,176
Deferred revenue, less current portion	43,299	46,567
Asset retirement obligations, less current portion	259,036	256,511
Intangible liabilities, net of accumulated amortization of $12.7 million and $12.4 million at March 31, 2014 and December 31, 2013, respectively	5,339	5,606
Other liabilities	7,503	7,389
Total liabilities	1,613,363	1,134,564
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; issued and outstanding 121,223 shares at March 31, 2014 and 159,960 at December 31, 2013	121	160
Common stock of $2.50 par value
Authorized 30,000,000 shares; issued and outstanding 14,862,595 shares at March 31, 2014 and 14,592,231 shares at December 31, 2013	37,155	36,479
Other paid-in capital	134,952	134,861
Accumulated other comprehensive loss	(63,369)	(63,595)
Accumulated deficit	(315,075)	(295,784)
Total shareholders’ deficit	(206,216)	(187,879)
Total Liabilities and Shareholders’ Deficit	$1,407,147	$946,685
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Revenues	$180,202	$161,448
Cost, expenses and other:
Cost of sales	138,630	130,421
Depreciation, depletion and amortization	16,059	14,426
Selling and administrative	13,331	11,887
Heritage health benefit expenses	3,544	3,951
Loss (gain) on sales of assets	38	(234)
Restructuring charges	397	—
Other operating loss (income)	150	(4,737)
	172,149	155,714
Operating income	8,053	5,734
Other income (expense):
Interest expense	(20,798)	(10,160)
Interest income	302	297
Loss on foreign exchange	(6,790)	—
Other income	93	70
	(27,193)	(9,793)
Loss before income taxes	(19,140)	(4,059)
Income tax expense (benefit)	(110)	28
Net loss	(19,030)	(4,087)
Less net loss attributable to noncontrolling interest	—	(1,702)
Net loss attributable to the Parent company	(19,030)	(2,385)
Less preferred stock dividend requirements	261	340
Net loss applicable to common shareholders	$(19,291)	$(2,725)
Net loss per share applicable to common shareholders:
Basic and diluted	$(1.30)	$(0.19)
Weighted average number of common shares outstanding
Basic and diluted	14,787	14,282
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net loss	$(19,030)	$(4,087)
Other comprehensive income (loss):
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	359	741
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	5	1,001
Tax effect of other comprehensive income gains	(138)	—
Other comprehensive income	226	1,742
Comprehensive loss attributable to the Parent company	$(18,804)	$(2,345)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Deficit
Three Months Ended March 31, 2014
(Unaudited)

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2013	159,960	$160	14,592,231	$36,479	$134,861	$(63,595)	$(295,784)	$(187,879)
Preferred dividends declared	—	—	—	—	—	—	(261)	(261)
Common stock issued as compensation	—	—	—	—	728	—	—	728
SARs exercised	—	—	5,723	14	(14)	—	—	—
Conversion of convertible notes and securities	(38,737)	(39)	264,641	662	(623)	—	—	—
Net loss	—	—	—	—	—	—	(19,030)	(19,030)
Other comprehensive income	—	—	—	—	—	226	—	226
Balance at March 31, 2014	121,223	$121	14,862,595	$37,155	$134,952	$(63,369)	$(315,075)	$(206,216)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(19,030)	$(4,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	16,059	14,426
Accretion of asset retirement obligation and receivable	3,479	3,180
Non-cash tax benefits	(138)	—
Amortization of intangible assets and liabilities, net	153	164
Share-based compensation	728	2,386
Loss (gain) on sales of assets	38	(234)
Amortization of deferred financing costs	271	933
Loss on sales of investment securities	—	7
Loss on foreign exchange	6,790	—
Changes in operating assets and liabilities:
Receivables, net	5,202	120
Inventories	4,525	(2,687)
Excess of black lung benefit obligation over trust assets	701	83
Accounts payable and accrued expenses	10,959	3,245
Deferred revenue	(1,302)	160
Income tax payable	28	27
Accrual for workers’ compensation	(69)	(191)
Asset retirement obligations	(1,352)	(3,207)
Accrual for postretirement medical benefits	906	1,985
Pension and SERP obligations	(293)	742
Other assets and liabilities	1,993	4,164
Net cash provided by operating activities	29,648	21,216
Cash flows from investing activities:
Additions to property, plant and equipment	(3,050)	(5,301)
Change in restricted investments and bond collateral and reclamation deposits	(465,544)	(6,435)
Net proceeds from sales of assets	—	441
Proceeds from the sale of restricted investments	—	5,619
Receivable from customer for property and equipment purchases	(10)	(49)
Other	(60)	—
Net cash used in investing activities	(468,664)	(5,725)
Cash flows from financing activities:
Change in book overdrafts	(315)	820
Borrowings from long-term debt, net of debt premium	454,219	—
Repayments of long-term debt	(6,239)	(6,573)
Borrowings on revolving lines of credit	—	6,000
Repayments on revolving lines of credit	—	(6,000)
Debt issuance costs and other refinancing costs	(7,598)	(156)
Preferred dividends paid	(261)	(340)
Net cash provided by (used in) financing activities	439,806	(6,249)
Net increase in cash and cash equivalents	790	9,242
Cash and cash equivalents, beginning of period	61,110	31,610
Cash and cash equivalents, end of period	$61,900	$40,852
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION
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
The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014.
These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, or the 2013 Form 10-K. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in its 2013 Form 10-K. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading or inconsistent.
Sherritt Acquisition
On December 24, 2013, the Company entered into an agreement to acquire the coal operations of Sherritt International Corporation, or Sherritt, which consist of its Prairie and Mountain coal mining operations, collectively referred to as the Sherritt Acquisition. These operations include seven producing thermal coal mines in the Canadian provinces of Alberta and Saskatchewan, a 50% interest in an activated carbon plant and a Char production facility. The preliminary purchase price of $435 million will be made up of $293 million of cash consideration and the assumption of an estimated $142 million of capital lease liabilities, subject to certain adjustments provided for in the agreement, relating to, among other things, working capital, indebtedness, pension plan funding and coal inventory. Acquisition and financing costs of $18.1 million have been expensed for the three months ended March 31, 2014; which includes $6.8 million of loss on foreign exchange as described in Note 8, $6.1 million of interest expense on the New Notes as described in Note 4, $4.9 million included in Interest expense related to a bridge facility commitment fee, and $0.3 million of other expenses included in Selling and administrative costs. The Company expects this acquisition to be completed during the second quarter of 2014.
Debt Obligations
The Company is subject to three major debt arrangements: (1) $81.0 million in aggregate principal amount of senior secured notes at WML that are collateralized by all assets of WML, Westmoreland Savage Corporation, or WSC, Western Energy Company, or WECO, and Dakota Westmoreland Corporation, or DWC; and (2) $251.5 million in aggregate principal amount of senior secured notes at the Parent level that are collateralized by the assets of the Parent, WRI, Kemmerer and ROVA; and (3) $425.0 million in aggregate principal amount of 10.75% senior secured notes, referred to as the New Notes, which are also collateralized by the assets of the Parent, WRI, Kemmerer and ROVA. The proceeds from the New Notes will be used primarily to pay the purchase price and related expenses for the Sherritt Acquisition, to prepay the outstanding senior secured notes issued of WML debt, and for working capital. The proceeds are being held in escrow pending the completion of the Sherritt Acquisition. See Note 4 for additional details.
Business Interruption Insurance
The Company received business interruption insurance proceeds for the three months ended March 31, 2014 due to an explosion and subsequent fire at a customer’s facility that occurred in November 2011. Operations at that facility resumed during October 2013. The Company recognizes income as business interruption losses are incurred and reimbursement is virtually assured. The Company reports this income in Other operating income and recognized nil and $4.8 million of income for the three months ended March 31, 2014 and 2013, respectively. The Company received $4.6 million of cash proceeds for

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

the three months ended March 31, 2014 related to income recorded in 2013. Insurance proceeds are included in Net cash provided by operating activities. As of March 31, 2014, the Company has collected all cash proceeds related to income recognized.
Derivatives
The Company utilized foreign exchange derivatives to manage exposure to fluctuations in the exchange rates of the Canadian dollar regarding the Sherritt acquisition. The Company does not utilize derivative financial instruments for trading purposes or for speculative purposes. The Company's derivative instruments are recorded on the Consolidated Balance Sheets in Other current assets and Other current liabilities at fair value with changes in fair value recognized in the statement of operations at the end of each period in Loss on foreign exchange.
Income Taxes
The difference between the statutory income tax rate and the effective income tax rate is due to a change in the valuation allowance recorded against the net deferred tax assets.
Restructuring Charges
In 2013, the Company entered into an agreement with Dominion Virginia Power, a subsidiary of Dominion, to restructure the remaining five years of the ROVA I and ROVA II contracts. During the first quarter of 2014, the Company recorded a restructuring charge of $0.4 million for additional contractual obligations. The Company expects that the $5.1 million of accruals will be paid out in the second quarter of 2014.
The table below represents the restructuring provision activity during the three months ended March 31, 2014 (in millions):

Beginning Balance	Restructuring Charges	Restructuring Payments	Ending Balance
$5.1	$0.4	$0.4	$5.1
Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2014.

2.	INVENTORIES
Inventories consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Coal stockpiles	$1,189	$543
Coal fuel inventories	1,844	6,161
Materials and supplies	33,189	34,233
Reserve for obsolete inventory	(775)	(965)
Total	$35,447	$39,972

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

3.	RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Coal Segment:
WML debt reserve account	$13,068	$13,067
Reclamation bond collateral:
Kemmerer Mine	24,944	24,966
Absaloka Mine	11,670	11,653
Rosebud Mine	3,145	3,145
Beulah Mine	1,270	1,270
Power Segment:
Letter of credit account	—	5,998
Corporate Segment:
Proceeds from the New Notes held in escrow	454,219	—
Other requirements for Sherritt Acquisition held in escrow	16,900	—
Postretirement medical benefit bonds	8,481	8,467
Workers’ compensation bonds	6,686	6,667
Total restricted investments and bond collateral	540,383	75,233
Less current portion	(16,900)	(5,998)
Total restricted investments and bond collateral, less current portion	$523,483	$69,235

For all of its restricted investments and bond collateral accounts, the Company can select from limited fixed-income investment options for the funds and receive the investment returns on these investments. Funds in the restricted investments and bond collateral accounts are not available to meet the Company’s general cash needs. Net proceeds from the New Notes (see Note 4) are held in escrow pending the completion of the Sherritt Acquisition and are held entirely in cash. Other requirements for the Sherritt Acquisition include cash required to be deposited in a restricted account for interest accrued as of March 31, 2014 for the New Notes and other fees expected to be paid in connection with the Sherritt Acquisition.

These accounts include held-to-maturity securities. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts calculated on the effective interest method. Interest income is recognized when earned.

The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at March 31, 2014 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$503,391	$503,391
Time deposits	2,444	2,444
Held-to-maturity securities	34,548	34,707
	$540,383	$540,542

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Held-to-Maturity Restricted Investments and Bond Collateral

The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at March 31, 2014 is as follows (in thousands):

Amortized cost	$34,548
Gross unrealized holding gains	440
Gross unrealized holding losses	(281)
Fair value	$34,707
Maturities of held-to-maturity securities are as follows at March 31, 2014:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$1,193	$1,217
Due in five years or less	19,539	19,752
Due after five years to ten years	6,718	6,717
Due in more than ten years	7,098	7,021
	$34,548	$34,707

The Company does not intend to sell its held-to-maturity securities and it is not more likely than not that the Company will be required to sell the securities before recovery of amortized cost bases, which may be at maturity.

As of February 2014, the Company is no longer required to fund a letter of credit account for its power operations.

4.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	March 31, 2014	December 31, 2013
	(In thousands)
10.75% Senior Notes due 2018	$251,500	$251,500
New Notes - 10.75% senior notes due 2018	425,000	—
8.02% WML term debt due 2018	81,000	85,500
Capital lease obligations	21,465	10,153
Other	1,093	1,209
Debt premium (discount), net	20,173	(8,525)
Total debt outstanding	800,231	339,837
Less current installments	(48,586)	(44,343)
Total debt outstanding, less current installments	$751,645	$295,494

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The following table presents aggregate contractual debt maturities of all long-term debt:

As of March 31, 2014
(In thousands)
2014	$19,569
2015	24,710
2016	24,055
2017	24,664
2018	684,556
Thereafter	2,504
Total	780,058
Plus: debt premium (discount), net	20,173
Total debt	$800,231

On February 7, 2014, the Company closed on a private offering of $425.0 million in aggregate principal amount of 10.75% senior notes due 2018 at a price of 106.875% plus accrued interest from February 1, 2014, referred to as the New Notes. Total proceeds of the offering was $454.2 million, which included $29.2 million of debt premium. The net proceeds of the offering of the New Notes will be used to finance the approximately $293 million cash portion of the purchase price of the Sherritt Acquisition, an estimated $58 million to satisfy the cash bonding obligations for the Sherritt mines and cash transaction costs associated with the acquisition and offering of the New Notes of approximately $26 million. The remaining balance of the proceeds will be used to fund the prepayment of the WML Notes and for other general corporate purposes. The proceeds of the offering are being held in escrow pending the completion of the acquisition. The Company will pay interest on the New Notes semi-annually on February 1st and August 1st of each year beginning on August 1, 2014. The Company capitalized debt issuance costs of $7.6 million during the three months ended March 31, 2014.

Promptly following the completion of the Sherritt Acquisition, the Company will exchange the New Notes for $425 million aggregate principal amount of add-on 10.75% senior secured notes due 2018 (the “Add-On Notes”) and the Company will become party to a registration rights agreement, pursuant to which the Company will agree to register with the Securities and Exchange Commission the exchange of Add-On Notes for registered notes with the same terms as the existing 10.75% Senior Notes due 2018.

If the Sherritt Acquisition is not completed on or prior to June 30, 2014, then the New Notes will be subject to a mandatory redemption at a redemption price equal to 101% of the offering price of the New Notes, plus accrued and unpaid interest through the mandatory redemption date.

During the three months ended March 31, 2014, we entered into $12.9 million of new capital leases at our Kemmerer Mine.

Additional information regarding the Company's debt is outlined in Note 5 to the Consolidated Financial Statements in the Company's 2013 Annual Report on Form 10-K.

5.	POSTRETIREMENT MEDICAL BENEFITS AND PENSION
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$822	$1,109
Interest cost	3,203	3,035
Amortization of deferred items	5	1,001
Total net periodic benefit cost	$4,030	$5,145
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Former mining operations	$2,403	$3,119
Current operations	1,627	2,026
Total net periodic benefit cost	$4,030	$5,145

The costs for the former mining operations are included in Heritage health benefit expenses and costs for current operations are included in Cost of sales and Selling and administrative expenses.
Pension

The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements.

The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$500	$534
Interest cost	1,747	1,625
Expected return on plan assets	(2,154)	(2,060)
Amortization of deferred items	359	741
Total net periodic pension cost	$452	$840
These costs are included in Cost of sales and Selling and administrative expenses.

The Company contributed $0.6 million of cash contributions to its pension plans in the three months ended March 31, 2014 and expects to make $3.7 million of pension plan contributions during the remainder of 2014.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

6.	HERITAGE HEALTH BENEFIT EXPENSES
The caption Heritage health benefit expenses used in the consolidated statements of operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Health care benefits	$2,276	$3,176
Combined benefit fund payments	512	576
Workers’ compensation benefits	136	116
Black lung benefits	620	83
Total	$3,544	$3,951

7.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE, AND RECLAMATION DEPOSITS
The asset retirement obligation, contractual third-party reclamation receivable, and reclamation deposits for each of the Company’s mines and ROVA at March 31, 2014 are summarized below:

	Asset Retirement Obligation	Contractual Third-Party Reclamation Receivable	Reclamation Deposits
	(In thousands)
Rosebud	$127,989	$21,656	$75,315
Jewett	74,247	74,247	—
Absaloka	37,286	346	—
Beulah	17,764	—	—
Kemmerer	17,569	—	—
Savage	5,499	—	—
ROVA	909	—	—
Total	$281,263	$96,249	$75,315
Asset Retirement Obligations
Changes in the Company’s asset retirement obligations were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$279,864	$263,847
Accretion	5,836	5,481
Liabilities settled	(4,437)	(5,839)
Asset retirement obligations, end of period	281,263	263,489
Less current portion	(22,227)	(23,154)
Asset retirement obligations, less current portion	$259,036	$240,335

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Contractual Third-Party Reclamation Receivables
At March 31, 2014, the Company has recognized as an asset of $96.2 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for future reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.
Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at March 31, 2014 are as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$49,627	$49,627	Level 1
Held-to-maturity securities	25,688	26,401	Level 2
	$75,315	$76,028
Held-to-Maturity Reclamation Deposits
The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at March 31, 2014 are as follows (in thousands):

Amortized cost	$25,688
Gross unrealized holding gains	826
Gross unrealized holding losses	(113)
Fair value	$26,401

Maturities of held-to-maturity securities are as follows at March 31, 2014:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$479	$468
Due in five years or less	17,562	17,880
Due after five years to ten years	4,869	5,023
Due in more than ten years	2,778	3,030
	$25,688	$26,401

The Company does not intend to sell its held-to-maturity securities and it is not more likely than not that the Company will be required to sell the securities before recovery of amortized cost bases, which may be at maturity.

8.	DERIVATIVE INSTRUMENTS
Derivative Assets and Liabilities
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
In the first quarter of 2014, the Company entered into two foreign currency exchange forward contracts to purchase Canadian Dollars in order to hedge a portion of its exposure to fluctuating rates of exchange on anticipated Canadian Dollar-denominated Sherritt Acquisition cash flows. As of March 31, 2014, the Company had two individual foreign currency exchange forward contracts with external counterparties for a total notional amount of $348.3 million, which both have settlement dates of April 30, 2014.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying Consolidated Balance Sheets was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	March 31, 2014
Canadian dollar foreign exchange forward contracts	Other current assets	$246
Canadian dollar foreign exchange forward contracts	Other current liabilities	(7,036)
The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations was as follows (in thousands):

Derivative Instruments	Statement of Operations Location	Three Months Ended March 31, 2014
Canadian dollar foreign exchange forward contracts	Loss on foreign exchange	$(6,790)

9.	FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Notes 3, 7 and 8 for additional disclosures related to fair value measurements.
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
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates as of March 31, 2014 (Level 3). The estimated fair values of the Company’s debt with fixed interest rates are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2013	$328,473	$364,329
March 31, 2014	$777,670	$823,603
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments is disclosed in Note 1 and Note 8 to the consolidated financial statements.
The Company’s non-recurring fair value measurements include asset retirement obligations (refer to Note 7).
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

10.	SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Preferred Stock

The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. The Company paid $0.3 million of preferred stock dividends for the three months ended March 31, 2014. During the three months ended March 31, 2014, approximately 38,737 shares of preferred stock were converted into 264,641 shares of common stock. Subsequent to March 31, 2014 and through April 23, 2014, approximately 7,830 shares of preferred stock were converted into 53,486 shares of common stock.

Changes in Accumulated Other Comprehensive Income

The following table reflects the changes in accumulated other comprehensive loss by component:

	Pension	Postretirement medical benefits	Tax effect of other comprehensive income gains	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2013	$(12,255)	$(20,292)	$(31,048)	$(63,595)
Other comprehensive income (loss) before reclassifications	—	—	(138)	(138)
Amounts reclassified from accumulated other comprehensive income (loss)	359	5	—	364
Balance at March 31, 2014	$(11,896)	$(20,287)	$(31,186)	$(63,369)
The following table reflects the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2014 are as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss[1]	Affected line item in the statement where net income (loss) is presented
	Three Months Ended March 31, 2014
Amortization of defined benefit pension items
Actuarial losses	$359	[2]
Amortization of postretirement medical items
Prior service costs	$(159)	[3]
Actuarial losses	164	[3]
	$5	Total
____________________

(1)	Amounts in parentheses indicate debits to income/loss.

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 5 - Pension for additional details)

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic postretirement medical cost. (See Note 5 - Postretirement Medical Benefits for additional details)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

11.   SHARE-BASED COMPENSATION

The Company grants employees and non-employee directors restricted stock units from the Amended and Restated 2007 Equity Incentive Stock Plan.

The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$728	$1,663
Contributions of stock to the Company's 401(k) plan	—	723
Total share-based compensation expense	$728	$2,386

Restricted Stock Units

A summary of restricted stock award activity for the three months ended March 31, 2014 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2013	588,727	$9.37
Granted	—	—
Vested	—	—
Non-vested at March 31, 2014	588,727	$9.37	$1,618	(1)
____________________

(1)	Expected to be recognized over the next three years.
Stock Options
A summary of stock option activity for the three months ended March 31, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2013	145,806	$21.97
Exercised	—	$—
Expired	—	$—
Outstanding and exercisable at March 31, 2014	145,806	$21.97	4.0	$1,139	$—
There were no stock options granted during the three months ended March 31, 2014.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

SARs
A summary of SARs activity for the three months ended March 31, 2014 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2013	70,734	$22.60
Exercised	(25,667)	$—
Expired	—	$—
Outstanding and exercisable at March 31, 2014	45,067	$23.95	1.9	$352	$—

There were no SARs granted during the three months ended March 31, 2014.

12.   EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, and restricted stock units. No such items were included in the computations of diluted loss per share in the three months ended March 31, 2014 and March 31, 2013 because the Company incurred a net loss applicable to common shareholders in these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Convertible securities	828	1,093
Restricted stock units, stock options and SARs	779	978
Total shares excluded from diluted shares calculation	1,607	2,071

13.   BUSINESS SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization, reporting of revenue, and operating income.
The Company’s operations are classified into four reporting segments: coal, power, heritage and corporate.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Summarized financial information by segment is as follows:

	Coal	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended March 31, 2014
Revenues	$158,190	$22,012	$—	$—	$180,202
Restructuring charges	—	397	—	—	397
Depreciation, depletion, and amortization	13,459	2,524	—	76	16,059
Operating income (loss)	13,447	1,744	(3,830)	(3,308)	8,053
Total assets	697,916	167,998	15,622	525,611	1,407,147
Capital expenditures	3,053	35	—	(38)	3,050
Three Months Ended March 31, 2013
Revenues	$142,112	$19,336	$—	$—	$161,448
Depreciation, depletion, and amortization	11,801	2,531	—	94	14,426
Operating income (loss)	13,472	(1,003)	(4,175)	(2,560)	5,734
Total assets	711,128	186,309	15,877	29,701	943,015
Capital expenditures	5,010	134	—	157	5,301

A reconciliation of segment income (loss) from operations to loss before income taxes follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Income from operations	$8,053	$5,734
Interest expense	(20,798)	(10,160)
Interest income	302	297
Loss on foreign exchange	(6,790)	—
Other income	93	70
Loss before income taxes	$(19,140)	$(4,059)

14.   CONTINGENCIES

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
March 31, 2014
(In thousands)

Assets	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$28,759	$4,043	$8,794	$20,304	$—	$61,900
Receivables:
Trade	—	12,456	22,857	29,402	—	64,715
Contractual third-party reclamation receivables	—	—	44	8,169	—	8,213
Intercompany receivable/payable	(2,263)	—	3,499	(33,946)	32,710	—
Other	273	208	244	681	(31)	1,375
	(1,990)	12,664	26,644	4,306	32,679	74,303
Inventories	—	1,845	15,133	18,469	—	35,447
Restricted investments and bond collateral	16,900	—	—	—	—	16,900
Other current assets	7,044	425	3,168	6,005	1	16,643
Total current assets	50,713	18,977	53,739	49,084	32,680	205,193
Property, plant and equipment:
Land and mineral rights	—	1,395	104,640	172,163	—	278,198
Plant and equipment	3,966	220,932	245,368	202,923	—	673,189
	3,966	222,327	350,008	375,086	—	951,387
Less accumulated depreciation, depletion and amortization	2,781	74,177	138,718	246,079	(1)	461,754
Net property, plant and equipment	1,185	148,150	211,290	129,007	1	489,633
Advanced coal royalties	—	—	3,000	4,263	—	7,263
Reclamation deposits	—	—	—	75,315	—	75,315
Restricted investments and bond collateral	469,385	—	36,615	17,483	—	523,483
Contractual third-party reclamation receivables	—	—	302	87,734	—	88,036
Intangible assets	—	871	—	228	—	1,099
Investment in subsidiaries	237,926	—	—	3,770	(241,696)	—
Other assets	15,563	—	569	4,493	(3,500)	17,125
Total assets	$774,772	$167,998	$305,515	$371,377	$(212,515)	$1,407,147

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
March 31, 2014
(In thousands)

Liabilities and Shareholders’ Deficit	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current liabilities
Current installments of long-term debt	$22,785	$—	$4,596	$21,205	$—	$48,586
Accounts payable and accrued expenses:
Trade	9,000	6,331	14,710	32,557	—	62,598
Production taxes	—	405	22,442	23,947	—	46,794
Workers’ compensation	712	—	—	—	—	712
Postretirement medical benefits	12,042	—	329	1,583	1	13,955
SERP	390	—	—	—	—	390
Deferred revenue	—	9,581	4,813	1,640	—	16,034
Asset retirement obligations	—	—	3,554	18,673	—	22,227
Other current liabilities	19,196	5,053	—	172	(31)	24,390
Total current liabilities	64,125	21,370	50,444	99,777	(30)	235,686
Long-term debt, less current installments	677,385	—	12,912	64,848	(3,500)	751,645
Workers’ compensation, less current portion	6,680	—	—	—	—	6,680
Excess of black lung benefit obligation over trust assets	9,376	—	—	—	—	9,376
Postretirement medical benefits, less current portion	185,447	—	50,472	35,356	—	271,275
Pension and SERP obligations, less current portion	12,921	98	9,494	1,011	—	23,524
Deferred revenue, less current portion	—	38,325	—	4,974	—	43,299
Asset retirement obligations, less current portion	—	909	51,300	206,827	—	259,036
Intangible liabilities	—	5,339	—	—	—	5,339
Other liabilities	6,440	—	—	1,063	—	7,503
Intercompany receivable/payable	18,613	—	(4,326)	5,633	(19,920)	—
Total liabilities	980,987	66,041	170,296	419,489	(23,450)	1,613,363
Shareholders’ deficit
Preferred stock	121	—	—	—	—	121
Common stock	37,155	5	110	132	(247)	37,155
Other paid-in capital	134,953	52,842	92,896	66,027	(211,766)	134,952
Accumulated other comprehensive loss	(63,369)	(162)	17,372	(13,937)	(3,273)	(63,369)
Accumulated earnings (deficit)	(315,075)	49,272	24,841	(100,334)	26,221	(315,075)
Total equity (deficit)	(206,215)	101,957	135,219	(48,112)	(189,065)	(206,216)
Total liabilities and shareholders’ deficit	$774,772	$167,998	$305,515	$371,377	$(212,515)	$1,407,147

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
December 31, 2013
(In thousands)

Liabilities and Shareholders’ Deficit	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current liabilities
Current installments of long-term debt	$20,392	$—	$2,790	$21,161	$—	$44,343
Accounts payable and accrued expenses:
Trade	4,122	10,119	12,522	30,743	1	57,507
Production taxes	—	3	17,429	24,472	1	41,905
Workers’ compensation	717	—	—	—	—	717
Postretirement medical benefits	12,042	—	329	1,583	1	13,955
SERP	390	—	—	—	—	390
Deferred revenue	—	9,024	3,969	1,075	—	14,068
Asset retirement obligations	—	—	3,104	20,250	(1)	23,353
Other current liabilities	11,302	5,053	317	142	(24)	16,790
Total current liabilities	48,965	24,199	40,460	99,426	(22)	213,028
Long-term debt, less current installments	224,582	—	2,664	70,248	(2,000)	295,494
Workers’ compensation, less current portion	6,744	—	—	—	—	6,744
Excess of black lung benefit obligation over trust assets	8,675	—	—	—	—	8,675
Postretirement medical benefits, less current portion	185,858	—	49,418	35,098	—	270,374
Pension and SERP obligations, less current portion	13,069	99	9,381	1,627	—	24,176
Deferred revenue, less current portion	—	41,297	—	5,271	(1)	46,567
Asset retirement obligations, less current portion	—	892	50,472	205,147	—	256,511
Intangible liabilities	—	5,606	—	—	—	5,606
Other liabilities	5,939	—	6,220	1,450	(6,220)	7,389
Intercompany receivable/payable	13,866	—	525	6,434	(20,825)	—
Total liabilities	507,698	72,093	159,140	424,701	(29,068)	1,134,564
Shareholders’ deficit
Preferred stock	160	—	—	—	—	160
Common stock	36,479	5	110	132	(247)	36,479
Other paid-in capital	134,861	52,835	94,370	64,401	(211,606)	134,861
Accumulated other comprehensive loss	(63,595)	(164)	17,492	(14,153)	(3,175)	(63,595)
Accumulated earnings (deficit)	(295,784)	55,915	28,389	(87,753)	3,449	(295,784)
Total equity (deficit)	(187,879)	108,591	140,361	(37,373)	(211,579)	(187,879)
Total liabilities and shareholders’ deficit	$319,819	$180,684	$299,501	$387,328	$(240,647)	$946,685

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2014
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$22,012	$64,292	$93,898	$—	$180,202
Costs and expenses:
Cost of sales	—	16,454	50,558	71,618	—	138,630
Depreciation, depletion and amortization	76	2,524	6,269	7,190	—	16,059
Selling and administrative	3,746	894	2,994	5,697	—	13,331
Heritage health benefit expenses	3,326	—	—	218	—	3,544
Loss (gain) on sales of assets	—	—	(1)	39	—	38
Restructuring charges	—	397	—	—	—	397
Other operating income	—	—	150	—	—	150
	7,148	20,269	59,970	84,762	—	172,149
Operating income (loss)	(7,148)	1,743	4,322	9,136	—	8,053
Other income (expense):
Interest expense	(18,673)	(44)	(110)	(1,978)	7	(20,798)
Interest income	123	4	25	157	(7)	302
Loss on foreign exchange	(6,790)	—	—	—	—	(6,790)
Other income	1	—	55	37	—	93
	(25,339)	(40)	(30)	(1,784)	—	(27,193)
Income (loss) before income taxes and income of consolidated subsidiaries	(32,487)	1,703	4,292	7,352	—	(19,140)
Equity in income of subsidiaries	13,319	—	—	—	(13,319)	—
Income (loss) before income taxes	(19,168)	1,703	4,292	7,352	(13,319)	(19,140)
Income tax expense (benefit)	(138)	—	(1,511)	6,626	(5,087)	(110)
Net income (loss)	(19,030)	1,703	5,803	726	(8,232)	(19,030)
Less net loss attributable to noncontrolling interest	—	—	—	—	—	—
Net income (loss) attributable to the Parent company	$(19,030)	$1,703	$5,803	$726	$(8,232)	$(19,030)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2013
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$19,336	$50,687	$100,401	$(8,976)	$161,448
Costs and expenses:
Cost of sales	—	16,954	40,421	82,022	(8,976)	130,421
Depreciation, depletion and amortization	94	2,531	5,189	6,612	—	14,426
Selling and administrative	3,054	855	2,637	5,341	—	11,887
Heritage health benefit expenses	3,689	—	—	262	—	3,951
Gain on sales of assets	—	—	(133)	(101)	—	(234)
Other operating income	—	—	(4,737)	—	—	(4,737)
	6,837	20,340	43,377	94,136	(8,976)	155,714
Operating income (loss)	(6,837)	(1,004)	7,310	6,265	—	5,734
Other income (expense):
Interest expense	(7,584)	(10)	(74)	(2,500)	8	(10,160)
Interest income	30	10	44	221	(8)	297
Other income (loss)	—	—	92	(22)	—	70
	(7,554)	—	62	(2,301)	—	(9,793)
Income (loss) before income taxes and income of consolidated subsidiaries	(14,391)	(1,004)	7,372	3,964	—	(4,059)
Equity in income of subsidiaries	10,304	—	—	—	(10,304)	—
Income (loss) before income taxes	(4,087)	(1,004)	7,372	3,964	(10,304)	(4,059)
Income tax expense (benefit)	—	—	496	2,823	(3,291)	28
Net income (loss)	(4,087)	(1,004)	6,876	1,141	(7,013)	(4,087)
Less net loss attributable to noncontrolling interest	(1,702)	—	—	—	—	(1,702)
Net income (loss) attributable to the Parent company	$(2,385)	$(1,004)	$6,876	$1,141	$(7,013)	$(2,385)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2014
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(19,030)	$1,703	$5,803	$726	$(8,232)	$(19,030)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	359	2	—	128	(130)	359
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	5	—	(119)	88	31	5
Tax effect of other comprehensive income gains	(138)	—	—	—	—	(138)
Other comprehensive income (loss)	226	2	(119)	216	(99)	226
Comprehensive income (loss) attributable to the Parent company	$(18,804)	$1,705	$5,684	$942	$(8,331)	$(18,804)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2013
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(4,087)	$(1,004)	$6,876	$1,141	$(7,013)	$(4,087)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	741	6	—	193	(199)	741
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	1,001	—	—	213	(213)	1,001
Other comprehensive income (loss)	1,742	6	—	406	(412)	1,742
Comprehensive income (loss) attributable to the Parent company	$(2,345)	$(998)	$6,876	$1,547	$(7,425)	$(2,345)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2014
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(19,030)	$1,703	$5,803	$726	$(8,232)	$(19,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	(13,319)	—	—	—	13,319	—
Depreciation, depletion, and amortization	76	2,524	6,269	7,190	—	16,059
Accretion of asset retirement obligation and receivable	—	18	1,278	2,183	—	3,479
Non-cash tax benefits	(138)	—	—	—	—	(138)
Amortization of intangible assets and liabilities, net	—	146	—	7	—	153
Share-based compensation	569	7	37	115	—	728
Loss (gain) on sales of assets	—	—	(1)	39	—	38
Amortization of deferred financing costs	149	—	—	122	—	271
Loss on foreign exchange	6,790	—	—	—	—	6,790
Changes in operating assets and liabilities:
Receivables, net	(178)	480	(2,738)	6,104	1,534	5,202
Inventories	—	4,316	944	(735)	—	4,525
Excess of black lung benefit obligation over trust assets	701	—	—	—	—	701
Accounts payable and accrued expenses	5,670	(3,386)	7,356	1,327	(8)	10,959
Deferred revenue	—	(2,415)	844	269	—	(1,302)
Income tax payable	—	—	—	28	—	28
Accrual for workers’ compensation	(69)	—	—	—	—	(69)
Asset retirement obligations	—	—	(9)	(1,343)	—	(1,352)
Accrual for postretirement medical benefits	(374)	—	935	345	—	906
Pension and SERP obligations	83	1	113	(490)	—	(293)
Other assets and liabilities	(183)	(309)	(1,616)	(2,880)	6,981	1,993
Distributions received from subsidiaries	42,500	—	—	—	(42,500)	—
Net cash provided by (used in) operating activities	23,247	3,085	19,215	13,007	(28,906)	29,648
Cash flows from investing activities:
Additions to property, plant and equipment	38	(35)	(2,609)	(444)	—	(3,050)
Change in restricted investments and bond collateral and reclamation deposits	(471,151)	5,998	4	(395)	—	(465,544)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Receivable from customer for property and equipment purchases	—	—	—	(10)	—	(10)
Other	—	—	—	(60)	—	(60)
Net cash provided by (used in) investing activities	(471,113)	5,963	(2,605)	(909)	—	(468,664)
Cash flows from financing activities:
Change in book overdrafts	—	—	(317)	2	—	(315)
Borrowings from long-term debt	454,219	—	—	—	—	454,219
Repayments of long-term debt	—	—	(875)	(5,364)	—	(6,239)
Debt issuance costs and other refinancing costs	(7,598)	—	—	—	—	(7,598)
Dividends/distributions	(261)	(8,500)	(18,000)	(16,000)	42,500	(261)
Transactions with Parent/affiliates	4,939	154	3,434	5,067	(13,594)	—
Net cash provided by (used in) financing activities	451,299	(8,346)	(15,758)	(16,295)	28,906	439,806
Net increase (decrease) in cash and cash equivalents	3,433	702	852	(4,197)	—	790
Cash and cash equivalents, beginning of period	25,326	3,341	7,942	24,501	—	61,110
Cash and cash equivalents, end of period	$28,759	$4,043	$8,794	$20,304	$—	$61,900

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2013
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(4,087)	$(1,004)	$6,876	$1,141	$(7,013)	$(4,087)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	(10,304)	—	—	—	10,304	—
Depreciation, depletion, and amortization	94	2,531	5,189	6,612	—	14,426
Accretion of asset retirement obligation and receivable	—	16	1,050	2,114	—	3,180
Amortization of intangible assets and liabilities, net	—	156	—	8	—	164
Share-based compensation	682	10	681	1,013	—	2,386
Gain on sales of assets	—	—	(133)	(101)	—	(234)
Amortization of deferred financing costs	771	—	13	149	—	933
Loss on sales of investment securities	—	—	7	—	—	7
Changes in operating assets and liabilities:
Receivables, net	49	2,885	(2,467)	(3,355)	3,008	120
Inventories	—	(2,181)	(753)	247	—	(2,687)
Excess of black lung benefit obligation over trust assets	83	—	—	—	—	83
Accounts payable and accrued expenses	(8,202)	5,960	(10)	6,979	(1,482)	3,245
Deferred revenue	—	(1,927)	1,703	384	—	160
Income tax payable	—	—	(1,679)	1,706	—	27
Accrual for workers’ compensation	(191)	—	—	—	—	(191)
Asset retirement obligations	—	—	(190)	(3,017)	—	(3,207)
Accrual for postretirement medical benefits	(100)	—	1,478	607	—	1,985
Pension and SERP obligations	320	4	177	241	—	742
Other assets and liabilities	(187)	465	(195)	4,081	—	4,164
Distributions received from subsidiaries	19,600	—	—	—	(19,600)	—
Net cash provided by (used in) operating activities	(1,472)	6,915	11,747	18,809	(14,783)	21,216
Cash flows from investing activities:
Additions to property, plant and equipment	(157)	(134)	(4,224)	(786)	—	(5,301)
Change in restricted investments and bond collateral and reclamation deposits	(398)	(3)	(151)	(5,883)	—	(6,435)
Net proceeds from sales of assets	—	—	309	132	—	441
Proceeds from the sale of investments	—	—	120	5,499	—	5,619

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Receivable from customer for property and equipment purchases	—	—	—	(49)	—	(49)
Net cash provided by (used in) investing activities	(555)	(137)	(3,946)	(1,087)	—	(5,725)
Cash flows from financing activities:
Change in book overdrafts	—	—	(7)	827	—	820
Repayments of long-term debt	—	—	(713)	(5,860)	—	(6,573)
Borrowings on revolving lines of credit	—	—	—	6,000	—	6,000
Repayments on revolving lines of credit	—	—	—	(6,000)	—	(6,000)
Debt issuance costs and other refinancing costs	—	—	—	(156)	—	(156)
Dividends/distributions	(340)	(6,500)	(8,000)	(5,100)	19,600	(340)
Transactions with Parent/affiliates	(22,106)	(16)	2,255	4,076	15,791	—
Net cash provided by (used in) financing activities	(22,446)	(6,516)	(6,465)	(6,213)	35,391	(6,249)
Net increase (decrease) in cash and cash equivalents	(24,473)	262	1,336	11,509	20,608	9,242
Cash and cash equivalents, beginning of period	14,836	4,545	5,362	6,867	—	31,610
Cash and cash equivalents, end of period	$(9,637)	$4,807	$6,698	$18,376	$20,608	$40,852

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

•	our efforts to effectively integrate the Sherritt operations with our existing business and our ability to manage our expanded operations following the acquisition;

•	our ability to realize growth opportunities and cost synergies as a result of the Sherritt Acquisition; and

•	other factors that are described in “Risk Factors” in our 2013 Form 10-K and any subsequent quarterly filing on Form 10-Q.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Overview
Westmoreland Coal Company is an energy company whose operations include six surface coal mines in Montana, Wyoming, North Dakota and Texas, and two coal-fired power-generating units in North Carolina. We sold 24.9 million tons of coal in 2013 and 6.8 million tons through March 31, 2014. Our two principal operating segments are our coal and power segments. Our two non-operating segments are our heritage and corporate segments. Our heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our corporate segment consists primarily of corporate administrative expenses.
We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing heritage health benefit costs and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries.
Sherritt Acquisition
As we have previously announced, on December 24, 2013, we entered into an agreement to acquire the coal operations of Sherritt International Corporation, or Sherritt, which consist of its Prairie and Mountain coal mining operations. These operations include seven producing thermal coal mines in the Canadian provinces of Alberta and Saskatchewan, a 50% interest in an activated carbon plant and a Char production facility. The purchase price of $435 million will be made up of $293 million of cash consideration and the assumption of an estimated $142 million of capital lease liabilities, subject to certain adjustments provided for in the agreement, relating to, among other things, working capital, indebtedness, pension plan funding and coal inventory. We expect this acquisition to be completed during the second quarter of 2014.
On February 7, 2014, we closed on a private offering of $425 million in aggregate principal amount of 10.75% Senior Secured Notes due 2018 at a price of 106.875% plus accrued interest from February 1, 2014, referred to as the New Notes. Total proceeds of the offering was $454.2 million, which included $29.2 million of debt premium. The net proceeds of the offering of the New Notes will finance the approximately $293 million cash portion of the purchase price, an estimated $58 million to satisfy the cash bonding obligations for the Sherritt mines and cash transaction costs associated with the acquisition and offering of New Notes of approximately $26 million. The remaining balance of the proceeds will be used to fund the prepayment of the WML Notes and for other general corporate purposes. The proceeds are being held in escrow pending the completion of the acquisition.
In connection with the acquisition, we intend to amend our existing corporate revolving credit agreement to increase the maximum available borrowing amount to approximately $60 - $70 million (which we may increase to $100 million at our discretion), with a subfacility for letters of credit in an amount of up to $60 million. The acquisition is not contingent on our increasing such available borrowing capacity and it is possible that such increase will not be implemented until after the consummation of the acquisition.
Results of Operations
Items that Affect Comparability of Our Results
For 2014, our results included items that affect comparability of our results. The expense components of these items were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Loss on foreign exchange	$(6,790)	$—
Interest expense on New Notes	(6,144)	—
Sherritt Acquisition bridge facility commitment fee	(4,875)	—
Restructuring charges	(397)	—
Impact (pre-tax)	$(18,206)	$—
Items recorded in 2014

•
We recorded $6.8 million of Loss on foreign exchange. In the first quarter of 2014, we entered into two foreign currency exchange forward contracts to purchase Canadian Dollars in order to hedge a portion of our exposure to fluctuating rates of exchange on anticipated Canadian Dollar-denominated Sherritt Acquisition cash flows.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

•	We recorded $6.1 million of incremental interest expense related to the New Notes and is included in Interest expense.

•
We recorded $4.9 million of interest expense related to the Sherritt Acquisition bridge facility. Upon closing of the $425 million private offering, our bridge facility commitment expired unexercised and as a result; the related commitment fee of $4.9 million was expensed and is included in Interest expense.

•	We recorded $0.4 million of restructuring charges related to the ROVA restructuring and is included in Restructuring charges.
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Summary
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2014	2013	$	%
	(In millions)
Revenues	$180.2	$161.4	$18.8	11.6%
Net loss applicable to common shareholders	(19.3)	(2.7)	(16.6)	614.8%
Adjusted EBITDA(1)	28.9	25.7	3.2	12.5%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our first quarter 2014 revenues increased primarily due to new customer sales, fewer customer outages, and fewer planned and unplanned outages at ROVA.
Our first quarter 2014 net loss applicable to common shareholders decreased by $1.6 million, excluding $18.2 million of expense during 2014 discussed in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this decrease in net loss were:

Three Months Ended March 31, 2014
(In millions)
Increase in our power segment operating income primarily due to fewer planned and unplanned outages.	$3.1
Decrease in interest expense due to reduced debt levels.	0.4
Decrease in our coal segment primarily due to transportation issues at our Absaloka Mine offset by increased production at our Beulah Mine.	(1.7)
Decrease due to other factors.	(0.2)
Total	$1.6
Coal Segment Operating Results
The following table shows comparative coal revenues, operating income, adjusted EBITDA, sales volume, and percentage changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands, except per ton data)
Revenues	$158,190	$142,112	$16,078	11.3%
Operating income	13,447	13,472	(25)	(0.2)%
Adjusted EBITDA(1)	30,567	29,906	661	2.2%
Tons sold—millions of equivalent tons	6.8	6.1	0.7	11.5%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Our first quarter 2014 coal segment revenues and tons sold increased due to new customer sales at our Absaloka Mine and fewer customer outages affecting our Absaloka and Beulah Mines. Operating income was negatively impacted by rail service issues at our Absaloka Mine.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, adjusted EBITDA, production and percentage changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Revenues	$22,012	$19,336	$2,676	13.8%
Operating income (loss)	1,744	(1,003)	2,747	273.9%
Adjusted EBITDA(1)	4,833	1,709	3,124	182.8%
Megawatts hours	404	340	64	18.8%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our first quarter 2014 power segment revenues, operating income and megawatt hours increased due to fewer planned and unplanned outages at our ROVA power plant.
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Heritage segment operating expenses	$3,830	$4,175	$(345)	(8.3)%
Our first quarter 2014 heritage segment operating expenses were comparable with the first quarter of 2013.
Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Corporate segment operating expenses	$3,308	$2,560	$748	29.2%
Our first quarter 2014 corporate segment operating expenses increased due to higher executive compensation expenses.
Nonoperating Results (including interest expense, interest income, other income, income tax expense (benefit), and net loss attributable to noncontrolling interest)
Our interest expense for the first quarter of 2014 decreased by $0.4 million compared to the first quarter of 2013 primarily due to lower debt levels, excluding $11.0 million of expenses discussed in Items that Affect Comparability of Our Results.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Our interest income, other income and income tax expense (benefit) for the first quarter of 2014 were comparable to the first quarter of 2013.
Our net loss attributable to noncontrolling interest for the first quarter of 2014 was nil compared with $1.7 million for the first quarter of 2013 related to the elimination of the noncontrolling interest effective January 1, 2014.
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

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Reconciliation of Adjusted EBITDA to Net loss
Net loss	$(19,030)	$(4,087)

Income tax expense (benefit)	(110)	28
Other income	(93)	(70)
Interest income	(302)	(297)
Loss on foreign exchange	6,790	—
Interest expense	20,798	10,160
Depreciation, depletion and amortization	16,059	14,426
Accretion of ARO and receivable	3,479	3,180
Amortization of intangible assets and liabilities	153	164
EBITDA	27,744	23,504

Restructuring charges	397	—
(Gain)/loss on sale of assets	38	(234)
Share-based compensation	728	2,386
Adjusted EBITDA	$28,907	$25,656

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Adjusted EBITDA by Segment
Coal	$30,567	$29,906
Power	4,833	1,709
Heritage	(3,830)	(4,175)
Corporate	(2,663)	(1,784)
Total	$28,907	$25,656

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Adjusted EBITDA
Guarantor and Issuer	$10,237	$9,744
Non-Guarantor	18,670	15,912
Total	$28,907	$25,656

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Liquidity and Capital Resources
We had the following liquidity at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In millions)
Cash and cash equivalents	$61.9	$61.1
WML revolving line of credit	23.1	23.1
Corporate revolving line of credit	20.0	20.0
Total	$105.0	$104.2
We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
We are a holding company and conduct our operations through subsidiaries. Our parent holding company has significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the parent company are distributions from our principal operating subsidiaries. The cash at ROVA, Kemmerer, and WRI has no restrictions and is immediately available. The cash at WML is available to us through quarterly distributions. The WML credit agreement requires a debt service account and imposes timing and other restrictions on the ability of WML to distribute funds to us. The cash at our captive insurance entity is also available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is two hundred and fifty thousand dollars.
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
Debt Obligations
10.75% Senior Notes
The 10.75% Senior Notes were outstanding in the principal amount of $251.5 million at March 31, 2014. Interest is due at an annual fixed rate of 10.75% and paid in cash semi-annually, in arrears, on February 1 and August 1 of each year. The 10.75% Senior Notes mature February 1, 2018 and contain provisions that affect our sources of liquidity, such as limitations on our ability to enter into new capital leases and other forms of credit. The notes are fully and unconditionally guaranteed by ROVA, Kemmerer, WRI and their respective subsidiaries (other than Absaloka Coal, LLC) and by certain other subsidiaries.
New Notes - 10.75% Senior Notes
On February 7, 2014, we closed on a private offering of $425.0 million in aggregate principal amount of 10.75% senior secured notes due 2018 at a price of 106.875% plus accrued interest from February 1, 2014, referred to as the New Notes. Total proceeds of the offering was $454.2 million, which included $29.2 million of debt premium. The net proceeds of the offering of the New Notes will be used to finance the approximately $293 million cash portion of the purchase price of the Sherritt Acquisition, an estimated $58 million to satisfy the cash bonding obligations for the Sherritt mines and cash transaction costs associated with the acquisition and the offering of the New Notes of approximately $26 million. The remaining balance of the proceeds will be used to fund the prepayment of the WML Notes and for other general corporate purposes. Immediately prior to such prepayment, we intend to terminate the WML revolving credit facility as well. The proceeds of the offering are being held in escrow pending the completion of the acquisition. We will pay interest on the New Notes semi-annually on February 1st and August 1st of each year beginning on August 1, 2014. We capitalized debt issuance costs of $7.6 million during the three months ended March 31, 2014.
Promptly following the completion of the Sherritt Acquisition, we will exchange the New Notes for $425 million aggregate principal amount of add-on 10.75% senior secured notes due 2018 (the “Add-On Notes”) and we will become party to a registration rights agreement, pursuant to which we will agree to register with the Securities and Exchange Commission the exchange of Add-On Notes for registered notes with the same terms as the existing 10.75% Senior Notes due 2018.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

If the Sherritt Acquisition is not completed on or prior to June 30, 2014, then the New Notes will be subject to a mandatory redemption at a redemption price equal to 101% of the offering price of the New Notes, plus accrued and unpaid interest to the mandatory redemption date.
2012 Revolving Credit Agreement
Our 2012 Revolving Credit Agreement has a borrowing limit of $20.0 million and an expiration date of June 30, 2017. The revolver may support up to $10.0 million of letters of credit, which would reduce the balance available under the revolver. At March 31, 2014, availability on the revolver was $20.0 million with no outstanding balance and no supported letters of credit.
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
The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio and an EBITDA measure. The fixed charge coverage ratio must meet or exceed a specified minimum. The EBITDA covenant requires a minimum amount of EBITDA to be achieved. We met these covenant requirements as of March 31, 2014. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent, WRI, Kemmerer and ROVA.

In connection with the Sherritt Acquisition, we intend to amend our revolving credit agreement to increase the maximum available borrowing amount to approximately $60 - $70 million (which we may increase to $100 million at our discretion), with a subfacility for letters of credit in an amount of up to $60 million.
WML Term Debt and Revolving Credit Agreement
WML had $81.0 million of fixed rate term debt outstanding at March 31, 2014. This term debt matures March 31, 2018, and bears an annual fixed rate of 8.02%, payable quarterly. The principal on the WML notes is scheduled to be paid as follows (in millions):

2014 remaining	$13.5
2015	20.0
2016	20.0
2017	22.0
2018	5.5
WML's revolving line of credit has a borrowing limit of $25.0 million. The interest rate under the revolving line of credit at March 31, 2014 was 3.75% per annum. At March 31, 2014, WML had no outstanding balance under the revolving line of credit and the revolving line of credit supports a letter of credit of $1.9 million, leaving it with $23.1 million of borrowing availability. WML's revolving line of credit is only available to fund the operations of its respective subsidiaries.
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
The debt service coverage ratio covenant requires that at the end of each quarter WML's ratio of EBITDA less unfinanced capital expenditures to debt service (all defined) for the four quarters then ended meets or exceeds a specified minimum. The coverage ratio as of March 31, 2014 was 2.12 and the specified minimum was 1.30. The leverage ratio covenant requires that WML not permit the ratio of total debt at the end of each quarter to EBITDA (both as defined) for the four quarters then ended to be greater than a specified amount. The leverage ratio as of March 31, 2014 was 1.02, which did not exceed the maximum amount of 1.50. WML met all of its covenant requirements as of March 31, 2014.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

WML’s outstanding notes and revolving credit facility are expected to be prepaid and terminated following the consummation of the Sherritt Acquisition.
Capital Leases
During the three months ended March 31, 2014, we entered into $12.9 million of new capital leases at our Kemmerer Mine.
Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by payments of our heritage health and pension obligations as follows:

	Three Months Ended March 31,		2014 Remaining Expected Amounts
	2014	2013
	(In millions)
Postretirement medical benefits	$2.7	$3.1	$11.1
CBF premiums	0.5	0.6	1.5
Workers’ compensation benefits	0.1	0.2	0.5
Total heritage health payments	$3.3	$3.9	$13.1

Pension contributions	$0.6	$—	$3.7
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$29,648	$21,216
Investing activities	(468,664)	(5,725)
Financing activities	439,806	(6,249)
Cash provided by operating activities increased $8.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to new customer sales, fewer customer outages, and fewer planned and unplanned outages at our ROVA power plant.
Cash used in investing activities increased $462.9 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the $425 million private offering related to the Sherritt Acquisition. Capital expenditures were $3.1 million and $5.3 million for the three months ended March 31, 2014 and 2013, respectively.
Cash provided by financing activities increased $446.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the Sherritt Acquisition debt. Debt repayments were $6.2 million and $6.6 million for the three months ended March 31, 2014 and 2013, respectively.
We had a working capital deficit of $30.5 million at March 31, 2014 compared with a working capital deficit of $8.0 million at December 31, 2013 primarily due to recording a derivative liability related to foreign currency hedges that we entered into in anticipation of the Sherritt Acquisition.
Critical Accounting Policies and Estimates
Please refer to the corresponding section in Part II, Item 7 of our 2013 Form 10-K and the footnote disclosures included in Part I, Item I of this report for a discussion of our accounting policies and estimates.
Recent Accounting Pronouncements
See Note 1 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

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
Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Other than the changes below, there have been no material changes in our market risk during the three months ended March 31, 2014. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2013 Form 10-K.

Foreign Currency Exchange Rates

The market risk inherent in our planned cash flows in foreign currencies, in particular the Canadian dollar, represents the potential loss arising from adverse changes in foreign currency exchange rates. To address these risks, we enter into various derivative contracts to the extent described below. All decisions on derivative contracts are authorized and executed pursuant to our policies and procedures, which do not allow the use of financial instruments for trading purposes. We also are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments. Counterparties to these agreements, however, are major international financial institutions, and we believe the risk of loss due to nonperformance is minimal.

A description of our accounting policies for derivative financial instruments is included in Notes 1 and 8 to the consolidated financial statements.

ITEM 4	— CONTROLS AND PROCEDURES.
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2014. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have disclosed under the heading “Risk Factors” in our 2013 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2013 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.

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

ITEM 6	— EXHIBITS.

See Exhibit Index at page 47 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	April 25, 2014	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer and Treasurer (Principal Financial Officer and A Duly Authorized Officer)

Date:	April 25, 2014	/s/ Russell H. Werner
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