Form 10-Q
period 2014-06-30
WESTMORELAND COAL Co
filed 2014-07-31
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 29, 2014: 16,986,656 shares of common stock, $2.50 par value.

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$40,610	$61,110
Receivables:
Trade	129,652	66,196
Loan and lease receivable	11,682	—
Contractual third-party reclamation receivables	7,940	8,487
Other	3,182	5,086
	152,456	79,769
Inventories	153,154	39,972
Deferred income taxes	6,053	5,355
Restricted investments and bond collateral	—	5,998
Other current assets	12,362	12,835
Total current assets	364,635	205,039
Property, plant and equipment:
Land and mineral rights	439,001	278,188
Plant and equipment	832,337	657,696
	1,271,338	935,884
Less accumulated depreciation, depletion and amortization	485,820	445,848
Net property, plant and equipment	785,518	490,036
Loan and lease receivable	85,344	—
Advanced coal royalties	7,134	7,311
Reclamation deposits	75,911	74,921
Restricted investments and bond collateral	104,511	69,235
Contractual third-party reclamation receivables, less current portion	93,956	88,303
Investment in joint venture	33,273	—
Intangible assets, net of accumulated amortization of $14.9 million and $14.1 million at June 30, 2014 and December 31, 2013, respectively	677	1,520
Other assets	32,762	10,320
Total Assets	$1,583,721	$946,685
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$42,401	$44,343
Accounts payable and accrued expenses:
Trade and other accrued liabilities	128,338	57,507
Interest payable	30,750	11,321
Production taxes	42,673	41,905
Workers’ compensation	707	717
Postretirement medical benefits	13,955	13,955
SERP	390	390
Deferred revenue	11,561	14,068
Asset retirement obligations	31,131	23,353
Other current liabilities	11,973	5,469
Total current liabilities	313,879	213,028
Long-term debt, less current installments	790,643	295,494
Workers’ compensation, less current portion	6,629	6,744
Excess of black lung benefit obligation over trust assets	9,841	8,675
Postretirement medical benefits, less current portion	271,773	270,374
Pension and SERP obligations, less current portion	22,222	24,176
Deferred revenue, less current portion	40,676	46,567
Asset retirement obligations, less current portion	358,253	256,511
Intangible liabilities, net of accumulated amortization of $13.0 million and $12.4 million at June 30, 2014 and December 31, 2013, respectively	5,072	5,606
Deferred income taxes	15,514	5,355
Other liabilities	9,864	2,034
Total liabilities	1,844,366	1,134,564
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; issued and outstanding 95,769 shares at June 30, 2014 and 159,960 at December 31, 2013	96	160
Common stock of $2.50 par value
Authorized 30,000,000 shares; issued and outstanding 15,269,637 shares at June 30, 2014 and 14,592,231 shares at December 31, 2013	38,173	36,479
Other paid-in capital	133,140	134,861
Accumulated other comprehensive loss	(53,615)	(63,595)
Accumulated deficit	(378,439)	(295,784)
Total shareholders’ deficit	(260,645)	(187,879)
Total Liabilities and Shareholders’ Deficit	$1,583,721	$946,685
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenues	$287,956	$162,499	$468,159	$323,947
Cost, expenses and other:
Cost of sales	248,389	130,528	387,019	260,949
Depreciation, depletion and amortization	24,479	15,397	40,538	29,823
Selling and administrative	28,709	11,969	42,040	23,855
Heritage health benefit expenses	3,388	3,109	6,932	7,060
Gain on sales of assets	(43)	(74)	(5)	(308)
Restructuring charges	7,543	—	7,941	—
Derivative loss	5,930	—	5,930	—
Income from equity affiliates	(799)	—	(799)	—
Other operating loss (income)	—	(10,405)	151	(15,142)
	317,596	150,524	489,747	306,237
Operating income (loss)	(29,640)	11,975	(21,588)	17,710
Other income (expense):
Interest expense	(21,786)	(10,076)	(42,584)	(20,236)
Loss on extinguishment of debt	(12,635)	(64)	(12,635)	(64)
Interest income	1,582	280	1,884	577
Gain (loss) on foreign exchange	2,649	—	(4,141)	—
Other income	483	130	576	198
	(29,707)	(9,730)	(56,900)	(19,525)
Income (loss) before income taxes	(59,347)	2,245	(78,488)	(1,815)
Income tax expense	3,807	28	3,697	55
Net income (loss)	(63,154)	2,217	(82,185)	(1,870)
Less net income attributable to noncontrolling interest	—	2,499	—	797
Net loss attributable to the Parent company	(63,154)	(282)	(82,185)	(2,667)
Less preferred stock dividend requirements	209	340	470	680
Net loss applicable to common shareholders	$(63,363)	$(622)	$(82,655)	$(3,347)
Net loss per share applicable to common shareholders:
Basic and diluted	$(4.19)	$(0.04)	$(5.52)	$(0.23)
Weighted average number of common shares outstanding
Basic and diluted	15,136	14,495	14,962	14,389
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$(63,154)	$2,217	$(82,185)	$(1,870)
Other comprehensive income (loss):
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	359	1,004	717	1,745
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	5	1,001	10	2,002
Tax effect of other comprehensive income gains	64	—	(224)	—
Change in foreign currency translation adjustment	9,477	—	9,477	—
Unrealized and realized gains and losses on available-for-sale securities	—	(39)	—	(39)
Other comprehensive income	9,905	1,966	9,980	3,708
Comprehensive income (loss) attributable to the Parent company	$(53,249)	$4,183	$(72,205)	$1,838
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Deficit
Six Months Ended June 30, 2014
(Unaudited)

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2013	159,960	$160	14,592,231	$36,479	$134,861	$(63,595)	$(295,784)	$(187,879)
Preferred dividends declared	—	—	—	—	—	—	(470)	(470)
Common stock issued as compensation	—	—	9,773	24	2,421	—	—	2,445
Common stock options exercised	—	—	9,000	23	170	—	—	193
SARs exercised	—	—	8,352	21	(21)	—	—	—
Conversion of convertible notes and securities	(64,191)	(64)	438,526	1,097	(1,033)	—	—	—
Issuance of restricted stock	—	—	211,755	529	(3,258)	—	—	(2,729)
Net loss	—	—	—	—	—	—	(82,185)	(82,185)
Other comprehensive income	—	—	—	—	—	9,980	—	9,980
Balance at June 30, 2014	95,769	$96	15,269,637	$38,173	$133,140	$(53,615)	$(378,439)	$(260,645)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(82,185)	$(1,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	40,538	29,823
Accretion of asset retirement obligation and receivable	9,288	6,338
Non-cash tax benefits	(224)	—
Amortization of intangible assets and liabilities, net	310	326
Share-based compensation	2,445	3,771
Gain on sales of assets	(5)	(308)
Amortization of deferred financing costs	1,209	1,856
Loss on extinguishment of debt	12,635	64
Loss (gain) on sales of investment securities	3	(28)
Loss on derivative	5,930	—
Loss on foreign exchange	4,141	—
Income from equity affiliates	(799)	—
Distributions from equity affiliates	730	—
Changes in operating assets and liabilities:
Receivables, net	(11,270)	3,687
Inventories	22,770	(1,977)
Excess of black lung benefit obligation over trust assets	1,166	(281)
Deferred income tax	3,854	—
Accounts payable and accrued expenses	8,538	1,701
Deferred revenue	(8,424)	(6,214)
Income tax payable	528	(56)
Accrual for workers’ compensation	(125)	(284)
Asset retirement obligations	(3,362)	(5,424)
Accrual for postretirement medical benefits	1,409	4,094
Pension and SERP obligations	(332)	1,517
Other assets and liabilities	1,805	(1,811)
Net cash provided by operating activities	10,573	34,924
Cash flows from investing activities:
Additions to property, plant and equipment	(17,361)	(13,467)
Change in restricted investments and bond collateral and reclamation deposits	(30,517)	(8,714)
Cash payments related to Canadian Acquisition	(322,637)	—
Cash acquired related to Canadian Acquisition, net	8,103	—
Net proceeds from sales of assets	213	577
Proceeds from the sale of restricted investments	246	6,807
Increase in loan and lease receivable	(1,120)	—
Receipts from loan and lease receivable	2,164	—
Receivable from customer for property and equipment purchases	—	(308)
Other	(82)	—
Net cash used in investing activities	(360,991)	(15,105)
Cash flows from financing activities:
Change in book overdrafts	1,605	1,777
Borrowings from long-term debt, net of debt premium	454,219	—
Repayments of long-term debt	(97,538)	(16,070)
Borrowings on revolving lines of credit	10,000	6,000
Repayments on revolving lines of credit	(10,000)	(6,000)
Debt issuance costs and other refinancing costs	(27,053)	(182)

Preferred dividends paid	(470)	(680)
Exercise of stock options	193	—
Net cash provided by (used in) financing activities	330,956	(15,155)
Effect of foreign exchange rates on cash	(1,038)	—
Net increase (decrease) in cash and cash equivalents	(20,500)	4,664
Cash and cash equivalents, beginning of period	61,110	31,610
Cash and cash equivalents, end of period	$40,610	$36,274
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company, or the Company, or Parent, and its subsidiaries and controlled entities. The Company’s current principal activities are conducted within the United States and Canada. U.S. activities include the production and sale of coal from its mines in Montana, Wyoming, North Dakota and Texas, and the ownership of the Roanoke Valley power plants, or ROVA, in North Carolina. Canadian activities include the production and sale of coal from six surface mines in Alberta and Saskatchewan, selling char to the barbecue briquette industry, and a 50% interest in a joint venture which produces activated carbon for the removal of flue gas. The Company’s activities are primarily conducted through wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
U.S. Operations – The Company’s Kemmerer Mine is owned by its subsidiary Westmoreland Kemmerer, Inc., or Kemmerer. The Company’s Absaloka Mine is owned by its subsidiary Westmoreland Resources, Inc., or WRI. The Beulah, Jewett, Rosebud, and Savage Mines are owned through the Company’s subsidiary Westmoreland Mining LLC, or WML.
Canadian Operations – Prairie Mines & Royalty ULC, or PMRU, operates five surface coal mines in Alberta and Saskatchewan. PMRU owns and operates the Paintearth, Sheerness, Genesee, Poplar River and Estevan mines. PMRU directly owns a 50% joint venture interest in the Bienfait Activated Carbon Joint Venture, at the Estevan mine, which produces activated carbon for the removal of mercury from flue gas. PMRU also sells char to the barbecue briquette industry. Coal Valley Resources Inc., or CVRI, operates the Coal Valley Mine which is a surface mine located in West Central Alberta where the majority of coal is exported overseas to Asian utility companies and commodity traders. CVRI operated the Obed Mountain surface mine, which ceased production in 2013 and is currently in reclamation.
The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014.
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
Debt Obligations
The Company is subject to one major debt arrangement of $675.5 million in aggregate principal amount of 10.75% senior secured notes at the Parent level that are collateralized by substantially all of the assets of the Company.
Business Interruption Insurance
The Company received business interruption insurance proceeds for the six months ended June 30, 2014 due to an explosion and subsequent fire at a customer’s facility that occurred in November 2011. Operations at that facility resumed during October 2013. The Company recognizes income as business interruption losses are incurred and reimbursement is virtually assured. The Company reports this income in Other operating income and recognized nil and $11.3 million of income for the six months ended June 30, 2014 and 2013, respectively. The Company received $4.6 million of cash proceeds for the six months ended June 30, 2014 related to income recorded in 2013. Insurance proceeds are included in Net cash provided by operating activities. As of June 30, 2014, the Company has collected all cash proceeds related to income recognized.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Inventories
Inventories, which include materials and supplies as well as raw coal, are stated at the lower of cost or market. Cost is determined using the average cost method. Coal inventory costs include labor, supplies, equipment, depreciation, depletion, amortization, operating overhead and other related costs.
Derivatives
The Company enters into financial derivatives to manage exposure to fluctuations in foreign currency exchange rates and power prices. The Company does not utilize derivative financial instruments for trading purposes or for speculative purposes.
The Company’s derivative instruments are recorded at fair value with changes in fair value recognized in the Consolidated Statements of Operations at the end of each period in Gain (loss) on foreign exchange or Derivative loss.
Equity-Method Investments
The Company's 50% interest in the Bienfait Activated Carbon Joint Venture is accounted for under the equity method of accounting. Investments in unconsolidated affiliates that the Company has the ability to exercise significant influence over, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its proportionate share of the entity’s net income or loss at each reporting period in Income from equity affiliates on the Consolidated Statements of Operations with a corresponding entry to increase or decrease the carrying value of the investment.
Loan and Lease Receivable

The Company periodically makes loans and finance leases at the Genesee mine in accordance with its operating agreement with its only customer for purposes of funding capital expenditures and working capital requirements. Finance lease and loan receivables are measured at the present value of the future lease payments at the inception of the arrangement. Lease payments received are comprised of a repayment of principal and finance income. Finance income is recognized based on the interest rate implicit in the finance lease. PMRU recognizes finance income over periods between 3 and 27 years, which reflect a constant periodic return on its net investment in the finance lease. Initial direct costs are included in the initial measurement of the finance lease receivable and reduce the amount of income recognized over the lease term.
Income Taxes

The Company’s effective tax rate in the six months ended June 30, 2014, was lower than the effective tax rate in the six months ended June 30, 2013, primarily due to the forecasted 2014 decrease in pre-tax loss and the related income tax expense from the Canadian Acquisition.

For the six months ended June 30, 2014, the Company’s effective tax rate differs from the statutory rate primarily due to the U.S. valuation allowance and foreign operations. For the six months ended June 30, 2013, the Company’s effective tax rate differs from the statutory rate primarily due to the U.S. valuation allowance.

The Company has recorded a $5.8 million liability for unrecognized tax benefits at June 30, 2014 with no liability recorded at December 31, 2013. This liability relates to the utilization of prior losses and is currently under review by taxing authorities. It is reasonably possible that the liability for unrecognized tax benefits will significantly change in the next twelve months upon the taxing authorities concluding the review.

Foreign Currency Translation

The functional currency of the Company’s Canadian operations is the Canadian dollar. The Company’s Canadian operations’ assets and liabilities are translated at period end exchange rates, and revenues and costs are translated using average exchange rates for the period. Foreign currency translation adjustments are reported in Other comprehensive income.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the presentation of 2014, with no effect on previously reported net loss, cash flows or shareholders’ deficit. The reclassification affected current assets, current liabilities and noncurrent liabilities on the Consolidated Balance Sheet.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective beginning in fiscal 2017 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

2.    ACQUISITION
On December 24, 2013, the Company entered into an agreement to acquire Sherritt International Corporation’s Prairie and Mountain coal mining operations, collectively referred to as the Canadian Acquisition. On April 28, 2014, Westmoreland Coal Company consummated the Canadian Acquisition. These operations, referred to as the Canadian operations, include six producing thermal coal mines in the Canadian provinces of Alberta and Saskatchewan, a char production facility, and a 50% interest in an activated carbon plant. The Canadian properties include approximately 649 million tons of total proven or probable coal reserves as of December 31, 2013. The purchase consideration included a $282.8 million initial cash payment made on April 28, 2014, a cash payment for a working capital adjustment of $39.8 million made on June 25, 2014, and assumed liabilities of $330.5 million.
In connection with the Canadian Acquisition: (i) proceeds from a private offering of $425.0 million in aggregate principal amount of 10.75% senior secured notes, or the New Notes, were released from escrow and such notes were automatically exchanged for identical notes issued by Westmoreland and Westmoreland Partners, as co-issuers; (ii) Westmoreland increased its revolving line of credit to $60.0 million; and (iii) Westmoreland Mining LLC, or WML; a wholly owned subsidiary of Westmoreland, provided prepayment notices to holders of its 8.02% senior secured notes due 2018, which notes were prepaid at the end of May 2014. Acquisition related costs of $31.6 million have been expensed for the six months ended June 30, 2014; which includes a $13.6 million charge to cost of sales related to the sale of inventory written up to fair value in the acquisition, $6.9 million of expenses included in Selling and administrative costs, $6.2 million of loss on foreign exchange as described in Note 10, and $4.9 million included in Interest expense related to a bridge facility commitment fee.
The Canadian Acquisition has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

A summary of the purchase consideration and a preliminary allocation of the purchase consideration follows (in millions):

Purchase Price:
Cash paid - Initial payment	$282.8
Cash paid - Working capital adjustment	39.8
Total cash consideration	$322.6

Preliminary allocation of purchase price:
Assets:
Cash and cash equivalents	$26.2
Trade receivables	49.9
Inventories - materials and supplies	52.0
Inventories - coal	79.8
Leases and loans receivable	11.2
Deferred tax assets	6.7
Other current assets	3.4
Total current assets	229.2
Land and mineral rights	151.3
Plant and equipment	171.7
Leases and loans receivable	83.8
Contractual third-party reclamation receivables, less current portion	6.8
Other assets	10.3
Total Assets	653.1
Liabilities:
Current installments of long-term debt	(36.3)
Trade payables and other accrued liabilities	(93.7)
Asset retirement obligations	(9.7)
Total current liabilities	(139.7)
Long-term debt, less current installments	(86.3)
Asset retirement obligations, less current portion	(92.4)
Deferred tax liabilities	(12.1)
Total Liabilities	(330.5)
Net fair value	$322.6
The $26.2 million of cash and cash equivalents noted above includes $18.1 million which was used for immediate payment of an assumed liability on the acquisition date, leaving $8.1 million of net cash received upon the acquisition.
The results of operations of the Canadian operations from the acquisition date of April 28, 2014 have been included in the Company's consolidated results of operations for the three and six months ended June 30, 2014. The Canadian operations generated $116.0 million of revenue and $12.7 millionof operating loss since the April 28, 2014 acquisition date.
The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition occurred on January 1, 2013. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on January 1, 2013, or of future results of operations.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Revenues	(In thousands, except per share data)
As reported	$287,956	$162,499	$468,159	$323,947
Pro forma	$320,761	$356,962	$674,378	$672,735

Operating Income
As reported	$(29,640)	$11,975	$(21,588)	$17,710
Pro forma	$(50,032)	$17,081	$(14,433)	$30,105

Net loss applicable to common shareholders
As reported	$(63,363)	$(622)	$(82,655)	$(3,347)
Pro forma	$(89,247)	$(4,167)	$(97,509)	$(9,131)

Net loss per share applicable to common shareholders
As reported	$(4.19)	$(0.04)	$(5.52)	$(0.23)
Pro forma	$(5.90)	$(0.29)	$(6.52)	$(0.63)

3.    INVENTORIES
Inventories consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Coal stockpiles	$61,663	$543
Coal fuel inventories	5,319	6,161
Materials and supplies	86,946	34,233
Reserve for obsolete inventory	(774)	(965)
Total	$153,154	$39,972

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

4.    RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Coal - U.S. Segment:
WML debt reserve account	$—	$13,067
Reclamation bond collateral:
Kemmerer Mine	25,077	24,966
Absaloka Mine	11,696	11,653
Rosebud Mine	3,145	3,145
Beulah Mine	1,270	1,270
Coal - Canada Segment:
PMRU	16,201	—
CVRI	31,867	—
Power Segment:
Letter of credit account	—	5,998
Corporate Segment:
Postretirement medical benefit bonds	8,550	8,467
Workers’ compensation bonds	6,705	6,667
Total restricted investments and bond collateral	104,511	75,233
Less current portion	—	(5,998)
Total restricted investments and bond collateral, less current portion	$104,511	$69,235
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
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at June 30, 2014 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$67,340	$67,340
Time deposits	2,451	2,451
Held-to-maturity securities	34,720	35,259
	$104,511	$105,050
Held-to-Maturity Restricted Investments and Bond Collateral
The amortized cost, gross unrealized holding gains and fair value of held-to-maturity securities at June 30, 2014 is as follows (in thousands):

Amortized cost	$34,720
Gross unrealized holding gains	628
Gross unrealized holding losses	(89)
Fair value	$35,259

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Maturities of held-to-maturity securities are as follows at June 30, 2014:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$1,212	$1,230
Due in five years or less	19,360	19,704
Due after five years to ten years	8,897	9,070
Due in more than ten years	5,251	5,255
	$34,720	$35,259
The Company does not intend to sell its held-to-maturity securities and it is not more likely than not that the Company will be required to sell the securities before recovery of amortized cost bases, which may be at maturity.
As of February 2014, the Company is no longer required to fund a letter of credit account for its power operations.

5.	RESTRUCTURING CHARGES
In 2013, the Company entered into an agreement with Dominion Virginia Power, a subsidiary of Dominion, to restructure the remaining 5 years of the ROVA contract. The Company recorded a restructuring charge for additional contractual obligations of $0.1 million and $0.5 million for the three and six months ended June 30, 2014, respectively. The Company expects that the $5.1 million of accruals will be paid out by the end of 2014.
The table below represents the restructuring provision activity related to the ROVA restructuring affecting our Power segment during the six months ended June 30, 2014 (in millions):

Beginning Balance	Restructuring Charges	Restructuring Payments	Ending Balance
$5.1	$0.5	$0.5	$5.1
During the second quarter of 2014, the Company initiated strategic changes related to the Canadian Acquisition. The restructuring actions are expected to be completed in 2014. The Company recorded a restructuring charge for one-time employee termination benefits of $8.0 million for the three and six months ended June 30, 2014 and expects that accruals will be paid through 2016.
The table below represents the restructuring provision activity related to the Canadian Acquisition affecting our Coal - Canada and Coal - US segments during the six months ended June 30, 2014 (in millions):

Beginning Balance	Restructuring Charges	Restructuring Payments	Ending Balance
$—	$8.0	$0.4	$7.6

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

6.    LINES OF CREDIT AND DEBT
The amounts outstanding under the Company’s debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	June 30, 2014	December 31, 2013
	(In thousands)
10.75% Senior Notes due 2018	$250,485	$251,500
Add-On Notes - 10.75% senior notes due 2018	425,000	—
8.02% WML term debt due 2018	—	85,500
Capital lease obligations	133,240	10,153
Other	5,286	1,209
Debt premium (discount), net	19,033	(8,525)
Total debt outstanding	833,044	339,837
Less current installments	(42,401)	(44,343)
Total debt outstanding, less current installments	$790,643	$295,494
The following table presents aggregate contractual debt maturities of all debt:

As of June 30, 2014
(In thousands)
2014	$22,270
2015	41,290
2016	39,318
2017	25,776
2018	682,852
Thereafter	2,505
Total	814,011
Plus: debt premium (discount), net	19,033
Total debt	$833,044
On February 7, 2014, the Company closed on a private offering of $425.0 million in aggregate principal amount of 10.75% senior notes due 2018 at a price of 106.875% plus accrued interest from February 1, 2014, referred to as the New Notes. Total proceeds of the offering were $454.2 million, which included $29.2 million of debt premium. The net proceeds of the offering of the New Notes were used to finance the $282.8 million initial cash payment for the Canadian Acquisition and cash transaction costs associated with the Canadian Acquisition and offering of the New Notes of approximately $24.0 million. The remaining balance of the proceeds were used to fund the prepayment of the WML Notes and for other general corporate purposes. In connection with the WML prepayment, the WML revolving credit facility was terminated. Upon the prepayment of the WML Notes, WML's assets constitute collateral for the senior notes.
Promptly following the completion of the Canadian Acquisition, the Company exchanged the New Notes for $425 million aggregate principal amount of add-on 10.75% senior secured notes due 2018, referred to as the Add-On Notes, and the Company became party to a registration rights agreement, pursuant to which the Company agreed to register with the Securities and Exchange Commission the exchange of Add-On Notes for registered notes with the same terms as the existing 10.75% Senior Notes due 2018. The Company will pay interest on the Add-On Notes semi-annually on February 1st and August 1st of each year beginning on August 1, 2014.

The Company amended its existing corporate revolving credit agreement to increase the maximum available borrowing amount to $60 million, The revolver may support up to $60 million of letters of credit, which would reduce the balance available under the revolver.
The Company capitalized debt issuance costs of $15.4 million during the six months ended June 30, 2014 related to the new senior notes and the amendment of its revolver.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

During the six months ended June 30, 2014, the Company paid $1.0 million, excluding accrued interest, to repurchase Senior Notes with a principal amount of $1.0 million. The Company recognized losses of $0.1 million on these repurchases, which were recorded as losses on extinguishment of debt. The losses on the repurchases were measured based on the carrying value of the repurchased portion of the Senior Notes, which included a portion of the unamortized debt issue costs and the debt discount on the dates of repurchase.
Under the indenture governing the 10.75% Senior Notes, the Company is required to offer a portion of our Excess Cash Flow (as defined by the indenture) for each fiscal year to purchase some of these notes at 100% of the principal amount. The Company had $29.5 million of Excess Cash Flow for the year ended December 31, 2013 and offered $22.1 million for repurchase during the second quarter of 2014. As of December 31, 2013, the Company had classified $22.1 million of the outstanding 10.75% Senior Notes to Current installments of long-term debt related to the required Excess Cash Flow offering. The Excess Cash Flow offer expired by June 30, 2014 with $1.0 million of principal being repaid. The remaining $21.1 million was reclassified to Long-term debt, less current installments as of June 30, 2014.
During the six months ended June 30, 2014, the Company entered into $12.9 million of new capital leases at its Kemmerer Mine.
Additional information regarding the Company’s debt is outlined in Note 5 to the Consolidated Financial Statements in the Company's 2013 Annual Report on Form 10-K.

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
The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$822	$1,109	$1,645	$2,218
Interest cost	3,203	3,035	6,407	6,069
Amortization of deferred items	4	1,001	9	2,003
Total net periodic benefit cost	$4,029	$5,145	$8,061	$10,290
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Former mining operations	$2,402	$3,119	$4,807	$6,237
Current operations	1,627	2,026	3,254	4,053
Total net periodic benefit cost	$4,029	$5,145	$8,061	$10,290
The costs for the former mining operations are included in Heritage health benefit expenses and costs for current operations are included in Cost of sales and Selling and administrative expenses.
Pension
The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$500	$638	$1,000	$1,173
Interest cost	1,638	1,555	3,384	3,180
Expected return on plan assets	(2,154)	(2,325)	(4,307)	(4,385)
Amortization of deferred items	359	1,004	719	1,745
Total net periodic pension cost	$343	$872	$796	$1,713
These costs are included in Cost of sales and Selling and administrative expenses.
The Company contributed $1.1 million of cash contributions to its pension plans in the six months ended June 30, 2014 and expects to make $3.2 million of pension plan contributions during the remainder of 2014.

8.    HERITAGE HEALTH BENEFIT EXPENSES
The caption Heritage health benefit expenses used in the consolidated statements of operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Health care benefits	$2,376	$3,089	$4,650	$6,266
Combined benefit fund payments	512	576	1,025	1,152
Workers’ compensation benefits	124	117	260	232
Black lung benefits	376	(673)	997	(590)
Total	$3,388	$3,109	$6,932	$7,060

9.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE AND RECLAMATION DEPOSITS
The asset retirement obligation, contractual third-party reclamation receivable, and reclamation deposits for each of the Company’s operating segments at June 30, 2014 are summarized below:

	Asset Retirement Obligation	Contractual Third-Party Reclamation Receivable	Reclamation Deposits
	(In thousands)
Coal - U.S.	$281,346	$95,157	$75,911
Coal - Canada	107,111	6,739	—
Power	927	—	—
Total	$389,384	$101,896	$75,911

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Asset Retirement Obligations
Changes in the Company’s asset retirement obligations were as follows:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$279,864	$263,847
Accretion	14,003	10,951
Liabilities settled	(10,250)	(11,647)
ARO acquired	102,075	—
Changes due to foreign currency translation	3,692	—
Asset retirement obligations, end of period	389,384	263,151
Less current portion	(31,131)	(24,105)
Asset retirement obligations, less current portion	$358,253	$239,046
Contractual Third-Party Reclamation Receivables
At June 30, 2014, the Company has recognized as an asset of $101.9 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for future reclamation expenditures at the Company’s Rosebud, Jewett and Absaloka Mines.
Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at June 30, 2014 are as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$44,089	$44,089	Level 1
Held-to-maturity securities	31,822	32,601	Level 2
	$75,911	$76,690
Held-to-Maturity Reclamation Deposits
The amortized cost, gross unrealized holding gains and losses and fair value of held-to-maturity securities at June 30, 2014 are as follows (in thousands):

Amortized cost	$31,822
Gross unrealized holding gains	953
Gross unrealized holding losses	(174)
Fair value	$32,601
Maturities of held-to-maturity securities are as follows at June 30, 2014:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$1,025	$998
Due in five years or less	17,341	17,829
Due after five years to ten years	7,289	7,424
Due in more than ten years	6,167	6,350
	$31,822	$32,601
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
In the first quarter of 2014, the Company entered into two foreign currency exchange forward contracts to purchase Canadian Dollars to manage a portion of its exposure to fluctuating rates of exchange on anticipated Canadian Dollar-denominated Canadian Acquisition cash flows. These two foreign currency contracts had a total notional amount of $348.3 million and were settled in April 2014.
During 2014, the Company entered into contracts to purchase power at its ROVA facility to manage exposure to power price fluctuations. These contracts cover the period from April 2014 to December 2018 and contracted power prices range from $41.05 to $44.09 megawatts per hour. The fair value of these power price derivatives are based on comparing contracted prices to projected future prices.
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying Consolidated Balance Sheet was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	June 30, 2014
Contracts to purchase power	Other current liabilities	$140
Contracts to purchase power	Other liabilities	5,790
The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations was as follows (in thousands):

Derivative Instruments	Statement of Operations Location	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Canadian dollar foreign exchange forward contracts	Gain (loss) on foreign exchange	$581	$(6,209)
Contracts to purchase power	Derivative loss	(5,930)	(5,930)

11.    FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Notes 4, 9 and 10 for additional disclosures related to fair value measurements.
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
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates as of June 30, 2014 (Level 3). The estimated fair values of the Company’s debt with fixed interest rates are as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Carrying Value	Fair Value
	(In thousands)
December 31, 2013	$328,473	$364,329
June 30, 2014	$694,515	$726,146
The Company uses derivative financial instruments, primarily foreign exchange contracts and forward contracts to purchase power, to reduce its exposure to market risks from changes in foreign exchange rates and changes in prices for power, respectively. The foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). The contracts to purchase power are measured at fair value using forward pricing curves for power from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments is disclosed in Notes 1 and 10 to the consolidated financial statements.
The Company’s non-recurring fair value measurements include asset retirement obligations (refer to Note 9).
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

12.    SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Preferred Stock
The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. The Company paid $0.5 million of preferred stock dividends for the six months ended June 30, 2014. During the three months ended June 30, 2014, approximately 25,454 shares of preferred stock were converted into 173,885 shares of common stock. Subsequent to June 30, 2014 and through July 29, 2014, approximately 3,825 shares of preferred stock were converted into 26,133 shares of common stock.
Changes in Accumulated Other Comprehensive Income (Loss)
The following table reflects the changes in accumulated other comprehensive income (loss) by component:

	Pension	Postretirement medical benefits	Foreign currency translation adjustment	Tax effect of other comprehensive income gains	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2013	$(12,255)	$(20,292)	$—	$(31,048)	$(63,595)
Other comprehensive income (loss) before reclassifications	—	—	9,477	(224)	9,253
Amounts reclassified from accumulated other comprehensive income (loss)	717	10	—	—	727
Balance at June 30, 2014	$(11,538)	$(20,282)	$9,477	$(31,272)	$(53,615)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The following table reflects the reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2014 are as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss[1]		Affected line item in the statement where net income (loss) is presented
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Amortization of defined benefit pension items
Actuarial losses	$359	$717	[2]
Amortization of postretirement medical items
Prior service costs	$(159)	$(318)	[3]
Actuarial losses	164	328	[3]
Total	$5	$10
____________________

(1)	Amounts in parentheses indicate debits to income/loss.

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 7 - Pension for additional details)

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic postretirement medical cost. (See Note 7 - Postretirement Medical Benefits for additional details)

Equity Offering
Subsequent to June 30, 2014, the Company completed a public offering of 1,684,507 shares of common stock at $35.50 per share for gross proceeds of $59.8 million. The Company intends to use the net proceeds of the offering to increase its overall financial flexibility, pursue organic and acquisition growth strategies and for general corporate purposes.

13.     SHARE-BASED COMPENSATION
The Company grants employees and non-employee directors restricted stock units from the Amended and Restated 2007 Equity Incentive Stock Plan. The Amended and Restated 2007 Equity Incentive Stock Plan provides that non-employee directors will receive equity awards with a value of $90,000 after each annual meeting.

In June 2014, the Company began contributing Company stock to its 401(k) plan instead of cash.
The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$1,388	$597	$2,116	$2,260
Contributions of stock to the Company's 401(k) plan	329	788	329	1,511
Total share-based compensation expense	$1,717	$1,385	$2,445	$3,771

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Restricted Stock Units

A summary of restricted stock award activity for the six months ended June 30, 2014 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2013	588,727	$9.37
Granted	214,188	—
Vested	(299,872)	—
Non-vested at June 30, 2014	503,043	$8.64	$5,605	(1)
____________________

(1)	Expected to be recognized over the next three years.
Stock Options
A summary of stock option activity for the six months ended June 30, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2013	145,806	$21.97
Exercised	(9,000)	$21.40
Expired	—	$—
Outstanding and exercisable at June 30, 2014	136,806	$22.01	3.7	$1,953	$—
There were no stock options granted during the six months ended June 30, 2014.
SARs
A summary of SARs activity for the six months ended June 30, 2014 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2013	70,734	$22.60
Exercised	(36,291)	$21.30
Expired	—	$—
Outstanding and exercisable at June 30, 2014	34,443	$23.97	1.7	$424	$—
There were no SARs granted during the six months ended June 30, 2014.

14.    EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, and restricted stock units. No such items were included in the computations of diluted loss per share in the six months ended June 30, 2014

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

and June 30, 2013 because the Company incurred a net loss applicable to common shareholders in these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Convertible securities	$654	$1,093	$654	$1,093
Restricted stock units, stock options and SARs	674	862	674	862
Total shares excluded from diluted shares calculation	$1,328	$1,955	$1,328	$1,955

15.    BUSINESS SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization, reporting of revenue, and operating income.
The Company’s operations are classified into five reporting segments: Coal - U.S., Coal - Canada, Power, Heritage and Corporate. The Canadian Acquisition was completed on April 28, 2014 and the segment "Coal - Canada" has not been previously presented. The business segment information for the Company's U.S. coal operations was previously reported in the "Coal" segment in the 2013 Form 10-K since the Company previously only held coal operations in the U.S.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Summarized financial information by segment is as follows:

	Coal - U.S.	Coal - Canada(1)	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended June 30, 2014
Revenues	$150,107	$116,046	$21,803	$—	$—	$287,956
Restructuring charges	491	6,646	101	—	305	7,543
Depreciation, depletion, and amortization	13,283	8,671	2,486	—	39	24,479
Operating income (loss)	(423)	(12,709)	(9,473)	(3,559)	(3,476)	(29,640)
Total assets	670,375	687,185	165,763	15,664	44,734	1,583,721
Capital expenditures	6,533	7,495	220	—	63	14,311
Three Months Ended June 30, 2013
Revenues	$139,337	$—	$23,162	$—	$—	$162,499
Depreciation, depletion, and amortization	12,804	—	2,551	—	42	15,397
Operating income (loss)	12,572	—	4,837	(3,530)	(1,904)	11,975
Total assets	699,556	—	183,855	16,305	33,887	933,603
Capital expenditures	7,209	—	564	—	393	8,166
Six Months Ended June 30, 2014
Revenues	$308,298	$116,046	$43,815	$—	$—	$468,159
Restructuring charges	491	6,646	499	—	305	7,941
Depreciation, depletion, and amortization	26,780	8,671	5,009	—	78	40,538
Operating income (loss)	12,275	(12,709)	(7,731)	(7,389)	(6,034)	(21,588)
Total assets	670,375	687,185	165,763	15,664	44,734	1,583,721
Capital expenditures	9,586	7,495	255	—	25	17,361
Six Months Ended June 30, 2013
Revenues	$281,449	$—	$42,498	$—	$—	$323,947
Depreciation, depletion, and amortization	24,658	—	5,081	—	84	29,823
Operating income (loss)	25,566	—	3,836	(7,705)	(3,987)	17,710
Total assets	699,556	—	183,855	16,305	33,887	933,603
Capital expenditures	12,219	—	698	—	550	13,467
____________________

(1)
The Canadian operations were acquired on April 28, 2014, therefore, information for the three and six months ended June 30, 2014 includes approximately two months of operations and there is no activity for 2013.

Certain amounts in prior periods have been reclassified to conform with the presentation of 2014. The reclassification affected depreciation, depletion and amortization and operating income (loss) between the Coal U.S. segment and the Corporate segment.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

A reconciliation of segment income (loss) from operations to loss before income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Income (loss) from operations	$(29,640)	$11,975	$(21,588)	$17,710
Loss on extinguishment of debt	(12,635)	(64)	(12,635)	(64)
Interest expense	(21,786)	(10,076)	(42,584)	(20,236)
Interest income	1,582	280	1,884	577
Gain (loss) on foreign exchange	2,649	—	(4,141)	—
Other income	483	130	576	198
Income (loss) before income taxes	$(59,347)	$2,245	$(78,488)	$(1,815)

16.    CONTINGENCIES
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
As a result of the prepayment of the WML Notes, WML became a Guarantor Subsidiary. The following tables include WML as a Guarantor Subsidiary, including the 2013 information which has been recast.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
June 30, 2014
(In thousands)

Assets	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$13,514	$415	$24,440	$2,241	$—	$40,610
Receivables:
Trade	—	12,940	116,712	—	—	129,652
Loan and lease receivable	—	—	11,682	—	—	11,682
Contractual third-party reclamation receivables	—	—	7,940	—	—	7,940
Intercompany receivable/payable	132,824	32,639	(146,187)	(19,275)	(1)	—
Other	673	210	2,294	45	(40)	3,182
	133,497	45,789	(7,559)	(19,230)	(41)	152,456
Inventories	—	5,319	147,834	1	—	153,154
Deferred income taxes	5,370	—	683	—	—	6,053
Other current assets	972	335	11,055	—	—	12,362
Total current assets	153,353	51,858	176,453	(16,988)	(41)	364,635
Property, plant and equipment:
Land and mineral rights	—	1,395	437,606	—	—	439,001
Plant and equipment	4,022	221,350	606,965	—	—	832,337
	4,022	222,745	1,044,571	—	—	1,271,338
Less accumulated depreciation, depletion and amortization	2,863	76,662	406,295	—	—	485,820
Net property, plant and equipment	1,159	146,083	638,276	—	—	785,518
Loan and lease receivable	—	—	85,344	—	—	85,344
Advanced coal royalties	—	—	7,134	—	—	7,134
Reclamation deposits	—	—	75,911	—	—	75,911
Restricted investments and bond collateral	63,322	—	41,189	—	—	104,511
Contractual third-party reclamation receivables	—	—	93,956	—	—	93,956
Investment in joint venture	—	—	33,273	—	—	33,273
Intangible assets	—	460	217	—	—	677
Investment in subsidiaries	480,871	—	—	3,770	(484,641)	—
Other assets	21,825	—	10,937	3,500	(3,500)	32,762
Total assets	$720,530	$198,401	$1,162,690	$(9,718)	$(488,182)	$1,583,721

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
June 30, 2014
(In thousands)

Liabilities and Shareholders’ Deficit	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current liabilities
Current installments of long-term debt	$—	$—	$42,401	$—	$—	$42,401
Accounts payable and accrued expenses:
Trade and other accrued liabilities	5,240	7,996	114,423	684	(5)	128,338
Interest payable	30,315	—	474	—	(39)	30,750
Production taxes	—	1,081	38,936	2,657	(1)	42,673
Workers’ compensation	707	—	—	—	—	707
Postretirement medical benefits	12,042	—	773	1,139	1	13,955
SERP	390	—	—	—	—	390
Deferred revenue	—	9,581	1,980	—	—	11,561
Asset retirement obligations	—	—	31,131	—	—	31,131
Other current liabilities	593	5,279	6,102	—	(1)	11,973
Total current liabilities	49,287	23,937	236,220	4,480	(45)	313,879
Long-term debt, less current installments	698,015	—	96,128	—	(3,500)	790,643
Workers’ compensation, less current portion	6,629	—	—	—	—	6,629
Excess of black lung benefit obligation over trust assets	9,841	—	—	—	—	9,841
Postretirement medical benefits, less current portion	184,902	—	68,766	18,105	—	271,773
Pension and SERP obligations, less current portion	12,776	97	9,110	239	—	22,222
Deferred revenue, less current portion	—	35,949	4,728	—	(1)	40,676
Asset retirement obligations, less current portion	—	927	357,326	—	—	358,253
Intangible liabilities	—	5,072	—	—	—	5,072
Deferred income taxes	5,370	—	10,144	—	—	15,514
Other liabilities	707	5,790	3,167	200	—	9,864
Intercompany receivable/payable	13,648	—	(13,849)	14,654	(14,453)	—
Total liabilities	981,175	71,772	771,740	37,678	(17,999)	1,844,366
Shareholders’ deficit
Preferred stock	96	—	—	—	—	96
Common stock	38,173	5	110	132	(247)	38,173
Other paid-in capital	133,140	52,848	441,269	(124)	(493,993)	133,140
Accumulated other comprehensive loss	(53,615)	(160)	16,075	(3,067)	(12,848)	(53,615)
Accumulated earnings (deficit)	(378,439)	73,936	(66,504)	(44,337)	36,905	(378,439)
Total equity (deficit)	(260,645)	126,629	390,950	(47,396)	(470,183)	(260,645)
Total liabilities and shareholders’ deficit	$720,530	$198,401	$1,162,690	$(9,718)	$(488,182)	$1,583,721

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
December 31, 2013
(In thousands)

Assets	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$25,326	$3,341	$27,451	$4,992	$—	$61,110
Receivables:
Trade	—	12,934	46,985	6,277	—	66,196
Contractual third-party reclamation receivables	—	—	8,487	—	—	8,487
Intercompany receivable/payable	(16,273)	—	2,761	(19,353)	32,865	—
Other	1,616	210	3,256	28	(24)	5,086
	(14,657)	13,144	61,489	(13,048)	32,841	79,769
Inventories	—	6,161	33,811	—	—	39,972
Deferred income taxes	5,355	—	870	—	(870)	5,355
Restricted investments and bond collateral	—	5,998	—	—	—	5,998
Other current assets	789	143	11,069	834	—	12,835
Total current assets	16,813	28,787	134,690	(7,222)	31,971	205,039
Property, plant and equipment:
Land and mineral rights	—	1,395	276,793	—	—	278,188
Plant and equipment	3,973	220,872	432,851	—	—	657,696
	3,973	222,267	709,644	—	—	935,884
Less accumulated depreciation, depletion and amortization	2,707	71,653	371,488	—	—	445,848
Net property, plant and equipment	1,266	150,614	338,156	—	—	490,036
Advanced coal royalties	—	—	7,311	—	—	7,311
Reclamation deposits	—	—	74,921	—	—	74,921
Restricted investments and bond collateral	15,134	—	54,101	—	—	69,235
Contractual third-party reclamation receivables	—	—	88,303	—	—	88,303
Intangible assets	—	1,283	237	—	—	1,520
Investment in subsidiaries	280,843	—	—	3,770	(284,613)	—
Other assets	8,636	—	1,683	2,000	(1,999)	10,320
Total assets	$322,692	$180,684	$699,402	$(1,452)	$(254,641)	$946,685

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
December 31, 2013
(In thousands)

Liabilities and Shareholders’ Deficit	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current liabilities
Current installments of long-term debt	$20,392	$—	$23,951	$—	$—	$44,343
Accounts payable and accrued expenses:
Trade	6,840	10,119	38,061	2,487	—	57,507
Interest payable	11,302	—	40	—	(21)	11,321
Production taxes	—	3	36,522	5,380	—	41,905
Workers’ compensation	717	—	—	—	—	717
Postretirement medical benefits	12,042	—	774	1,139	—	13,955
SERP	390	—	—	—	—	390
Deferred revenue	—	9,024	5,044	—	—	14,068
Asset retirement obligations	—	—	23,353	—	—	23,353
Other current liabilities	—	5,053	417	—	(1)	5,469
Total current liabilities	51,683	24,199	128,162	9,006	(22)	213,028
Long-term debt, less current installments	224,582	—	72,912	—	(2,000)	295,494
Workers’ compensation, less current portion	6,744	—	—	—	—	6,744
Excess of black lung benefit obligation over trust assets	8,675	—	—	—	—	8,675
Postretirement medical benefits, less current portion	185,858	—	66,439	18,077	—	270,374
Pension and SERP obligations, less current portion	13,069	99	10,765	243	—	24,176
Deferred revenue, less current portion	—	41,297	5,270	—	—	46,567
Asset retirement obligations, less current portion	—	892	255,619	—	—	256,511
Intangible liabilities	—	5,606	—	—	—	5,606
Deferred income taxes	5,355	—	—	—	—	5,355
Other liabilities	584	—	6,687	983	(6,220)	2,034
Intercompany receivable/payable	14,021	—	(7,851)	14,654	(20,824)	—
Total liabilities	510,571	72,093	538,003	42,963	(29,066)	1,134,564
Shareholders’ deficit
Preferred stock	160	—	—	—	—	160
Common stock	36,479	5	110	132	(247)	36,479
Other paid-in capital	134,861	52,835	157,984	(124)	(210,695)	134,861
Accumulated other comprehensive loss	(63,595)	(164)	6,425	(3,086)	(3,175)	(63,595)
Accumulated earnings (deficit)	(295,784)	55,915	(3,120)	(41,337)	(11,458)	(295,784)
Total equity (deficit)	(187,879)	108,591	161,399	(44,415)	(225,575)	(187,879)
Total liabilities and shareholders’ deficit	$322,692	$180,684	$699,402	$(1,452)	$(254,641)	$946,685

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2014
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$21,803	$266,153	$—	$—	$287,956
Costs and expenses:
Cost of sales	(247)	21,592	227,044	—	—	248,389
Depreciation, depletion and amortization	79	2,485	21,915	—	—	24,479
Selling and administrative	12,003	1,169	15,921	(384)	—	28,709
Heritage health benefit expenses	3,178	—	—	210	—	3,388
Gain on sales of assets	—	—	(43)	—	—	(43)
Restructuring charges	796	101	6,646	—	—	7,543
Derivative loss	—	5,930	—	—	—	5,930
Income from equity affiliates	—	—	(799)	—	—	(799)
	15,809	31,277	270,684	(174)	—	317,596
Operating income (loss)	(15,809)	(9,474)	(4,531)	174	—	(29,640)
Other income (expense):
Interest expense	(18,609)	(74)	(3,111)	(1)	9	(21,786)
Loss on extinguishment of debt	(63)	—	(12,571)	(1)	—	(12,635)
Interest income	145	4	1,433	—	—	1,582
Gain on foreign exchange	1,557	—	1,092	—	—	2,649
Other income	—	—	483	—	—	483
	(16,970)	(70)	(12,674)	(2)	9	(29,707)
Income (loss) before income taxes and income of consolidated subsidiaries	(32,779)	(9,544)	(17,205)	172	9	(59,347)
Equity in income of subsidiaries	(30,462)	—	—	—	30,462	—
Income (loss) before income taxes	(63,241)	(9,544)	(17,205)	172	30,471	(59,347)
Income tax expense (benefit)	(87)	—	(74)	1	3,967	3,807
Net income (loss)	(63,154)	(9,544)	(17,131)	171	26,504	(63,154)
Less net loss attributable to noncontrolling interest	—	—	—	—	—	—
Net income (loss) attributable to the Parent company	$(63,154)	$(9,544)	$(17,131)	$171	$26,504	$(63,154)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2013
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$23,162	$134,449	$9,538	$(4,650)	$162,499
Costs and expenses:
Cost of sales	(372)	14,901	113,640	7,009	(4,650)	130,528
Depreciation, depletion and amortization	94	2,551	12,753	—	(1)	15,397
Selling and administrative	4,259	872	7,232	(394)	—	11,969
Heritage health benefit expenses	2,844	—	—	265	—	3,109
Gain on sales of assets	—	—	(74)	—	—	(74)
Other operating income	—	—	(10,405)	—	—	(10,405)
	6,825	18,324	123,146	6,880	(4,651)	150,524
Operating income (loss)	(6,825)	4,838	11,303	2,658	1	11,975
Other income (expense):
Interest expense	(7,591)	(10)	(2,479)	(5)	9	(10,076)
Loss on extinguishment of debt	(64)	—	—	—	—	(64)
Interest income	46	5	232	6	(9)	280
Other income (loss)	2	—	130	(2)	—	130
	(7,607)	(5)	(2,117)	(1)	—	(9,730)
Income (loss) before income taxes and income of consolidated subsidiaries	(14,432)	4,833	9,186	2,657	1	2,245
Equity in income of subsidiaries	16,648	—	—	—	(16,648)	—
Income (loss) before income taxes	2,216	4,833	9,186	2,657	(16,647)	2,245
Income tax expense (benefit)	(1)	—	1,139	—	(1,110)	28
Net income (loss)	2,217	4,833	8,047	2,657	(15,537)	2,217
Less net loss attributable to noncontrolling interest	2,499	—	—	—	—	2,499
Net income (loss) attributable to the Parent company	$(282)	$4,833	$8,047	$2,657	$(15,537)	$(282)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2014
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$43,815	$424,351	$(7)	$—	$468,159
Costs and expenses:
Cost of sales	(471)	38,046	349,389	55	—	387,019
Depreciation, depletion and amortization	156	5,009	35,373	—	—	40,538
Selling and administrative	16,968	2,062	23,783	(773)	—	42,040
Heritage health benefit expenses	6,504	—	—	428	—	6,932
Gain on sales of assets	—	—	(5)	—	—	(5)
Restructuring charges	796	499	6,646	—	—	7,941
Derivative loss	—	5,930	—	—	—	5,930
Equity in net income of unconsolidated affiliates	—	—	(799)	—	—	(799)
Other operating income	—	—	150	1	—	151
	23,953	51,546	414,537	(289)	—	489,747
Operating income (loss)	(23,953)	(7,731)	9,814	282	—	(21,588)
Other income (expense):
Interest expense	(37,282)	(118)	(5,199)	—	15	(42,584)
Loss on extinguishment of debt	(62)	—	(12,572)	(1)	—	(12,635)
Interest income	269	7	1,608	15	(15)	1,884
Gain (loss) on foreign exchange	(5,233)	—	1,092	—	—	(4,141)
Other income	—	—	576	—	—	576
	(42,308)	(111)	(14,495)	14	—	(56,900)
Income (loss) before income taxes and income of consolidated subsidiaries	(66,261)	(7,842)	(4,681)	296	—	(78,488)
Equity in income of subsidiaries	(16,148)	—	—	—	16,148	—
Income (loss) before income taxes	(82,409)	(7,842)	(4,681)	296	16,148	(78,488)
Income tax expense (benefit)	(224)	—	5,041	—	(1,120)	3,697
Net income (loss)	(82,185)	(7,842)	(9,722)	296	17,268	(82,185)
Less net loss attributable to noncontrolling interest	—	—	—	—	—	—
Net income (loss) attributable to the Parent company	$(82,185)	$(7,842)	$(9,722)	$296	$17,268	$(82,185)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2013
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$42,498	$274,187	$20,889	$(13,627)	$323,947
Costs and expenses:
Cost of sales	(770)	31,856	223,417	20,073	(13,627)	260,949
Depreciation, depletion and amortization	187	5,082	24,554	—	—	29,823
Selling and administrative	8,207	1,726	14,680	(758)	—	23,855
Heritage health benefit expenses	6,533	—	—	527	—	7,060
Gain on sales of assets	—	—	(308)	—	—	(308)
Other operating income	—	—	(15,142)	—	—	(15,142)
	14,157	38,664	247,201	19,842	(13,627)	306,237
Operating income (loss)	(14,157)	3,834	26,986	1,047	—	17,710
Other income (expense):
Interest expense	(15,175)	(20)	(5,048)	(10)	17	(20,236)
Loss on extinguishment of debt	(64)	—	—	—	—	(64)
Interest income	76	15	493	10	(17)	577
Other income (loss)	—	—	200	(2)	—	198
	(15,163)	(5)	(4,355)	(2)	—	(19,525)
Income (loss) before income taxes and income of consolidated subsidiaries	(29,320)	3,829	22,631	1,045	—	(1,815)
Equity in income of subsidiaries	27,450	—	—	—	(27,450)	—
Income (loss) before income taxes	(1,870)	3,829	22,631	1,045	(27,450)	(1,815)
Income tax expense (benefit)	—	—	4,458	—	(4,403)	55
Net income (loss)	(1,870)	3,829	18,173	1,045	(23,047)	(1,870)
Less net loss attributable to noncontrolling interest	797	—	—	—	—	797
Net income (loss) attributable to the Parent company	$(2,667)	$3,829	$18,173	$1,045	$(23,047)	$(2,667)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2014
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(63,154)	$(9,544)	$(17,131)	$171	$26,504	$(63,154)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	359	2	122	6	(130)	359
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	5	—	(36)	5	31	5
Tax effect of other comprehensive income gains	64	—	—	—	—	64
Change in foreign currency translation adjustment	9,477	—	9,477	—	(9,477)	9,477
Other comprehensive income (loss)	9,905	2	9,563	11	(9,576)	9,905
Comprehensive income (loss) attributable to the Parent company	$(53,249)	$(9,542)	$(7,568)	$182	$16,928	$(53,249)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2013
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$2,217	$4,833	$8,047	$2,657	$(15,537)	$2,217
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	1,004	8	239	—	(247)	1,004
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	1,001	—	214	—	(214)	1,001
Unrealized and realized gains and losses on available-for-sale securities	(39)	—	(40)	—	40	(39)
Other comprehensive income (loss)	1,966	8	413	—	(421)	1,966
Comprehensive income (loss) attributable to the Parent company	$4,183	$4,841	$8,460	$2,657	$(15,958)	$4,183

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2014
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(82,185)	$(7,842)	$(9,722)	$296	$17,268	$(82,185)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	717	4	244	11	(259)	717
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	10	—	(72)	10	62	10
Tax effect of other comprehensive income gains	(224)	—	—	—	—	(224)
Change in foreign currency translation adjustment	9,477	—	9,477	—	(9,477)	9,477
Other comprehensive income (loss)	9,980	4	9,649	21	(9,674)	9,980
Comprehensive income (loss) attributable to the Parent company	$(72,205)	$(7,838)	$(73)	$317	$7,594	$(72,205)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2013
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(1,870)	$3,829	$18,173	$1,045	$(23,047)	$(1,870)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	1,745	14	432	—	(446)	1,745
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	2,002	—	427	—	(427)	2,002
Unrealized and realized gains and losses on available-for-sale securities	(39)	—	(40)	—	40	(39)
Other comprehensive income (loss)	3,708	14	819	—	(833)	3,708
Comprehensive income (loss) attributable to the Parent company	$1,838	$3,843	$18,992	$1,045	$(23,880)	$1,838

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2014
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(82,185)	$(7,842)	$(9,722)	$296	$17,268	$(82,185)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	16,148	—	—	—	(16,148)	—
Depreciation, depletion, and amortization	156	5,009	35,373	—	—	40,538
Accretion of asset retirement obligation and receivable	—	34	9,254	—	—	9,288
Non-cash tax benefits	(224)	—	—	—	—	(224)
Amortization of intangible assets and liabilities, net	—	290	20	—	—	310
Share-based compensation	1,934	14	497	—	—	2,445
Gain on sales of assets	—	—	(5)	—	—	(5)
Amortization of deferred financing costs	494	—	715	—	—	1,209
Loss on extinguishment of debt	62	—	12,572	1	—	12,635
Loss on sales of investment securities	—	—	3	—	—	3
Loss on derivative	—	5,930	—	—	—	5,930
Loss on foreign exchange	5,233	—	(1,092)	—	—	4,141
Income from equity affiliates	—	—	(799)	—	—	(799)
Distributions from equity affiliates	—	—	730	—	—	730
Changes in operating assets and liabilities:
Receivables, net	943	(6)	(18,474)	4,733	1,534	(11,270)
Inventories	—	842	21,929	(1)	—	22,770
Excess of black lung benefit obligation over trust assets	1,166	—	—	—	—	1,166
Deferred income tax	—	—	3,854	—	—	3,854
Accounts payable and accrued expenses	17,348	(1,101)	(3,164)	(4,526)	(19)	8,538
Deferred revenue	—	(4,791)	(3,633)	—	—	(8,424)
Income tax payable	—	—	528	—	—	528
Accrual for workers’ compensation	(125)	—	—	—	—	(125)
Asset retirement obligations	—	—	(3,364)	2	—	(3,362)
Accrual for postretirement medical benefits	(885)	—	2,256	38	—	1,409
Pension and SERP obligations	166	2	(507)	7	—	(332)
Other assets and liabilities	(7,429)	(273)	4,113	(1,193)	6,587	1,805
Distributions received from subsidiaries	76,800	—	—	—	(76,800)	—

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Net cash provided by (used in) operating activities	29,602	(1,892)	51,084	(643)	(67,578)	10,573
Cash flows from investing activities:
Additions to property, plant and equipment	16	(255)	(17,122)	—	—	(17,361)
Change in restricted investments and bond collateral and reclamation deposits	(48,188)	5,998	11,673	—	—	(30,517)
Cash payments related to Canadian acquisition	(282,788)	—	(39,849)	—	—	(322,637)
Cash acquired related to Canadian acquisition	—	—	8,103	—	—	8,103
Net proceeds from sales of assets	—	—	213	—	—	213
Proceeds from the sale of investments	—	—	246	—	—	246
Increase in loan and lease receivable	—	—	(1,120)	—	—	(1,120)
Receipts from loan and lease receivable	—	—	2,164	—	—	2,164
Receivable from customer for property and equipment purchases	—	—	—	—	—	—
Other	—	—	(82)	—	—	(82)
Net cash provided by (used in) investing activities	(330,960)	5,743	(35,774)	—	—	(360,991)
Cash flows from financing activities:
Change in book overdrafts	—	—	1,605	—	—	1,605
Borrowings from long-term debt	454,219	—	—	—	—	454,219
Repayments of long-term debt	(1,015)	—	(96,523)	—	—	(97,538)
Borrowings on revolving lines of credit	—	—	10,000	—	—	10,000
Repayments on revolving lines of credit	—	—	(10,000)	—	—	(10,000)
Debt issuance costs and other refinancing costs	(15,407)	—	(11,646)	—	—	(27,053)
Dividends/distributions	(470)	(8,500)	(68,300)	—	76,800	(470)
Exercise of stock options	193	—	—	—	—	193
Transactions with Parent/affiliates	(147,974)	1,723	157,581	(2,108)	(9,222)	—
Net cash provided by (used in) financing activities	289,546	(6,777)	(17,283)	(2,108)	67,578	330,956
Effect of foreign exchange rates on cash	—	—	(1,038)	—	—	(1,038)
Net decrease in cash and cash equivalents	(11,812)	(2,926)	(3,011)	(2,751)	—	(20,500)
Cash and cash equivalents, beginning of period	25,326	3,341	27,451	4,992	—	61,110
Cash and cash equivalents, end of period	$13,514	$415	$24,440	$2,241	$—	$40,610

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2013
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(1,870)	$3,829	$18,173	$1,045	$(23,047)	$(1,870)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	(27,450)	—	—	—	27,450	—
Depreciation, depletion, and amortization	187	5,082	24,554	—	—	29,823
Accretion of asset retirement obligation and receivable	—	32	6,305	1	—	6,338
Amortization of intangible assets and liabilities, net	—	312	19	(5)	—	326
Share-based compensation	1,567	23	2,181	—	—	3,771
Gain on sales of assets	—	—	(308)	—	—	(308)
Amortization of deferred financing costs	1,541	—	315	—	—	1,856
Loss on extinguishment of debt	64	—	—	—	—	64
Loss on sales of investment securities	—	—	(28)	—	—	(28)
Changes in operating assets and liabilities:
Receivables, net	(227)	(1,995)	4,419	(239)	1,729	3,687
Inventories	—	(1,632)	(345)	—	—	(1,977)
Excess of black lung benefit obligation over trust assets	(280)	—	—	(1)	—	(281)
Accounts payable and accrued expenses	(1,957)	4,101	904	(1,146)	(201)	1,701
Deferred revenue	—	(4,190)	(2,025)	1	—	(6,214)
Income tax payable	—	—	(55)	(1)	—	(56)
Accrual for workers’ compensation	(284)	—	—	—	—	(284)
Asset retirement obligations	—	—	(5,422)	(2)	—	(5,424)
Accrual for postretirement medical benefits	(40)	—	4,010	124	—	4,094
Pension and SERP obligations	695	9	826	(13)	—	1,517
Other assets and liabilities	(49)	101	(1,489)	(374)	—	(1,811)
Distributions received from subsidiaries	36,600	—	—	—	(36,600)	—
Net cash provided by (used in) operating activities	8,497	5,672	52,034	(610)	(30,669)	34,924
Cash flows from investing activities:
Additions to property, plant and equipment	(575)	(698)	(12,189)	(4)	(1)	(13,467)
Change in restricted investments and bond collateral and reclamation deposits	(807)	(5)	(7,902)	—	—	(8,714)
Net proceeds from sales of assets	—	—	577	—	—	577
Proceeds from the sale of investments	—	—	6,807	—	—	6,807

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Receivable from customer for property and equipment purchases	—	—	(307)	(1)	—	(308)
Net cash used in investing activities	(1,382)	(703)	(13,014)	(5)	(1)	(15,105)
Cash flows from financing activities:
Change in book overdrafts	—	—	1,777	—	—	1,777
Repayments of long-term debt	(500)	—	(15,561)	(9)	—	(16,070)
Borrowings on revolving lines of credit	—	—	6,000	—	—	6,000
Repayments on revolving lines of credit	—	—	(6,000)	—	—	(6,000)
Debt issuance costs and other refinancing costs	(26)	—	(156)	—	—	(182)
Dividends/distributions	(680)	(9,000)	(27,600)	—	36,600	(680)
Transactions with Parent/affiliates	(5,080)	(38)	8,699	2,349	(5,930)	—
Net cash provided by (used in) financing activities	(6,286)	(9,038)	(32,841)	2,340	30,670	(15,155)
Net increase (decrease) in cash and cash equivalents	829	(4,069)	6,179	1,725	—	4,664
Cash and cash equivalents, beginning of period	14,836	4,545	10,237	1,992	—	31,610
Cash and cash equivalents, end of period	$15,665	$476	$16,416	$3,717	$—	$36,274

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about our expectation that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future, our anticipated cash spend on heritage health and pension obligations, and the possibility that we may from time to time use available cash to repurchase our 10.75% Senior Notes on the open market.
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

•	our substantial level of indebtedness and potential inability to maintain compliance with debt covenant requirements;

•	the potential inability of our subsidiaries to pay dividends to us due to restrictions in our debt arrangements, reductions in planned coal deliveries or other business factors;

•	the effect of Environmental Protection Agency inquiries and regulations on the operations of the power plants to which we provide coal;

•	the effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

•
future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases;

•
our expansion into international operations as a result of the Canadian Acquisition which exposes us to risks relating to exchange rates and exchange controls, general economic and political conditions, costs associated with compliance with governmental regulations in multiple jurisdictions, tax-related risks and export or import requirements for, or restrictions related to, our products;

•	our efforts to effectively integrate the Canadian operations with our existing business and our ability to manage our expanded operations following the acquisition;

•	our ability to realize growth opportunities and cost synergies as a result of the Canadian Acquisition; and

•	other factors that are described in “Risk Factors” in our 2013 Form 10-K and any subsequent quarterly filing on Form 10-Q.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Overview
Westmoreland Coal Company is an energy company whose operations include sub-bituminous and lignite coal mining in the Western United States and Canada and power operations in the U.S. The operations in the U.S consist of six surface coal mines in Montana, Wyoming, North Dakota and Texas, and two coal-fired power-generating units in North Carolina. Canadian operations consist of six producing thermal coal mines in the Canadian provinces of Alberta and Saskatchewan, a char production facility, and a 50% interest in an activated carbon plant. We sold 24.9 million tons of coal in 2013 and 17.3 million tons through June 30, 2014. Our three principal operating segments are Coal - U.S., Coal - Canada, and Power. Our two non-operating segments are our heritage and corporate segments. Our heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our corporate segment consists primarily of corporate administrative expenses.
We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing heritage health benefit costs and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries.
Equity Offering
Subsequent to June 30, 2014, we completed a public offering of 1,684,507 shares of common stock at $35.50 per share for gross proceeds of $59.8 million. We intend to use the net proceeds from the offering to increase our overall financial flexibility, pursue organic and acquisition growth strategies and for general corporate purposes.
Canadian Acquisition
On April 28, 2014, we completed the acquisition of Sherritt International Corporation’s Prairie and Mountain coal mining operations, which include six producing thermal coal mines in the Canadian provinces of Alberta and Saskatchewan, a char production facility, and a 50% interest in an activated carbon plant; collectively referred to as the Canadian properties. The Canadian properties include approximately 649 million tons of total proven or probable coal reserves as of December 31, 2013. The mines have varying estimated lives between 4 and 41 years at current production levels. The purchase consideration included a $282.8 million initial cash payment made on April 28, 2014, a cash payment for a working capital adjustment of $39.8 million made on June 25, 2014, and assumed liabilities of $330.5 million.
In connection with the acquisition of the Canadian properties: (i) proceeds from the private offering of $425.0 million in aggregate principal amount of 10.75% senior secured notes by Westmoreland Escrow Corporation were released from escrow and such notes were automatically exchanged for identical notes issued by Westmoreland and Westmoreland Partners, as co-issuers; (ii) Westmoreland increased its revolving line of credit to $60 million (which borrowing capacity may be increased to $100 million and can be used for borrowings and letters of credit); and (iii) Westmoreland Mining LLC, or WML, a wholly owned subsidiary of Westmoreland, provided prepayment notices to holders of its 8.02% senior secured notes due 2018, which notes were prepaid at the end of May 2014. In connection with the prepayment, we also terminated the WML revolving credit facility.
ROVA Restructuring
On December 23, 2013, we entered into an agreement with Dominion Virginia Power (“DVP”), a subsidiary of Dominion, to restructure the remaining five years of the ROVA I and ROVA II contracts. Pursuant to the restructured agreement, from January 2014 through March 2019, ROVA will be maintained in operational condition and we anticipate running the plants during high demand energy periods to supply DVP under the contract. During low demand periods, we do not anticipate that the plants will be dispatched and the plants would remain in idle status. We additionally buy power from a power provider at fixed prices, referred to as the fixed-price purchased power. Under the terms of the restructured agreement, we may meet DVP’s power needs with the fixed-price purchased power in the event that doing so becomes more economically attractive than our physically operating the ROVA plants to generate power. Alternatively, we have the option to operate the ROVA plants, sell our produced power to DVP and resell the fixed-price purchased power into the open market. The terms of the fixed-price purchased power are as follows:

	April 2014 - December 2014	January 2015 - December 2018
Price per MWh	$44.09	$41.05

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Results of Operations
Items that Affect Comparability of Our Results
For 2014, our results included items that affect comparability of our results. The expense components of these items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Acquisition and transition costs	$(20,175)	$—	$(20,463)	$—
Loss on debt extinguishment	(12,635)	(64)	(12,635)	(64)
Restructuring charges	(7,543)	—	(7,941)	—
Derivative losses	(5,930)	—	(5,930)	—
Incremental interest incurred before close of transaction	(5,047)	—	(11,191)	—
Foreign exchange gain (loss)	2,649	—	(4,141)	—
Canadian Acquisition bridge facility commitment fee	—	—	(4,875)	—
Impact (pre-tax)	$(48,681)	$(64)	$(67,176)	$(64)
Items recorded in 2014

•
We recorded $20.2 million and $20.5 million of acquisition and transition costs for the three and six months ended June 30, 2014, respectively, as a result of our Canadian Acquisition, which includes the impact on cost of sales related to the sale of inventory written up to fair value in the acquisition.

•
We recorded $12.6 million of loss on extinguishment of debt for the three and six months ended June 30, 2014 related to the payoff of the WML term debt. This loss included an $11.6 million make-whole payment with the remaining loss due to the write-off of unamortized debt issuance costs.

•
We recorded $7.5 million and $7.9 million of restructuring charges for the three and six months ended June 30, 2014, respectively, related to a restructuring plan in order to reduce our overall cost structure. Most of the restructuring charges related to our Canadian operations and included termination benefits and outplacement costs.

•	We recorded $5.9 million of derivative losses for the three and six months ended June 30, 2014 related to ROVA's purchased power contract.

•
We recorded $5.0 million and $11.2 million of incremental interest expense for the three and six months ended June 30, 2014, respectively, related to the new $425 million senior notes. This incremental interest represents interest expense from the February 7, 2014 closing date of the new senior notes to the April 28, 2014 closing date of the Canadian Acquisition.

•
We recorded a $2.6 million gain on foreign exchange for the three months ended June 30, 2014 and a $4.1 million loss on foreign exchange for the six months ended June 30, 2014. The majority of this gain and loss relates to two foreign currency exchange forward contracts to purchase Canadian Dollars in order to hedge a portion of our exposure to fluctuating rates of exchange on Canadian Dollar-denominated Canadian Acquisition cash flows.

•
We recorded $4.9 million of interest expense for the six months ended June 30, 2014 related to the Canadian Acquisition bridge facility. Upon closing of the $425 million private offering, our bridge facility commitment expired unexercised and as a result; the related commitment fee of $4.9 million was expensed and is included in Interest expense.

Items recorded in 2013

•
We recorded $0.1 million of loss on extinguishment of debt related to repurchases of 10.75% Senior Notes with a principal amount of $0.5 million. The loss on the repurchases was measured based on the carrying value of the repurchased portion of the 10.75% Senior Notes, which included a portion of the unamortized debt issuance costs and the debt discount on the dates of repurchase.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Summary
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In millions)
Revenues	$288.0	$162.5	$125.5	77.2%
Net loss applicable to common shareholders	(63.4)	(0.6)	(62.8)	10,466.7%
Adjusted EBITDA(1)	39.6	32.0	7.6	23.8%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our second quarter 2014 revenues increased primarily due to the Canadian Acquisition and new customer sales.
Our second quarter 2014 net loss applicable to common shareholders increased by $14.1 million, excluding $48.7 million of expense during 2014 discussed in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this increase in net loss were:

Three Months Ended June 30, 2014
(In millions)
Decrease in our power segment operating income due to the restructured ROVA contract and planned outage timing	$(8.3)
Increase in interest expense due to increased debt levels	(5.0)
Decrease in our coal - U.S. segment primarily due to weather impacts, as well as rail service issues at our Absaloka Mine	(3.3)
Decrease due to other factors	(0.5)
Increase in our Coal - Canada segment due to the Canadian Acquisition	3.0
Total	$(14.1)
Coal - U.S. Segment Operating Results
The following table shows comparative coal revenues, operating income (loss), adjusted EBITDA, sales volume, and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands, except per ton data)
Revenues	$150,107	$139,337	$10,770	7.7%
Operating income (loss)	(423)	12,572	(12,995)	(103.4)%
Adjusted EBITDA(1)	24,039	29,369	(5,330)	(18.1)%
Tons sold—millions of equivalent tons	6.4	5.7	0.7	12.3%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our second quarter 2014 U.S. coal segment revenues and tons sold increased primarily due to new customer sales at our Absaloka Mine. Operating income was negatively impacted by weather impacts, rail service issues at our Absaloka Mine, acquisition costs, and increased maintenance expenses.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Coal - Canada Segment Operating Results
The following table shows comparative coal revenues, operating loss, adjusted EBITDA, and sales volume between periods:

	Three Months Ended June 30,
	2014	2013
	(In thousands, except per ton data)
Revenues	$116,046	$—
Operating loss	(12,709)	—
Adjusted EBITDA(1)	21,988	—
Tons sold—millions of equivalent tons	4.1	—
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
The above table represents results from the Canadian Acquisition date of April 28, 2014 to June 30, 2014. Operating income was negatively impacted by $13.6 million of cost of sales related to the sale of inventory written up to fair value in the acquisition and $6.6 million of restructuring charges.
Power Segment Operating Results
The following table shows comparative power revenues, operating income (loss), adjusted EBITDA, and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Revenues	$21,803	$23,162	$(1,359)	(5.9)%
Operating income (loss)	(9,473)	4,837	(14,310)	(295.8)%
Adjusted EBITDA(1)	(789)	7,572	(8,361)	(110.4)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our second quarter 2014 power segment revenues and operating income decreased due to the restructured ROVA contract and planned outage timing. Operating income was also negatively impacted by $5.9 million of derivative losses on ROVA's purchased power contracts.
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Heritage segment operating expenses	$3,559	$3,530	$29	0.8%
Our second quarter 2014 heritage segment operating expenses were comparable with the second quarter of 2013.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Corporate segment operating expenses	$3,476	$1,904	$1,572	82.6%
Our second quarter 2014 corporate segment operating expenses increased due to higher compensation expenses.
Nonoperating Results (including interest expense, interest income, other income, income tax expense, and net income attributable to noncontrolling interest)
Our interest expense for the three months ended June 30, 2014 increased by $6.7 million compared to the three months ended June 30, 2013 primarily due to higher debt levels, excluding $5.0 million of expenses discussed in Items that Affect Comparability of Our Results.
Our interest income, other income and income tax expense for the three months ended June 30, 2014 increased due to the Canadian Acquisition when compared to the three months ended June 30, 2013.
Our net income attributable to noncontrolling interest for the three months ended June 30, 2014 was nil compared with $2.5 million for the three months ended June 30, 2013 related to the elimination of the noncontrolling interest effective January 1, 2014.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Summary
The following table shows the comparative consolidated results and changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In millions)
Revenues	$468.2	$323.9	$144.3	44.6%
Net loss applicable to common shareholders	(82.7)	(3.3)	(79.4)	2,406.1%
Adjusted EBITDA(1)	68.7	57.7	11.0	19.1%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our revenues for the six months ended June 30, 2014 increased primarily due to the Canadian Acquisition, new customer sales, and fewer customer outages.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Our net loss applicable to common shareholders for the six months ended June 30, 2014 increased by $12.2 million, excluding $67.2 million of expense during 2014 discussed in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this increase in net loss were:

June 30, 2014
(In millions)
Decrease in our power segment operating income due to the restructured ROVA contract	$(5.1)
Decrease in our coal - U.S. segment primarily due to weather impacts, as well as rail service issues at our Absaloka Mine	(5.1)
Increase in interest expense due to increased debt levels	(4.6)
Decrease due to other factors	(0.4)
Increase in our Coal - Canada segment due to the Canadian Acquisition	3.0
Total	$(12.2)
Coal - U.S. Segment Operating Results
The following table shows comparative coal revenues, operating income, adjusted EBITDA, sales volume, and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands, except per ton data)
Revenues	$308,298	$281,449	$26,849	9.5%
Operating income	12,275	25,566	(13,291)	(52.0)%
Adjusted EBITDA(1)	54,332	58,936	(4,604)	(7.8)%
Tons sold—millions of equivalent tons	13.2	11.8	1.4	11.9%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our coal segment revenues and tons sold for the six months ended June 30, 2014 increased primarily due to new customer sales at our Absaloka Mine and fewer customer outages affecting our Absaloka and Beulah Mines. Operating income was negatively impacted by weather impacts, rail service issues at our Absaloka Mine, acquisition costs, and increased maintenance expenses.
Coal - Canada Segment Operating Results
The following table shows comparative coal revenues, operating loss, adjusted EBITDA, and sales volume between periods:

	Six Months Ended June 30,

	2014	2013
	(In thousands, except per ton data)
Revenues	$116,046	$—
Operating income	(12,709)	—
Adjusted EBITDA(1)	21,988	—
Tons sold—millions of equivalent tons	4.1	—
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
The above table represents results from the Canadian Acquisition date of April 28, 2014 to June 30, 2014. Operating income was negatively impacted by $13.6 million of cost of sales related to the sale of inventory written up to fair value in the acquisition and $6.6 million of restructuring charges.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Power Segment Operating Results
The following table shows comparative power revenues, operating income, adjusted EBITDA, and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Revenues	$43,815	$42,498	$1,317	3.1%
Operating income (loss)	(7,731)	3,836	(11,567)	(301.5)%
Adjusted EBITDA(1)	4,043	9,281	(5,238)	(56.4)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our power segment operating income decreased to a loss for the six months ended June 30, 2014 due to the restructured ROVA contract. Operating income was also negatively impacted by $5.9 million of derivative losses on ROVA's purchased power contracts.
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Heritage segment operating expenses	$7,389	$7,705	$(316)	(4.1)%
Our heritage segment operating expenses for the six months ended June 30, 2014 were comparable with the six months ended June 30, 2013.
Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Corporate segment operating expenses	$6,034	$3,987	$2,047	51.3%
Our corporate segment operating expenses for the six months ended June 30, 2014 increased due to higher compensation expenses.
Nonoperating Results (including interest expense, interest income, other income, income tax expense, and net income attributable to noncontrolling interest)
Our interest expense for the six months ended June 30, 2014 increased by $6.3 million compared to the six months ended June 30, 2013 primarily due to higher debt levels, excluding $16.1 million of expenses discussed in Items that Affect Comparability of Our Results.
Our interest income, other income and income tax expense for the six months ended June 30, 2014 increased due to the Canadian Acquisition when compared to the six months ended June 30, 2013.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Our net income attributable to noncontrolling interest for the six months ended June 30, 2014 was nil compared with $0.8 million for the six months ended June 30, 2013 related to the elimination of the noncontrolling interest effective January 1, 2014.
Reconciliation of Adjusted EBITDA to Net Income (Loss)
The discussion in “Results of Operations” includes references to our Adjusted EBITDA results. EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization and accretion expense. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Reconciliation of Adjusted EBITDA to Net income (loss)
Net income (loss)	$(63,154)	$2,217	$(82,185)	$(1,870)

Income tax expense	3,807	28	3,697	55
Interest income	(1,582)	(280)	(1,884)	(577)
Interest expense	21,786	10,076	42,584	20,236
Depreciation, depletion and amortization	24,479	15,397	40,538	29,823
Accretion of ARO and receivable	5,809	3,156	9,288	6,338
Amortization of intangible assets and liabilities	157	165	310	326
EBITDA	(8,698)	30,759	12,348	54,331

Restructuring charges	7,543	—	7,941	—
(Gain) loss on foreign exchange	(2,649)	—	4,141	—
Loss on extinguishment of debt	12,635	64	12,635	64
Acquisition related costs (1)	20,175	—	20,463	—
Customer payments received under loan and lease receivables	3,285	—	3,285	—
Derivative loss	5,930	—	5,930	—
Gain on sale of assets and other adjustments	(385)	(204)	(440)	(506)
Share-based compensation	1,718	1,385	2,445	3,771
Adjusted EBITDA	$39,554	$32,004	$68,748	$57,660
____________________

(1)
Includes acquisition and transition costs included in Selling and administrative on the Consolidated Statements of Operations and the impact of cost of sales related to the sale of inventory written up to fair value in the Canadian Acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Adjusted EBITDA by Segment
Coal - U.S.	$24,039	$29,369	$54,332	$58,936
Coal - Canada	21,988	—	21,988	—
Power	(789)	7,572	4,043	9,281
Heritage	(3,559)	(3,530)	(7,389)	(7,705)
Corporate	(2,125)	(1,409)	(4,226)	(2,852)
Total	$39,554	$32,002	$68,748	$57,660

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Liquidity and Capital Resources
We had the following liquidity at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In millions)
Cash and cash equivalents	$40.6	$61.1
WML revolving line of credit	—	23.1
Corporate revolving line of credit	35.0	20.0
Total	$75.6	$104.2
We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
We are a holding company and conduct our operations through subsidiaries. Our parent holding company has significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the parent company are distributions from our principal operating subsidiaries. The cash at substantially all of our subsidiaries has no restrictions and is immediately available. The cash at our captive insurance entity is available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is two hundred and fifty thousand dollars.
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
In June, 2014 we started to contribute Company stock to our 401(k) plan instead of cash. Annual requirements for this funding approximates three million dollars.
Debt Obligations
10.75% Senior Notes
The 10.75% Senior Notes (including the Add-On Notes) were outstanding in the principal amount of $675.5 million at June 30, 2014. Interest is due at an annual fixed rate of 10.75% and paid in cash semi-annually, in arrears, on February 1 and August 1 of each year. The 10.75% Senior Notes mature February 1, 2018 and contain provisions that affect our sources of liquidity, such as limitations on our ability to enter into new capital leases and other forms of credit. The notes are fully and unconditionally guaranteed by substantially all of our subsidiaries.
Add-On Notes - 10.75% Senior Notes
On February 7, 2014, we closed on a private offering of $425.0 million in aggregate principal amount of 10.75% senior secured notes due 2018 at a price of 106.875% plus accrued interest from February 1, 2014, referred to as the New Notes. Total proceeds of the offering were $454.2 million, which included $29.2 million of debt premium. The net proceeds of the offering of the New Notes were used to finance the $282.8 million initial cash payment for the Canadian Acquisition and cash transaction costs associated with the Canadian Acquisition and offering of the New Notes of approximately $24.0 million. The remaining balance of the proceeds were used to fund the prepayment of the WML Notes and for other general corporate purposes. In connection with the prepayment, we also terminated the WML revolving credit facility.
Promptly following the completion of the Canadian Acquisition, we exchanged the New Notes for $425.0 million aggregate principal amount of add-on 10.75% senior secured notes due 2018, referred to as the Add-On Notes, and we became party to a registration rights agreement, pursuant to which we agreed to register with the Securities and Exchange Commission the exchange of Add-On Notes for registered notes with the same terms as the existing 10.75% Senior Notes due 2018. We will pay interest on the Add-On Notes semi-annually on February 1st and August 1st of each year beginning on August 1, 2014.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

2012 Revolving Credit Agreement
Our 2012 Revolving Credit Agreement has a borrowing limit of $60.0 million and an expiration date of June 30, 2017. The revolver may support up to $60.0 million of letters of credit, which would reduce the balance available under the revolver. At June 30, 2014, availability on the revolver was $35.0 million with no outstanding balance and $25.0 million of supported letters of credit.
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
The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio. The fixed charge coverage ratio must meet or exceed a specified minimum. We met these covenant requirements as of June 30, 2014. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent and substantially all of its subsidiaries.
Capital Leases
During the six months ended June 30, 2014, we entered into $12.9 million of new capital leases at our Kemmerer Mine. In addition, we assumed $122.6 million of capital lease obligations in the Canadian Acquisition.
Asset Retirement Obligations
We assumed $102.1 million of asset retirement obligations in the Canadian Acquisition.
Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by payments of our heritage health and pension obligations as follows:

	Six Months Ended June 30,		2014 Remaining Expected Amounts
	2014	2013
	(In millions)
Postretirement medical benefits	$5.6	$6.0	$8.2
Combined Benefit Fund premiums	1.0	1.2	1.0
Workers’ compensation benefits	0.2	0.4	0.4
Total heritage health payments	$6.8	$7.6	$9.6

Pension contributions	$1.1	$—	$3.2
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$10,573	$34,924
Investing activities	(360,991)	(15,105)
Financing activities	330,956	(15,155)
Cash provided by operating activities decreased $24.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to increased interest from higher debt levels, Canadian Acquisition costs, unfavorable impacts of weather, and the restructured ROVA contract.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Cash used in investing activities increased $345.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the $322.6 million cash consideration for the Canadian Acquisition, which includes $39.8 million for a working capital adjustment. Capital expenditures were $17.4 million and $13.5 million for the six months ended June 30, 2014 and 2013, respectively.
Cash provided by financing activities increased $346.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the Canadian Acquisition debt. Debt repayments were $97.5 million and $16.1 million for the six months ended June 30, 2014 and 2013, respectively.
We had a working capital surplus of $50.8 million at June 30, 2014 compared with a working capital deficit of $8.0 million at December 31, 2013 primarily due to the increase in inventories related to the Canadian Acquisition.
Equity Offering
Subsequent to June 30, 2014, we completed a public offering on July 16, 2014, of 1,684,507 shares of common stock at $35.50 per share for gross proceeds of $59.8 million. We intend to use the net proceeds from the offering to increase our overall financial flexibility, pursue organic and acquisition growth strategies and for general corporate purposes.
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
During the six months ended June 30, 2014 we added approximately CAD $143.8 million of surety bonds related to the reclamation obligations for our mines in Canada. We also added approximately $12 million of letters of credit to secure our additional financial obligations related to our Canadian operations.
Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Other than the changes below, there have been no material changes in our market risk during the six months ended June 30, 2014. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2013 Form 10-K.
Commodity Risks
We are exposed to commodity price risk on sales of power at our ROVA facility. We have entered into derivative contracts to purchase power in the future at fixed prices. Such derivative contracts are structured to manage our exposure to changing power prices and not for trading.
Foreign Currency Exchange Rates
We are exposed to the effects of changes in exchange rates primarily from the Canadian dollar at our Canadian operations. To address the risks arising from adverse changes in foreign currency exchange rates from our planned cash flows in the Canadian Acquisition we entered into various derivative contracts. All decisions on derivative contracts are authorized and executed pursuant to our policies and procedures, which do not allow the use of financial instruments for trading purposes. There were no foreign currency derivative contracts outstanding as of June 30, 2014.
A description of our accounting policies for derivative financial instruments is included in Notes 1 and 10 to the consolidated financial statements.

ITEM 4	— CONTROLS AND PROCEDURES.
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2014. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.
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

On April 28, 2014, we closed on the Canadian Acquisition. As a result of the acquisition, we are in the process of reviewing the internal controls of the Canadian operations and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired operations. Except for the acquisition, there have been no changes in internal control over financial reporting that occurred during the six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not realize the anticipated benefits of the Canadian Acquisition, including potential synergies, due to challenges associated with integrating the Canadian subsidiaries or other factors.
The long-term success of the Canadian Acquisition on our company will depend in part on the success of our management in efficiently integrating the operations, technologies and personnel of the Canadian subsidiaries. Our management’s inability to meet the challenges involved in successfully integrating the Canadian subsidiaries or to otherwise realize the anticipated benefits of the transaction could harm our results of operations.
The challenges involved in the integration of the Canadian subsidiaries include:

•	integrating the operations, processes, people and technologies relating to the Canadian subsidiaries;

•	coordinating and integrating regulatory, benefits, operations and development functions;

•	demonstrating to customers that the Canadian Acquisition will not result in adverse changes in coal quality, delivery schedules and other relevant deliverables;

•	managing and overcoming the unique characteristics of the Canadian subsidiaries, such as the specific mining conditions at each of the acquired mines;

•	retaining the personnel of the Canadian subsidiaries and integrating the business cultures, operations, systems and clients of the Canadian subsidiaries with our own;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations and administrative functions; and

•	identifying the potential unknown liabilities associated with the Canadian subsidiaries and other Canadian assets.
In addition, the overall integration of the Canadian subsidiaries will require substantial attention from our management, particularly in light of the geographically dispersed operations of the acquired mines relative to our other mines and operations and the unique characteristics of the Canadian assets. If our senior management team is required to devote considerable amounts of time to the integration process, it will decrease the time they will have to manage our business, develop new strategies and grow our business. If our senior management is not able to manage the integration process effectively, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.
Furthermore, the anticipated benefits and synergies of the Canadian Acquisition are based on assumptions and current expectations, with limited actual experience, and assume that we will successfully integrate and reallocate resources without unanticipated costs and that our efforts will not have unforeseen or unintended consequences. In addition, our ability to realize the benefits and synergies of the Canadian Acquisition could be adversely impacted to the extent that relationships with existing or potential customers, suppliers or the workforce of the Canadian subsidiaries is adversely affected as a consequence of the Canadian Acquisition, as a result of further weakening of global economic conditions, or by practical or legal constraints on our ability to successfully integrate the operations of the Canadian assets.

We cannot assure you that we will successfully or cost-effectively integrate the Canadian assets into our operations in a timely manner, or at all, and we may not realize the anticipated benefits of the acquisition, including potential synergies or growth opportunities, to the extent or in the time frame anticipated. The failure to do so could have a material adverse effect on our financial condition, results of operations and business.
Risks associated with being highly leveraged.
At June 30, 2014, we had outstanding indebtedness of approximately $833.0 million, which includes the $425.0 million aggregate principal amount of 10.75% Senior Secured Notes due 2018 and the capital leases we assumed in the Canadian Acquisition. We may also incur additional indebtedness in the future, including additional indebtedness under our revolving credit facility. Our leverage position may, among other things:

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
On January 23, 2014, Moody’s Investor Service, or Moody’s, concluded its review of our ratings which was initiated on December 26, 2013, following the announcement of the Canadian Acquisition, and confirmed our existing credit ratings. However, we cannot assure you that rating agencies will not downgrade the credit rating on the notes in the future. Any such downgrade, or any perceived decrease in our creditworthiness, could impede our ability to refinance existing debt or secure new debt or otherwise increase our future cost of borrowing and could create additional concerns on the part of our customers, partners, investors and employees about our financial condition and results of operations.
As a mine mouth operator, we provide coal to a small group of customers. This dependence could adversely affect our revenues if such customers reduce or suspend their coal purchases or if they become unable to pay for our coal.
In 2013, we derived approximately 67% of our total revenues from coal sales to five power plants: Colstrip Units 3&4 (17%), Naughton Power Station (17%), Limestone Generating Station (13%), Colstrip Units 1 & 2 (13%) and Coyote Station (7%). Similarly, for full-year 2013, the Canadian subsidiaries sold approximately 25% of their total aggregate coal production to two customers, SaskPower (13%) and Capital Power (12%). Interruption in the purchases of coal by our principal customers could significantly affect our revenues.
Unscheduled maintenance outages or other outages at our customers’ power plants, unseasonably moderate weather, higher-than-anticipated hydro seasons or increases in the production of alternative clean-energy generation such as wind power, or decreases in the price of competing fossil fuels such as natural gas, could cause our customers to reduce their purchases. 11 of our 12 mines are dedicated to supplying customers located adjacent to or near the mines, and these mines may have difficulty identifying alternative purchasers of their coal if their existing customers suspend or terminate their purchases.
Additionally, certain of our long-term contracts are set to expire in the next several years. Our contracts with the Sherburne County Station are three-year rolling contracts, with one-third of the tonnage expiring on an annual basis. Our contract with Coyote Station, located adjacent to our Beulah Mine, and averaging approximately 2.5 million tons of coal sold per year, expires in May 2016 and is not expected to be renewed. Our contract with Colstrip Units 3 & 4 expires in December 2019. Should we be unable to successfully renew any or all of these expiring contracts, the reduction in the sale of our coal would adversely affect our operating results and liquidity and could result in significant impairments to the affected mine should the mine be unable to execute a new long-term coal supply agreement. The long term agreements we acquired or subsequently negotiated in connection with the Canadian Acquisition have long-remaining terms with the exception of the contract applicable to Poplar River Mine, which is set to expire in 2015. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during the duration of specified events beyond the control of the affected party. Additionally, many of our coal supply agreements contain provisions allowing customers to suspend acceptance of coal shipments if coal delivered does not meet certain quality thresholds.
Similarly, interruption in the purchase of power by Dominion North Carolina Power, or Dominion, could also negatively affect our revenues. During the year ended December 31, 2013, the sale of power by our Roanoke Valley Energy Facility, or ROVA, to Dominion accounted for approximately 13% of our consolidated revenues. Although ROVA supplies power to Dominion under long-term power purchase agreements, if Dominion is unable or unwilling to pay for the power produced by ROVA in a timely manner, it could have a material adverse effect on our results of operations, financial condition, and liquidity.

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
We estimate that our gross reclamation and mine-closing liabilities, which are based upon projected mine lives, current mine plans, permit requirements and our experience, were $389.4 million (on a present value basis) at June 30, 2014. Of these June 30, 2014 liabilities, our customers have assumed $101.9 million by contract. In addition, we held final reclamation deposits, received from customers, of approximately $75.9 million at June 30, 2014 to provide for these obligations. We estimate that our obligation for final reclamation that was not the contractual responsibility of others or covered by offsetting reclamation deposits was $211.6 million at June 30, 2014. We must recover this $211.6 million from revenues generated by coal sales.
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
We are required to provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis. Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company. In 2013, we paid approximately $6.4 million in premiums for reclamation bonds. We anticipate that, as we permit additional areas for our mines, our bonding and collateral requirements could increase. Any cash that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities. Our results of operations could be negatively affected if the cost of our reclamation bonding premiums and collateral requirements were to increase. Additionally, if we are unable to obtain additional bonding capacity due to cash flow constraints, we will be unable to begin mining operations in newly permitted areas, which would hamper our ability to efficiently meet our current customer contract deliveries, expand operations, and increase revenues. We used approximately $48.1 million to collateralize new bonds in connection with the Canadian Acquisition.
Our coal mining operations are subject to external conditions that could disrupt operations and negatively affect our results of operations.
Our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production, and increase the cost of mining at particular mines for varying lengths of time. These conditions or events include: unplanned equipment failures; geological, hydrological or other conditions such as variations in the quality of the coal produced from a particular seam; variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; weather conditions; and competition and/or conflicts with other natural gas resource extraction activities and production within our operating areas. For example, in our recent past, we have endured poor rail performance at the Absaloka Mine, a major blizzard at the Beulah Mine, a trestle fire at the Beulah Mine, and an unanticipated replacement of boom suspension cables on one of our draglines, all of which interrupted deliveries. Major disruptions in operations at any of our mines over a lengthy period could adversely affect the profitability of our mines.
In addition, unplanned outages of draglines and extensions of scheduled outages due to mechanical failures or other problems occur from time-to-time and are an inherent risk of our coal mining business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer tons of coal. As of June 30, 2014, five of our 30 owned or operated draglines were not in use due to either equipment servicing or because the dragline was scheduled to be down based on the operational needs of our mines. If properly maintained, a dragline can operate for 40 years or longer. As of December 31, 2013, the average age of Westmoreland’s dragline fleet (including the Canadian subsidiaries) was 33 years. In addition, at our Kemmerer Mine we use shovels instead of draglines. If properly maintained, a shovel can last for 30 years or longer. As of December 31, 2013, the average age of our shovels was 16 years. As our draglines, shovels and other major equipment ages, we may experience unscheduled maintenance outages or increased maintenance costs, which would adversely affect our operating results.
Unplanned outages and extensions of scheduled outages due to mechanical failures or other problems occur from time-to-time at our power plant customers and are an inherent risk of our business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer tons of coal. For example, in November 2011, the Sherburne County station experienced an explosion and fire that caused an extended outage. As a result, we lost approximately 50% of our coal sales in 2012 and 2013 at our Absaloka Mine. While Sherburne County station initially indicated a start-up date of March 2013, it did not ultimately resume operations until October 2013, resulting in additional lost coal sales during 2013. We maintain business interruption insurance coverage to lessen the impact of events such as this, and have received a total of approximately $33.6 million of cash proceeds in insurance compensation for lost sales to the Sherburne County station. While we believe our insurance did not fully compensate us for the impact of lost sales, we believe the shortfall was not material. However, business interruption insurance may not always provide adequate compensation for lost coal sales, and significant unanticipated outages at our power plant customers which result in lost coal sales could result in significant adverse effects on our operating results.
Long-term sales and revenues could be significantly affected by environmental regulations and the effects of the environmental lobby.
A consortium of environmental activists is actively pushing to shut down one-third of the nation’s coal plants by 2020. They are taking particular interest in Colstrip Units 1 and 2 and are actively lobbying the U.S. Environmental Protection Agency, or EPA, to require cost-prohibitive pollution control equipment. In litigation filed in 2012, the activists stated that the EPA’s Best Available Retrofit Technology (“BART”) analysis for regional haze provides support for a determination that additional controls or upgrades to controls to improve regional haze are necessary to achieve BART. A decision in the case is pending. In 2013, environmental groups also filed a citizen suit complaint in Montana district court asserting that the owners and operators of Colstrip are in violation of Clean Air Act requirements. Trial in the case is set for late in 2014. If environmental groups are successful, Colstrip would be required to undergo new permitting and comply with more stringent emission limits applicable to a number of pollutants. If additional emissions controls and upgrades are required at Colstrip Units 1 and 2, it is possible the owners could elect to shut down the units in lieu of making the large capital expenditures required to comply. If such a decision were made, we could lose coal sales of approximately 3.0 million tons per year starting in approximately 2015. The loss of the sale of this tonnage at our Rosebud Mine could have a material adverse effect on the mine’s revenues and profitability.
Additionally, Rocky Mountain Power, the owner of the Naughton Power Station located adjacent to our Kemmerer Mine, which is our Kemmerer Mine’s primary customer, has sought regulatory approval to convert Unit 3 at Naughton to 100% natural gas fueling. When complete, the conversion of Unit 3 to natural gas will result in the loss of coal sales at our Kemmerer Mine. However, Rocky Mountain Power recently announced the conversion of Naughton Unit 3 will not occur until 2018. In addition, price protections built into the contract that are in effect from 2017 to 2021 will partially offset the effects of lowered volume following the conversion of Unit 3. Despite these price protections, the lost sales at the Kemmerer Mine could have a material adverse effect on the mine’s revenues and profitability and on our operating results.
In September 2013, the EPA reproposed new source performance standards for greenhouse gases (“GHG”) that would require new fossil-fuel fired power plants to install carbon capture and sequestration systems. The EPA stated that it intends to finalize the rule by January of 2015. The EPA also is developing GHG standards for existing and modified power plants, initial draft proposals of which the EPA released on June 2, 2014. The proposed rule sets the standard for existing sources as state-specific carbon emission rates that, if finalized, would be phased in between 2020 and 2030. The proposed rule would give states the discretion to use a variety of approaches-including cap-and-trade programs-to meet the standard. The EPA estimates that the proposed existing source rule would reduce CO2 emissions from the power sector by 30 percent by 2030, with a focus on emissions from coal-fired generation. The EPA plans to finalize the rule by June 2015, with state plans due by June 2016, with one- to two-year extensions available. It is difficult to predict at this time the effect these proposed rules would have on our revenues and profitability.
Following the Canadian Acquisition, we are also affected by Canadian GHG emissions regulations. On September 12, 2012, the federal government of Canada released final regulations for reducing GHG emissions from coal-fired electricity generation: “Reduction of Carbon Dioxide Emissions from Coal-Fired Generation of Electricity” (the “Canadian CO2 Regulations”). The Canadian CO2 Regulations will require certain Canadian coal-fired electricity generating plants, effective July 1, 2015, to achieve an average annual emissions intensity performance standard of 420 tons of CO2 per gigawatt hour. The impact of the Canadian CO2 Regulations on existing plants will vary by province and specific location. PMRL’s long-term sales could be reduced unless certain existing plants that it supplies or new plants built to replace such existing plants are equipped with carbon capture and sequestration or other technology that achieves the prescribed performance standard, the impact of the Canadian CO2 Regulations is altered by equivalency agreements, or the Canadian CO2 Regulations are changed to lower the performance standard.
In addition, various Canadian provincial governments and other regional initiatives are moving ahead with GHG reduction and other initiatives designed to address climate change. As it is unclear at this time what shape additional regulation in Canada will ultimately take, it is not yet possible to reliably estimate the extent to which such regulations will impact the operations we acquired in the Canadian Acquisition. However, our Canadian operations involve large facilities, so the setting of emissions targets (whether in the manner described above or otherwise) may well affect some or all of our Canadian customers, and may in turn have a material adverse effect on our business, results of operations and financial performance. In addition to directly emitting GHGs, the operations we acquired in the Canadian Acquisition require large quantities of power. Future taxes on or regulation of power producers or an increase in cost of the fuels used in power production (including coal, oil and gas or other products) may also add to our operating costs.
Our Absaloka Mine benefited from Indian Coal Production Tax Credits, or ICTC, the permanent loss of which will adversely affect the financial condition of the operation.
The ICTC, which our Absaloka Mine historically benefited from, expired in December 2013 and has not been extended or renewed. There is no assurance that a renewal, if any is enacted, would be enacted with retroactive effect. The provisions regarding any future renewal may not be as favorable as those that previously existed. Additionally, the investment in Absaloka Coal LLC by our partner did not continue after December 31, 2013. We expect to seek a new partner in the event of a future renewal, but our results of operations will continue to be negatively affected during the interim period and for any period for which the ICTC is not renewed with retroactive effect. From 2009 through 2013, we experienced a yearly average of $3.1 million of income and $6.1 million of cash receipts from Absaloka Coal LLC’s participation in ICTC transactions.
Union represented labor creates an increased risk of work stoppages and higher labor costs.
Approximately 70% of our total U.S. workforce is represented by two labor unions, the International Union of Operating Engineers and the UMWA. Our unionized workforce is spread out amongst the majority of our surface mines. As a majority of our workforce is unionized, there may be an increased risk of strikes and other labor disputes, and our ability to alter labor costs is subject to collective bargaining. The collective bargaining agreement relating to the represented workforce at the Absaloka Mine expired in mid-2011. We were successful in negotiating a new agreement without any work stoppages or other disruptions. In 2012, we were successful in entering into agreements with our workforce at Savage, Kemmerer and Rosebud. If our Jewett Mine operations were to become unionized, we could be subject to additional risk of work stoppages, other labor disputes and higher labor costs, which could adversely affect the stability of production and our results of operations. While strikes are generally a force majeure event in long-term coal supply agreements, thereby exempting the mine from its delivery obligations, the loss of revenue for even a short time could have a material adverse effect on our financial results.
Congress has proposed legislation to enact a law allowing workers to choose union representation solely by signing election cards, which would eliminate the use of secret ballots to elect union representation. While the impact is uncertain, if the government enacts this proposal into law, which would make it administratively easier to unionize, it may lead to more coal mines becoming unionized.
Approximately 65% of our total Canadian workforce is represented by a labor union. There are labor agreements in place with one or more unions at each of the producing mines we acquired in the Canadian Acquisition, other than the Genesee Mine. Our collective bargaining agreement related to the Estevan Mine will expire on June 30, 2015. If we are not successful in negotiating new labor agreements as they expire with any of the Canadian workforce unions or otherwise maintaining strong partnerships with them, it could result in labor disputes, work stoppages or higher labor costs, any of which could have an adverse effect on our business and results of operations.
Following the Canadian Acquisition, we are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates between the U.S. and Canada.
Following the Canadian Acquisition, we face increased exposure to exchange rate fluctuations between the Canadian dollar and U.S. dollar. We realize a large portion of our revenues from sales made from the Canadian assets in Canadian dollars, and many of the expenses incurred by the Canadian assets are recognized in Canadian dollars. The exchange rate of the Canadian dollar to the U.S. dollar has been at or near historic highs in recent years. In the event that the Canadian dollar weakens in comparison to the U.S. dollar, earnings generated from Canadian operations will translate into reduced earnings in our consolidated statements of operations reported in U.S. dollars. In addition, our Canadian subsidiaries also record certain accounts receivable and accounts payable, which are denominated in Canadian dollars. Foreign currency transactional gains and losses are realized upon settlement of these assets and obligations.
Following the Canadian Acquisition, fluctuations in the U.S. dollar relative to the Canadian dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our Canadian operations will be translated using period-end exchange rates, and the revenues and expenses of our Canadian operations will be translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive loss as a component of stockholders’ equity.
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
Any decrease in the aggregate amount of coal exported from the United States and Canada, or any increase in the aggregate amount of coal imported into the United States and Canada, could have a material adverse impact on the demand for our coal, our pricing and our profitability. Ongoing uncertainty in European economies and slowing economies in China, India and Brazil have reduced and may continue to reduce near-term pricing and demand for coal exported from the United States and Canada. The operations we acquired in the Canadian Acquisition include a mine in western Canada that primarily supplies premium thermal coal to the Asian export market. Ownership of this mine will increase our exposure to price fluctuations in the international coal market, and a substantial downturn in demand in the Asian market could have a material adverse effect on our financial condition and results of operations.
Extensive government regulations impose significant costs on our mining operations, and future regulations could increase those costs or limit our ability to produce and sell coal.
The coal mining industry is subject to increasingly strict regulation by federal, state and local authorities with respect to matters such as:

•	limitations on land use;

•	employee health and safety;

•	mandated benefits for retired coal miners;

•	mine permitting and licensing requirements;

•	reclamation and restoration of mining properties after mining is completed;

•	air quality standards;

•	discharges to water;

•	construction and permitting of facilities required for mining operations, including valley fills and other structures constructed in water bodies and wetlands;

•	protection of human health, plant life and wildlife;

•	management of the materials generated by mining operations and discharge of these materials into the environment;

•	effects of mining on groundwater quality and availability; and

•	remediation of contaminated soil, surface and groundwater.
We are required to prepare and present to governmental authorities data concerning the potential effects of any proposed exploration or production of coal on the environment and the public has statutory rights to submit objections to requested permits and approvals. The costs, liabilities and requirements associated with these and other regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Failure to comply with these regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. We may also incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provision for our workers’ compensation liabilities, it could harm our future operating results. If we are pursued for any sanctions, costs and liabilities, our mining operations and, as a result, our results of operations, could be adversely affected.
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
Concerns regarding climate change are, in many of the jurisdictions in which we operate, leading to increasing interest in, and in some cases enactment of, laws and regulations governing greenhouse gas emissions, which affect the end-users of coal and could reduce the demand for coal as a fuel source and cause the volume of our sales or the prices we receive to decline. These laws and regulations also have imposed, and will continue to impose, costs directly on us.
GHG emissions have increasingly become the subject of international, national, state, provincial and local attention. Coal-fired power plants can generate large amounts of carbon and other GHG emissions. Accordingly, legislation or regulation intended to limit GHGs will likely indirectly affect our coal operations by limiting our customers’ demand for our products or reducing the prices we can obtain, and also may directly affect our own power operations. In the United States, the EPA has issued a notice of finding and determination that emissions of carbon dioxide, methane, nitrous oxide and other GHGs present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA implemented GHG-related reporting and permitting rules. Portions of the EPA’s GHG permitting rules, which were the subject of litigation by some industry groups and states, were recently struck down in part by the U.S. Supreme Court, but the EPA’s authority to impose GHG permitting requirements on a majority of large emissions sources, including coal-fired electric utilities, remain in place. President Obama in June 2013 announced a Climate Action Plan, which included a Presidential Memorandum directing the EPA to issue standards for GHG emissions from existing, modified and reconstructed fossil-fuel fired power plants. The EPA issued a revised proposal with standards for new fossil fuel-fired plants, including coal-fired plants, in September 2013, which the EPA plans to finalize by January 2015. The EPA also has released its “Clean Power Plan” in June 2014, which includes proposed standards for existing and modified sources. Under the Clean Power Plan as currently proposed, the EPA would set standards for existing sources as stringent state-specific carbon emission rates that, if finalized, would be phased in between 2020 and 2030. The proposed rule would give states the discretion to use a variety of approaches-including cap-and-trade programs-to meet the standard. The EPA estimates that the proposed existing source rule would reduce CO2 emissions from the power sector by 30 percent by 2030, with a focus on emissions from coal-fired generation. The EPA plans to finalize the rule by June 2015, with state plans due by June 2016, with one- to two-year extensions available. The U.S. Congress has considered, and in the future may again consider, legislation governing GHG emission, including “cap and trade” legislation that would establish a cap on emissions of GHGs covering much of the economy in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. In addition, coal-fired power plants, including new coal-fired power plants or capacity expansions of existing plants, have become subject to opposition by environmental groups seeking to curb the environmental effects of GHG emissions. It is difficult to predict at this time the effect these proposed rules would have on our revenues and profitability.
In Canada, in September 2012 the federal government released final regulations for reducing GHG emissions from coal-fired electricity generation through the Canadian CO2 Regulations. The Canadian CO2 Regulations will require certain Canadian coal-fired electricity generating units, effective July 1, 2015, to achieve an average annual emissions intensity performance standard of 420 tons of CO2 per gigawatt hour. According to Sherritt International Corporation’s public filings, this performance standard represents approximately one-half of the annual average CO2 emissions intensity of the customer generating assets currently served by the Prairie operations. The performance standard will apply to new units commissioned after July 1, 2015 and to units that are considered to have reached the end of their useful life, generally between 45 and 50 years from the unit’s commissioning date. New and end-of-life units that incorporate technology for carbon capture and sequestration may apply for a temporary exemption from the performance standard that would remain in effect until 2025, provided that certain implementation milestones are met. Provincial equivalency agreements, under which the Canadian CO2 Regulations would stand down, are being negotiated or discussed with the provinces of Alberta and Saskatchewan. The Prairie coal production in the long-term could be reduced unless certain existing units or new units of the customers served by the Prairie operations are equipped with carbon capture and storage or other technology that achieves the prescribed performance standard, the impact of the Regulations is altered by equivalency agreements, or the Canadian CO2 Regulations are changed to lower the performance standard. The impact of the Canadian CO2 Regulations on existing units will vary by location and province.
In addition, various Canadian provincial governments and other regional initiatives are moving ahead with GHG reduction and other initiatives designed to address climate change. For example, under the Climate Change and Emissions Management Act (the “CCEM”), the Province of Alberta enacted the “Specified Gas Emitters Regulation.” As of January 1, 2008, this enactment requires certain existing facilities with direct emissions of 100,000 tons or more of certain specified gases to ensure that the net emissions intensity for a year for an established facility must not exceed 88% of the baseline emissions intensity for the facility. For the 2011 compliance period, CVRI’s Coal Valley operations exceeded the 100,000 ton emissions threshold established under the Specified Gas Emitters Regulation, and Coal Valley was required to contribute to the Climate Change and Emissions Management Fund. According to Sherritt International Corporation’s public filings, for the 2012 compliance period, the preliminary calculations indicate Coal Valley will be required to purchase fund credits. It is anticipated that for the next several years, emissions intensity at Coal Valley will increase as the distance between the coal being mined and the processing plant increases. The Government of Alberta has also introduced a complementary Specified Gas Reporting Regulation, which came into force on October 20, 2004. This legislation requires all industrial emitters emitting 50,000 tons or more of CO2 to report their annual GHG emissions in accordance with the specified Gas Reporting Standard published by the Government of Alberta. In Saskatchewan, Bill 126, The Management and Reduction of Greenhouse Gases Act, was passed in 2010 but is not yet proclaimed in force. The legislation provides a framework for the control of GHG emissions by regulated emitters and will be proclaimed once accompanying draft regulations are finalized.
As it is unclear at this time what shape additional regulation in Canada will ultimately take, it is not yet possible to estimate the extent to which such regulations will impact the operations we acquired in the Canadian Acquisition. However, those operations involve large facilities, so the setting of emissions targets (whether in the manner described above or otherwise) may well affect them and may have a material adverse effect on our business, results of operations and financial performance. These developments in both Canada and the United States could have a variety of adverse effects on demand for the coal we produce. For example, laws or regulations regarding GHGs could result in fuel switching from coal to other fuel sources by electricity generators, or require us, or our customers, to employ expensive technology to capture and sequester carbon dioxide. Political and environmental opposition to capital expenditure for coal-fired facilities could affect the regulatory approval required for the retrofitting of existing power plants. For example, the Naughton power facility, which is located adjacent to the Kemmerer Mine, announced in April 2012 that it is seeking regulatory approval to switch Unit 3 to natural gas from coal. The conversion of Naughton Unit 3 to natural gas would result in significant reduction in coal sales from our Kemmerer Mine, and could have a material adverse effect on our results of operations. However, Rocky Mountain Power, the owner of the Naughton facility, recently announced that the conversion will not take place until at least 2018. Political opposition to the development of new coal-fired power plants, or regulatory uncertainty regarding future emissions controls, may result in fewer such plants being built, which would limit our ability to grow in the future.
In addition to directly emitting GHGs, the operations we acquired in the Canadian Acquisition require large quantities of power. Future taxes on or regulation of power producers or the production of coal, oil and gas or other products may also add to our operating costs. And many of the developments in the U.S. discussed above that may affect our customers and demand for our coal could also affect us directly through adverse impacts on ROVA.
Depending on how they evolve, such developments, individually or in the aggregate, may have a material adverse effect on our business, results of operations and financial performance.
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

The EPA intends to issue or has issued a number of significant regulations that will impose more stringent requirements relating to air, water and waste controls on electric generating units. These rules include the EPA’s pending new requirements for coal combustion residue (“CCR”) management that may further regulate the handling of wastes from the combustion of coal. In addition, in February 2012, the EPA signed a rule to reduce emissions of mercury and toxic air pollutants from new and existing coal- and oil-fired electric utility steam generating units, often referred to as the MATS Rule. This rule was upheld by the Federal Court of Appeals for the D.C. Circuit in April 2014. In April 2014, the U.S. Supreme Court upheld the EPA’s Cross-State Air Pollution Rule (“CSAPR”), which would require stringent reductions in emissions of nitrogen oxides and sulfur dioxide from power plants in much of the Eastern United States, including Texas and North Carolina. The EPA has filed a motion to have the D.C. Circuit lift its stay on the CSAPR. In May 2014, the EPA Administrator signed a final rule that establishes requirements for cooling water intake structures for the withdrawal of cooling water by electric generating plants; the rule is anticipated to affect over 500 power plants.
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
The regulation of air emissions in Canada may also reduce the demand for the products of the operations we acquired in the Canadian Acquisition. Specifically, the Alberta Environmental Protection and Enhancement Act (“EPEA”) and the Canadian Environmental Protection Act, 1999 (“CEPA, 1999”) and the provision for the reporting of pollutants via the National Pollutant Release Inventory (“NPRI”), could also have a significant effect on the customers of our Canadian mines, which in turn could, over time, significantly reduce the demand for the coal produced from those mines.
The customers of our Canadian mines must comply with a variety of environmental laws that regulate and restrict air emissions, including the EPEA and its regulations, and the CEPA, 1999. Because many of these customers’ activities generate air emissions from various sources, compliance with these laws requires our customers in Canada to make investments in pollution control equipment and to report to the relevant government authorities if any emissions limits are exceeded or are made in contravention of the applicable regulatory requirements.
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

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company's purchases of its common stock during the three months ended June 30, 2014 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1, 2014	80,740	$31.38
June 12, 2014	5,698	$34.37
June 30, 2014	1,679	$36.28
____________________

(1)	Shares purchased as indicated in this table represent the withholding of a portion of restricted shares to cover taxes on vested restricted and unrestricted shares.

ITEM 4	— MINE SAFETY DISCLOSURE.
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act. Section 1503(a) of the Act contains reporting requirements regarding mine safety. Mine safety violations and other regulatory matters, as required by Section 1503(a) of the Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this report on Form 10-Q.

ITEM 6	— EXHIBITS.

See Exhibit Index at the end of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	July 31, 2014	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer and Treasurer (Principal Financial Officer and A Duly Authorized Officer)

Date:	July 31, 2014	/s/ Russell H. Werner
Russell H. Werner
Controller (Principal Accounting Officer and A Duly Authorized Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith	Submitted Herewith

1.1	Underwriting Agreement dated July 10, 2014 among Westmoreland Coal Company, BMO Capital Markets Corp. and Deutsche Bank Securities Inc., as representatives of the several underwriters	8-K	001-11155	1.1	7/16/2014
10.1	Form of 2014 Time Vested Restricted Stock Unit Agreement for Directors					X
10.2	Form of Time Vested Restricted Stock Unit Agreement for 2014 Awards					X
10.3	Form of Performance Vested Restricted Stock Unit Agreement for 2014 Awards					X
10.4	Amending Agreement, dated as of April 27, 2014, by and among Westmoreland, Sherritt, Altius Minerals Corporation and the other parties thereto	8-K	001-11155	10.1	5/2/2014
10.5	Third Supplemental Indenture, dated as of April 28, 2014, by and among Westmoreland, Westmoreland Partners, Wells Fargo Bank, National Association, as trustee, Wells Fargo Bank, National Association, as note collateral agent, and the guarantors party thereto	8-K	001-11155	10.2	5/2/2014
10.6	Fourth Supplemental Indenture, dated as of April 28, 2014, by and among Westmoreland, Westmoreland Partners, Wells Fargo Bank, National Association, as trustee, Wells Fargo Bank, National Association, as note collateral agent, and the new guarantors party thereto	8-K	001-11155	10.3	5/2/2014
10.7	Registration Rights Agreement, dated as of April 28, 2014, by and among Westmoreland, Westmoreland Partners, the guarantors party thereto, and BMO Capital Markets Corp. and Deutsche Bank Securities Inc.	8-K	001-11155	10.4	5/2/2014
10.8	Amended and Restated Loan and Security Agreement, dated as of April 28, 2014, by and among Westmoreland, certain of its subsidiaries, The PrivateBank and Trust Company, as Administrative Agent, and the lenders party thereto	8-K	001-11155	10.5	5/2/2014
10.9	Amended and Restated Intercreditor Agreement, dated as of April 28, 2014, by and among Wells Fargo Bank, National Association, as note collateral agent, The PrivateBank and Trust Company, as administrative agent, acknowledged and agreed to by Westmoreland and certain of its subsidiaries	8-K	001-11155	10.6	5/2/2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is "unaudited" or "unreviewed."