Form 10-Q
period 2014-09-30
WESTMORELAND COAL Co
filed 2014-10-28
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 22, 2014: 17,074,140 shares of common stock, $2.50 par value.

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$123,690	$61,110
Receivables:
Trade	138,779	66,196
Loan and lease receivables	10,332	—
Contractual third-party reclamation receivables	7,666	8,487
Other	2,437	5,086
	159,214	79,769
Inventories	114,225	39,972
Deferred income taxes	2,226	5,355
Restricted investments and bond collateral	—	5,998
Other current assets	14,602	12,835
Total current assets	413,957	205,039
Property, plant and equipment:
Land and mineral rights	444,701	278,188
Plant and equipment	801,967	657,696
	1,246,668	935,884
Less accumulated depreciation, depletion and amortization	503,929	445,848
Net property, plant and equipment	742,739	490,036
Loan and lease receivables	76,080	—
Advanced coal royalties	7,533	7,311
Reclamation deposits	77,131	74,921
Restricted investments and bond collateral	108,734	69,235
Contractual third-party reclamation receivables, less current portion	90,248	88,303
Investment in joint venture	30,766	—
Intangible assets, net of accumulated amortization of $15.3 million and $14.1 million at September 30, 2014 and December 31, 2013, respectively	335	1,520
Other assets	30,985	10,320
Total Assets	$1,578,508	$946,685
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$40,931	$44,343
Accounts payable and accrued expenses:
Trade and other accrued liabilities	140,946	57,507
Interest payable	12,510	11,321
Production taxes	50,427	41,905
Workers’ compensation	702	717
Postretirement medical benefits	13,955	13,955
SERP	390	390
Deferred revenue	13,554	14,068
Asset retirement obligations	29,529	23,353
Other current liabilities	9,775	5,469
Total current liabilities	312,719	213,028
Long-term debt, less current installments	777,999	295,494
Workers’ compensation, less current portion	6,580	6,744
Excess of black lung benefit obligation over trust assets	10,768	8,675
Postretirement medical benefits, less current portion	272,523	270,374
Pension and SERP obligations, less current portion	20,772	24,176
Deferred revenue, less current portion	37,984	46,567
Asset retirement obligations, less current portion	355,278	256,511
Intangible liabilities, net of accumulated amortization of $13.2 million and $12.4 million at September 30, 2014 and December 31, 2013, respectively	4,805	5,606
Deferred income taxes	12,325	5,355
Other liabilities	31,086	2,034
Total liabilities	1,842,839	1,134,564
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; issued and outstanding 91,694 shares at September 30, 2014 and 159,960 at December 31, 2013	92	160
Common stock of $2.50 par value
Authorized 30,000,000 shares; issued and outstanding 17,059,922 shares at September 30, 2014 and 14,592,231 shares at December 31, 2013	42,649	36,479
Other paid-in capital	188,214	134,861
Accumulated other comprehensive loss	(67,520)	(63,595)
Accumulated deficit	(427,766)	(295,784)
Total shareholders’ deficit	(264,331)	(187,879)
Total Liabilities and Shareholders’ Deficit	$1,578,508	$946,685
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Revenues	$337,830	$176,792	$805,989	$500,739
Cost, expenses and other:
Cost of sales	285,524	138,193	670,467	399,142
Depreciation, depletion and amortization	28,175	17,434	68,713	47,257
Selling and administrative	24,434	12,498	68,551	36,354
Heritage health benefit expenses	3,315	4,057	10,246	11,117
Loss (gain) on sales of assets	119	(13)	114	(321)
Restructuring charges	3,265	—	11,207	—
Unrealized derivative loss	23,691	—	29,621	—
Income from equity affiliates	(1,261)	—	(2,060)	—
Other operating loss (income)	—	(3,913)	151	(19,055)
	367,262	168,256	857,010	474,494
Operating income (loss)	(29,432)	8,536	(51,021)	26,245
Other income (expense):
Interest expense	(21,251)	(9,909)	(63,835)	(30,145)
Loss on extinguishment of debt	(13)	—	(12,648)	(64)
Interest income	2,468	301	4,351	878
Loss on foreign exchange	(1,742)	—	(5,883)	—
Other income	118	89	697	287
	(20,420)	(9,519)	(77,318)	(29,044)
Loss before income taxes	(49,852)	(983)	(128,339)	(2,799)
Income tax expense (benefit)	(718)	30	2,979	85
Net loss	(49,134)	(1,013)	(131,318)	(2,884)
Less net loss attributable to noncontrolling interest	—	(3,774)	—	(2,976)
Net income (loss) attributable to the Parent company	(49,134)	2,761	(131,318)	92
Less preferred stock dividend requirements	195	340	664	1,020
Net income (loss) applicable to common shareholders	$(49,329)	$2,421	$(131,982)	$(928)
Net loss per share applicable to common shareholders:
Basic	$(2.95)	$0.17	$(8.49)	$(0.06)
Diluted	$(2.95)	$0.16	$(8.49)	$(0.06)
Weighted average number of common shares outstanding
Basic	16,729	14,592	15,554	14,457
Diluted	16,729	14,927	15,554	14,457
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net loss	$(49,134)	$(1,013)	$(131,318)	$(2,884)
Other comprehensive income (loss):
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	361	872	1,078	2,617
Adjustments to accumulated actuarial losses and transition obligations, pension	(371)	—	(172)	—
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	3	1,002	13	3,004
Tax effect of other comprehensive income gains	(487)	—	(711)	—
Change in foreign currency translation adjustment	(14,642)	—	(5,364)	—
Unrealized and realized gains and losses on available-for-sale securities	1,231	(16)	1,231	(55)
Other comprehensive income	(13,905)	1,858	(3,925)	5,566
Comprehensive income (loss) attributable to the Parent company	$(63,039)	$845	$(135,243)	$2,682
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Deficit
Nine Months Ended September 30, 2014
(Unaudited)

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2013	159,960	$160	14,592,231	$36,479	$134,861	$(63,595)	$(295,784)	$(187,879)
Preferred dividends declared	—	—	—	—	—	—	(664)	(664)
Common stock issued as compensation	—	—	26,045	63	3,393	—	—	3,456
Common stock options exercised	—	—	19,500	49	369	—	—	418
SARs exercised	—	—	11,042	28	(28)	—	—	—
Conversion of convertible notes and securities	(68,266)	(68)	466,367	1,167	(1,099)	—	—	—
Common stock issued to pension plan assets	—	—	46,323	117	1,824	—	—	1,941
Offering shares	—	—	1,684,507	4,211	52,262	—	—	56,473
Issuance of restricted stock	—	—	213,907	535	(3,368)	—	—	(2,833)
Net loss	—	—	—	—	—	—	(131,318)	(131,318)
Other comprehensive income	—	—	—	—	—	(3,925)	—	(3,925)
Balance at September 30, 2014	91,694	$92	17,059,922	$42,649	$188,214	$(67,520)	$(427,766)	$(264,331)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(131,318)	$(2,884)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	68,713	47,257
Accretion of asset retirement obligation and receivable	16,257	9,507
Non-cash tax benefits	(711)	—
Amortization of intangible assets and liabilities, net	385	498
Share-based compensation	3,456	4,594
Loss (gain) on sales of assets	114	(321)
Amortization of deferred financing costs	2,365	2,790
Loss on extinguishment of debt	12,648	64
Loss (gain) on sales of investment securities	36	(25)
Unrealized loss on derivative	29,621	—
Loss on foreign exchange	5,883	—
Pension settlement accounting	814	—
Income from equity affiliates	(2,060)	—
Distributions from equity affiliates	2,948	—
Changes in operating assets and liabilities:
Receivables	(24,520)	(8,491)
Inventories	55,399	(1,600)
Excess of black lung benefit obligation over trust assets	2,093	53
Deferred income tax	3,344	—
Accounts payable and accrued expenses	6,377	12,457
Deferred revenue	(9,140)	(8,275)
Income tax payable	556	(26)
Accrual for workers’ compensation	(178)	(359)
Asset retirement obligations	(5,881)	(6,888)
Accrual for postretirement medical benefits	2,163	6,030
Pension and SERP obligations	(1,004)	2,273
Other assets and liabilities	(149)	1,815
Net cash provided by operating activities	38,211	58,469
Cash flows from investing activities:
Additions to property, plant and equipment	(35,646)	(20,223)
Change in restricted investments and bond collateral and reclamation deposits	(41,795)	(9,652)
Cash payments related to Canadian Acquisition	(322,637)	—
Cash acquired related to Canadian Acquisition, net	8,103	—
Net proceeds from sales of assets	38,085	604
Proceeds from the sale of restricted investments	7,279	7,927
Payments related to loan and lease receivables	(2,514)	—
Receipts from loan and lease receivables	5,057	—
Receivable from customer for property and equipment purchases	55	(1)
Other	(602)	—
Net cash used in investing activities	(344,615)	(21,345)
Cash flows from financing activities:
Change in book overdrafts	(317)	20
Borrowings from long-term debt, net of debt premium	454,219	—
Repayments of long-term debt	(110,792)	(22,065)
Borrowings on revolving lines of credit	15,000	7,000
Repayments on revolving lines of credit	(15,000)	(7,000)

Debt issuance costs and other refinancing costs	(27,827)	(182)
Preferred dividends paid	(664)	(1,020)
Proceeds from issuance of common shares	56,473	—
Exercise of stock options	417	—
Net cash provided by (used in) financing activities	371,509	(23,247)
Effect of foreign exchange rates on cash	(2,525)	—
Net increase (decrease) in cash and cash equivalents	62,580	13,877
Cash and cash equivalents, beginning of period	61,110	31,610
Cash and cash equivalents, end of period	$123,690	$45,487
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
Canadian Operations – Prairie Mines & Royalty ULC, or PMRU, operates five surface coal mines in Alberta and Saskatchewan. PMRU owns and operates the Paintearth, Sheerness, Genesee, Poplar River and Estevan mines. PMRU directly owns a 50% joint venture interest in the Estevan Activated Carbon Joint Venture, at the Estevan mine, which produces activated carbon for the removal of mercury from flue gas. PMRU also sells char to the barbecue briquette industry. Coal Valley Resources Inc., or CVRI, operates the Coal Valley Mine which is a surface mine located in West Central Alberta where the majority of coal is exported overseas to Asian utility companies and commodity traders. CVRI operated the Obed Mountain surface mine, which ceased production in 2013 and is currently in reclamation.
The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014.
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
Business Interruption Insurance
The Company received business interruption insurance proceeds for the nine months ended September 30, 2014 due to an explosion and subsequent fire at a customer’s facility that occurred in November 2011. Operations at that facility resumed during October 2013. The Company recognizes income as business interruption losses are incurred and reimbursement is virtually assured. The Company reports this income in Other operating income and recognized nil and $16.3 million of income for the nine months ended September 30, 2014 and 2013, respectively. The Company received $4.6 million of cash proceeds for the nine months ended September 30, 2014 related to income recorded in 2013. Insurance proceeds are included in Net cash provided by operating activities. As of September 30, 2014, the Company has collected all cash proceeds related to income recognized.
Inventories
Inventories, which include materials and supplies as well as raw coal, are stated at the lower of cost or market. Cost is determined using the average cost method. Coal inventory costs include labor, supplies, equipment, depreciation, depletion, amortization, operating overhead and other related costs.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Derivatives
The Company enters into financial derivatives to manage exposure to fluctuations in foreign currency exchange rates and power prices. The Company does not utilize derivative financial instruments for trading purposes or for speculative purposes.
The Company’s derivative instruments are recorded at fair value with changes in fair value recognized in the Consolidated Statements of Operations at the end of each period in Loss on foreign exchange or Unrealized derivative loss.
Foreign Exchange Transactions
Amounts held and transactions denominated in foreign currencies other than the operating unit’s functional currency give rise to foreign exchange gains and losses which are included within Loss on foreign exchange.
Equity-Method Investments
The Company's 50% interest in the Estevan Activated Carbon Joint Venture is accounted for under the equity method of accounting. Investments in unconsolidated affiliates that the Company has the ability to exercise significant influence over, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its proportionate share of the entity’s net income or loss at each reporting period in Income from equity affiliates on the Consolidated Statements of Operations with a corresponding entry to increase or decrease the carrying value of the investment.
Loan and Lease Receivables

The Company periodically makes loans and finance leases at the Genesee mine in accordance with its operating agreement with its only customer for purposes of funding capital expenditures and working capital requirements. Finance lease and loan receivables are measured at the present value of the future lease payments at the inception of the arrangement. Lease payments received are comprised of a repayment of principal and finance income. Finance income is recognized based on the interest rate implicit in the finance lease. PMRU recognizes finance income over periods between 3 and 27 years, which reflect a constant periodic return on its net investment in the finance lease. Initial direct costs are included in the initial measurement of the finance lease receivables and reduce the amount of income recognized over the lease term.
Income Taxes

The Company’s effective tax rate in the nine months ended September 30, 2014, was lower than the effective tax rate in the nine months ended September 30, 2013, primarily due to the forecasted 2014 decrease in pre-tax loss and the related income tax expense from the Canadian Acquisition.

For the nine months ended September 30, 2014, the Company’s effective tax rate differs from the statutory rate primarily due to the U.S. valuation allowance and foreign operations. For the nine months ended September 30, 2013, the Company’s effective tax rate differs from the statutory rate primarily due to the U.S. valuation allowance.

The Company has recorded a $5.8 million liability for unrecognized tax benefits at September 30, 2014 with no liability recorded at December 31, 2013. This liability relates to the utilization of prior losses and is currently under review by taxing authorities. It is reasonably possible that the liability for unrecognized tax benefits will significantly change in the next twelve months upon the taxing authorities concluding the review.

Foreign Currency Translation

The functional currency of the Company’s Canadian operations is the Canadian dollar. The Company’s Canadian operations’ assets and liabilities are translated at period end exchange rates, and revenues and costs are translated using average exchange rates for the period. Foreign currency translation adjustments are reported in Other comprehensive income.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the presentation of 2014, with no effect on previously reported net loss, cash flows or shareholders’ deficit. The reclassification affected accounts within current assets, current liabilities and noncurrent liabilities on the Consolidated Balance Sheet.

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
In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

2.    ACQUISITION
Agreement to Acquire the General Partner of Oxford Resource Partners
On October 16, 2014, Westmoreland, Oxford Resource Partners, LP (NYSE: OXF, “Oxford”) and Oxford Resources GP, LLC, the general partner of Oxford (“Oxford GP”), announced that Westmoreland plans to acquire Oxford GP and contribute certain royalty bearing coal reserves to Oxford in return for Oxford common units.
The series of contemplated transactions are cross-conditioned upon each other and the transactions involving Oxford must be approved by a majority of the outstanding Oxford common unitholders that are not owned by Oxford GP and its affiliates and by a majority of the outstanding subordinated units. In addition, the transactions are conditioned upon Westmoreland either amending its existing credit facility and bond indenture or refinancing all of its existing debt, and also upon the refinancing of Oxford’s existing debt. Oxford intends to promptly file a proxy statement with the SEC for review and it is anticipated that the unitholder vote will be held in December 2014. Upon receiving unitholder approval, all of the transactions are expected to be closed concurrent with the debt transactions. It is anticipated that the transactions will be completed during the fourth quarter of 2014.
Canadian Acquisition
On December 24, 2013, the Company entered into an agreement to acquire Sherritt International Corporation’s Prairie and Mountain coal mining operations, collectively referred to as the Canadian Acquisition. On April 28, 2014, Westmoreland Coal Company consummated the Canadian Acquisition. These operations, referred to as the Canadian operations, include six producing thermal coal mines in the Canadian provinces of Alberta and Saskatchewan, a char production facility, and a 50% interest in an activated carbon plant. The Canadian properties include approximately 649 million tons of total proven or probable coal reserves as of December 31, 2013. The purchase consideration included a $282.8 million initial cash payment made on April 28, 2014, a cash payment for a working capital adjustment of $39.8 million made on June 25, 2014, and assumed liabilities of $332.3 million.
In connection with the Canadian Acquisition: (i) proceeds from a private offering of $425.0 million in aggregate principal amount of 10.75% senior secured notes, or the New Notes, were released from escrow and such notes were automatically exchanged for identical notes issued by Westmoreland and Westmoreland Partners, as co-issuers; (ii) Westmoreland increased its revolving line of credit to $60.0 million; and (iii) Westmoreland Mining LLC, or WML, a wholly owned subsidiary of Westmoreland, provided prepayment notices to holders of its 8.02% senior secured notes due 2018, which notes were prepaid at the end of May 2014. Acquisition related costs of $33.1 million have been expensed for the nine months ended September 30, 2014; which include a $14.2 million charge to cost of sales related to the sale of inventory written up to fair value in the acquisition, $7.8 million of expenses included in Selling and administrative costs, $6.2 million of loss on foreign exchange as described in Note 10, and $4.9 million included in Interest expense related to a bridge facility commitment fee.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

A summary of the purchase consideration and a preliminary allocation of the purchase consideration follows (in millions):

	Provisional as of June 30, 2014	Adjustments	Provisional as of September 30, 2014
Purchase Price:
Cash paid - Initial payment	$282.8	$—	$282.8
Cash paid - Working capital adjustment	39.8	—	39.8
Total cash consideration	$322.6	$—	$322.6

Preliminary allocation of purchase price:
Assets:
Cash and cash equivalents	$26.2	$—	$26.2
Trade receivables	49.9	—	49.9
Inventories - materials and supplies	52.0	—	52.0
Inventories - coal	79.8	—	79.8
Loan and lease receivables	11.2	—	11.2
Deferred tax assets	6.7	(5.7)	1.0
Other current assets	3.4	—	3.4
Total current assets	229.2	(5.7)	223.5
Land and mineral rights	151.3	5.7	157.0
Plant and equipment	139.6	(28.8)	110.8
Loan and lease receivables	83.8	(4.7)	79.1
Contractual third-party reclamation receivables, less current portion	6.8	—	6.8
Investment in joint venture	32.1	—	32.1
Intangible assets	—	37.0	37.0
Other assets	10.3	(1.7)	8.6
Total Assets	653.1	1.8	654.9
Liabilities:
Current installments of long-term debt	(36.3)	—	(36.3)
Trade payables and other accrued liabilities	(93.7)	(6.5)	(100.2)
Asset retirement obligations	(9.7)	—	(9.7)
Total current liabilities	(139.7)	(6.5)	(146.2)
Long-term debt, less current installments	(86.3)	—	(86.3)
Asset retirement obligations, less current portion	(92.4)	—	(92.4)
Deferred tax liabilities	(12.1)	4.7	(7.4)
Total Liabilities	(330.5)	(1.8)	(332.3)
Net fair value	$322.6	$—	$322.6
The $26.2 million of cash and cash equivalents noted above includes $18.1 million which was used for immediate payment of an assumed liability on the acquisition date, leaving $8.1 million of net cash received upon the acquisition.
During the third quarter of 2014, the Company transferred to an unrelated 3rd party the contract related to the $37.0 million intangible asset noted above. Proceeds of $37.0 million were received from the unrelated 3rd party, with no gain or loss recognized on the transaction.
The results of operations of the Canadian operations from the acquisition date of April 28, 2014 have been included in the Company's consolidated results of operations for the three and nine months ended September 30, 2014. The Canadian operations generated $267.4 million of revenue and $14.2 million of operating loss since the April 28, 2014 acquisition date.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
Total Revenues	(In thousands, except per share data)
As reported	$176,792	$805,989	$500,739
Pro forma	$334,760	$1,012,209	$1,007,495

Operating Income
As reported	$8,536	$(51,021)	$26,245
Pro forma	$24,353	$(43,867)	$54,458

Net income (loss) applicable to common shareholders
As reported	$2,421	$(131,982)	$(928)
Pro forma	$3,315	$(146,837)	$(5,816)

Net income (loss) per share applicable to common shareholders
Basic, as reported	$0.17	$(8.49)	$(0.06)
Basic, pro forma	$0.23	$(9.44)	$(0.40)
Diluted, as reported	$0.16	$(8.49)	$(0.06)
Diluted, pro forma	$0.22	$(9.44)	$(0.40)

3.    INVENTORIES
Inventories consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Coal stockpiles	$27,870	$543
Coal fuel inventories	3,425	6,161
Materials and supplies	83,703	34,233
Reserve for obsolete inventory	(773)	(965)
Total	$114,225	$39,972

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

4.    RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Coal - U.S. Segment:
WML debt reserve account	$—	$13,067
Reclamation bond collateral:
Kemmerer Mine	25,544	24,966
Absaloka Mine	11,775	11,653
Rosebud Mine	3,145	3,145
Beulah Mine	1,270	1,270
Coal - Canada Segment:
PMRU	16,203	—
CVRI	31,867	—
Power Segment:
Restricted investments	3,400	5,998
Corporate Segment:
Postretirement medical benefit bonds	8,707	8,467
Workers’ compensation bonds	6,823	6,667
Total restricted investments and bond collateral	108,734	75,233
Less current portion	—	(5,998)
Total restricted investments and bond collateral, less current portion	$108,734	$69,235
For all of its restricted investments and bond collateral accounts, the Company can select from limited fixed-income investment options for the funds and receive the investment returns on these investments. Funds in the restricted investments and bond collateral accounts are not available to meet the Company’s general cash needs.
These accounts include available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss.
During the quarter ended September 30, 2014, the Company decided to more actively manage its investment yields. This decision resulted in the sale of $5.1 million carrying value of securities and realized gains of less than $0.1 million during the quarter ended September 30, 2014 that were previously designated as held-to-maturity. The Company transferred the remainder of its securities classified as held-to-maturity to available-for-sale securities. The carrying value of held-to-maturity securities held as Restricted investments and bond collateral transferred to available-for-sale during the quarter ended September 30, 2014 was $34.5 million. As a result of the transfer, the Company recorded $0.6 million of unrealized holding gains in Accumulated other comprehensive loss during the quarter ended September 30, 2014.
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at September 30, 2014 were as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$71,164	$71,164	Level 1
Time deposits	2,451	2,451	Level 1
Available-for-sale	35,119	35,119	Level 1
	$108,734	$108,734

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Available-for-Sale Restricted Investments and Bond Collateral
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at September 30, 2014 were as follows (in thousands):

Cost basis	$34,538
Gross unrealized holding gains	643
Gross unrealized holding losses	(62)
Fair value	$35,119
Maturities of available-for-sale securities were as follows at September 30, 2014:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$1,097	$1,106
Due in five years or less	14,245	14,504
Due after five years to ten years	8,872	9,106
Due in more than ten years	10,324	10,403
	$34,538	$35,119

5.	RESTRUCTURING CHARGES
In 2013, the Company entered into an agreement with Dominion Virginia Power, a subsidiary of Dominion, to restructure the remaining 5 years of the ROVA contract. The Company recorded a restructuring charge for additional contractual obligations of less than $0.1 million and $0.5 million for the three and nine months ended September 30, 2014, respectively. The Company expects that the $0.4 million of accruals as of September 30, 2014 will be paid out by the end of 2014.
The table below represents the restructuring provision activity related to the ROVA restructuring affecting our Power segment during the nine months ended September 30, 2014 (in millions):

Beginning Balance	Restructuring Charges	Restructuring Payments	Ending Balance
$5.1	$0.5	$5.2	$0.4
During the second quarter of 2014, the Company initiated strategic changes related to the Canadian Acquisition. The restructuring actions are expected to be completed in 2014. The Company recorded restructuring charges for one-time employee termination benefits of $3.3 million and $10.7 million for the three and nine months ended September 30, 2014, respectively, and expects that accruals will be paid through 2016.
The table below represents the restructuring provision activity related to the Canadian Acquisition affecting our Coal - Canada and Coal - U.S. segments during the nine months ended September 30, 2014 (in millions):

Beginning Balance	Restructuring Charges	Restructuring Payments	Ending Balance
$—	$10.7	$4.2	$6.5

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

6.    LINES OF CREDIT AND DEBT
The amounts outstanding under the Company’s debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	September 30, 2014	December 31, 2013
	(In thousands)
10.75% Senior Notes due 2018	$250,485	$251,500
Add-On Notes - 10.75% senior notes due 2018	425,000	—
8.02% WML term debt due 2018	—	85,500
Capital lease obligations	120,961	10,153
Other	4,635	1,209
Debt premium (discount), net	17,849	(8,525)
Total debt outstanding	818,930	339,837
Less current installments	(40,931)	(44,343)
Total debt outstanding, less current installments	$777,999	$295,494
The following table presents aggregate contractual debt maturities of all debt:

As of September 30, 2014
(In thousands)
2014	$10,896
2015	40,380
2016	38,559
2017	25,764
2018	682,978
Thereafter	2,504
Total	801,081
Plus: debt premium (discount), net	17,849
Total debt	$818,930
On February 7, 2014, the Company closed on a private offering of $425.0 million in aggregate principal amount of 10.75% senior notes due 2018 at a price of 106.875% plus accrued interest from February 1, 2014, referred to as the New Notes. Total proceeds of the offering were $454.2 million, which included $29.2 million of debt premium. The net proceeds of the offering of the New Notes were used to finance the $282.8 million initial cash payment for the Canadian Acquisition and cash transaction costs associated with the Canadian Acquisition and offering of the New Notes of approximately $24.0 million. The remaining balance of the proceeds were used to fund the prepayment of the WML Notes and for other general corporate purposes. The Company recorded $12.5 million of loss on extinguishment of debt for the nine months ended September 30, 2014 related to the payoff of the WML term debt. This loss included an $11.6 million make-whole payment with the remaining loss due to the write-off of unamortized debt issuance costs. In connection with the WML prepayment, the WML revolving credit facility was terminated. Upon the prepayment of the WML Notes, WML’s assets were pledged as collateral for the senior notes.
Promptly following the completion of the Canadian Acquisition, the Company exchanged the New Notes for $425 million aggregate principal amount of add-on 10.75% senior secured notes due 2018, referred to as the Add-On Notes, and the Company became party to a registration rights agreement, pursuant to which the Company agreed to register with the Securities and Exchange Commission the exchange of Add-On Notes for registered notes with the same terms as the existing 10.75% Senior Notes due 2018. All of the Add-On Notes were exchanged for registered notes in September 2014. The Company will pay interest on the Add-On Notes semi-annually on February 1st and August 1st of each year beginning on August 1, 2014.

The Company amended its existing corporate revolving credit agreement to increase the maximum available borrowing amount to $60 million, with an “accordion feature” pursuant to which the maximum principal amount available for borrowings under the credit agreement can be increased to $100 million under certain circumstances. The revolver may support

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

an equal amount of letters of credit, which would reduce the balance available under the revolver. At September 30, 2014, availability on the revolver was $35.2 million with no outstanding balance and $24.8 million of supported letters of credit.
The Company capitalized debt issuance costs of $16.2 million during the nine months ended September 30, 2014 related to the new senior notes and the amendment of its revolver.
During the nine months ended September 30, 2014, the Company paid $1.0 million, excluding accrued interest, to repurchase Senior Notes with a principal amount of $1.0 million pursuant to the excess cash flow offer requirements under its indenture described below. The Company recognized losses of $0.1 million on these repurchases, which were recorded as losses on extinguishment of debt. The losses on the repurchases were measured based on the carrying value of the repurchased portion of the Senior Notes, which included a portion of the unamortized debt issue costs and the debt discount on the dates of repurchase.
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
During the nine months ended September 30, 2014, the Company entered into $15.5 million of new capital leases.
Additional information regarding the Company’s debt is outlined in Note 5 to the Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K.

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
The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$822	$1,109	$2,467	$3,327
Interest cost	3,203	3,035	9,610	9,104
Amortization of deferred items	4	1,001	13	3,004
Total net periodic benefit cost	$4,029	$5,145	$12,090	$15,435
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Former mining operations	$2,402	$3,119	$7,210	$9,356
Current operations	1,627	2,026	4,880	6,079
Total net periodic benefit cost	$4,029	$5,145	$12,090	$15,435
The costs for the former mining operations are included in Heritage health benefit expenses and costs for current operations are included in Cost of sales and Selling and administrative expenses.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Pension
The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements.
The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$500	$587	$1,500	$1,760
Interest cost	1,747	1,590	5,240	4,771
Expected return on plan assets	(2,154)	(2,192)	(6,461)	(6,577)
Amortization of deferred items	359	872	1,078	2,617
Total net periodic pension cost	$452	$857	$1,357	$2,571
These costs are included in Cost of sales and Selling and administrative expenses.
In one of the Company’s pension plans, lump sum distributions through the third quarter of 2014 exceeded the sum of that plan’s service and interest costs. As a result, the Company recorded a $0.8 million loss on settlement accounting in the third quarter of 2014.
The Company contributed $4.1 million to its pension plans in the nine months ended September 30, 2014. Of these contributions, $2.2 million was made in cash and $1.9 million was made in Company stock. The Company does not expect to make any additional pension plan contributions during the remainder of 2014.
8.    HERITAGE HEALTH BENEFIT EXPENSES
The caption Heritage health benefit expenses used in the consolidated statements of operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Health care benefits	$2,404	$3,179	$7,054	$9,446
Combined benefit fund payments	342	576	1,366	1,727
Workers’ compensation benefits	120	99	380	331
Black lung benefits	449	203	1,446	(387)
Total	$3,315	$4,057	$10,246	$11,117

9.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE AND RECLAMATION DEPOSITS
The asset retirement obligation, contractual third-party reclamation receivable, and reclamation deposits for each of the Company’s operating segments at September 30, 2014 are summarized below:

	Asset Retirement Obligation	Contractual Third-Party Reclamation Receivable	Reclamation Deposits
	(In thousands)
Coal - U.S.	$279,859	$91,370	$77,131
Coal - Canada	104,004	6,544	—
Power	944	—	—
Total	$384,807	$97,914	$77,131

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Asset Retirement Obligations
Changes in the Company’s asset retirement obligations were as follows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$279,864	$263,847
Accretion	23,329	16,426
Liabilities settled	(18,759)	(17,072)
ARO acquired	102,075	—
Changes due to foreign currency translation	(1,702)	—
Asset retirement obligations, end of period	384,807	263,201
Less current portion	(29,529)	(25,038)
Asset retirement obligations, less current portion	$355,278	$238,163
Contractual Third-Party Reclamation Receivables
At September 30, 2014, the Company recognized as an asset of $97.9 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for future reclamation expenditures.
Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at September 30, 2014 were as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$44,248	$44,248	Level 1
Available-for-sale securities	32,883	32,883	Level 1
	$77,131	$77,131
These accounts include available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss.
During the quarter ended September 30, 2014, the Company decided to more actively manage its investment yields. This decision resulted in the sale of $1.8 million carrying value of securities and realized losses of less than $0.1 million during the quarter ended September 30, 2014. The Company transferred the remainder of its securities classified as held-to-maturity to available-for-sale securities. The carrying value of held-to-maturity securities held as Reclamation deposits transferred to available-for-sale during the quarter ended September 30, 2014 was $32.2 million. As a result of the transfer, the Company recorded $0.6 million of unrealized holding gains in Accumulated other comprehensive loss during the quarter ended September 30, 2014.

Available-for-Sale Reclamation Deposits

The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at September 30, 2014 were as follows (in thousands):

Cost basis	$32,232
Gross unrealized holding gains	911
Gross unrealized holding losses	(260)
Fair value	$32,883

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Maturities of available-for-sale securities were as follows at September 30, 2014:

	Amortized Cost	Fair Value
	(In thousands)
Within one year	$530	$475
Due in five years or less	16,397	16,840
Due after five years to ten years	7,793	7,856
Due in more than ten years	7,512	7,712
	$32,232	$32,883

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
During 2014, the Company entered into contracts to purchase power at its ROVA facility to manage exposure to power price fluctuations. These contracts cover the period from April 2014 to March 2019 and contracted power prices range from $41.05 to $56.33 megawatts per hour, with a weighted average contract price of $43.73 over the remaining contract lives. The fair value of these power price derivatives are based on comparing contracted prices to projected future prices.
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying Consolidated Balance Sheet was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	September 30, 2014
Contracts to purchase power	Other current liabilities	$4,206
Contracts to purchase power	Other liabilities	25,415
The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations was as follows (in thousands):

Derivative Instruments	Statement of Operations Location	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Canadian dollar foreign exchange forward contracts	Loss on foreign exchange	$—	$(6,209)
Contracts to purchase power	Unrealized derivative loss	(23,691)	(29,621)

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
The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value at September 30, 2014:

Level 1
(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$35,119
Available-for-sale investments included in Reclamation deposits	32,883
Total assets	$68,002
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of September 30, 2014, the Company had no long-term debt with Level 3 fair values. The estimated fair values of the Company’s debt with fixed interest rates are as follows:

	Carrying Value	Fair Value
	(In thousands)
December 31, 2013	$328,475	$364,329
September 30, 2014	$693,334	$710,948
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

12.    SHAREHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Preferred Stock
The Company has outstanding Series A Convertible Exchangeable Preferred Stock on which cumulative dividends of $2.125 per share are payable quarterly. The Company paid $0.7 million of preferred stock dividends for the nine months ended September 30, 2014. During the three and nine months ended September 30, 2014, approximately 4,075 and 68,266 shares of preferred stock, respectively, were converted into 27,841 and 466,367 shares of common stock, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Changes in Accumulated Other Comprehensive Income (Loss)
The following table reflects the changes in accumulated other comprehensive income (loss) by component:

	Pension	Postretirement medical benefits	Available for sale securities	Foreign currency translation adjustment	Tax effect of other comprehensive income gains	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2013	$(12,255)	$(20,292)	$—	$—	$(31,048)	$(63,595)
Other comprehensive income (loss) before reclassifications	(172)	—	1,231	(5,364)	(711)	(5,016)
Amounts reclassified from accumulated other comprehensive income (loss)	1,078	13	—	—	—	1,091
Balance at September 30, 2014	$(11,349)	$(20,279)	$1,231	$(5,364)	$(31,759)	$(67,520)
The following table reflects the reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2014 are as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss[1]		Affected line item in the statement where net income (loss) is presented
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Amortization of defined benefit pension items
Actuarial losses	$361	$1,078	[2]
Amortization of postretirement medical items
Prior service costs	$(161)	$(479)	[3]
Actuarial losses	164	492	[3]
Total	$3	$13
____________________

(1)	Amounts in parentheses indicate debits to income/loss.

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 7 - Pension for additional details)

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic postretirement medical cost. (See Note 7 - Postretirement Medical Benefits for additional details)

Equity Offering
On July 16, 2014, the Company completed a public offering of 1,684,507 shares of common stock at $35.50 per share for gross proceeds of $59.8 million. Brokerage fees were $1.775 per share or $3.0 million and legal and other fees associated with the offering were $0.3 million. The Company intends to use the net proceeds of $56.5 million from the offering to increase its overall financial flexibility, pursue organic and acquisition growth strategies and for general corporate purposes.

13.     SHARE-BASED COMPENSATION
The Company grants employees and non-employee directors restricted stock units. Non-employee directors receive equity awards with a value of $90,000 after each annual meeting.
In June 2014, the Company began contributing Company stock to its 401(k) plan instead of cash.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$334	$728	$2,450	$2,239
Contributions of stock to the Company's 401(k) plan	677	95	1,006	2,355
Total share-based compensation expense	$1,011	$823	$3,456	$4,594
Restricted Stock Units
A summary of restricted stock award activity for the nine months ended September 30, 2014 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2013	588,727	$9.37
Granted	178,031	30.53
Vested	(263,864)	11.37
Forfeited	(91,331)	6.55
Non-vested at September 30, 2014	411,563	$15.29	$4,022	(1)
____________________

(1)	Expected to be recognized over the next three years.
Stock Options
A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2013	145,806	$21.97
Exercised	(19,500)	$21.40
Expired	—	$—
Outstanding and exercisable at September 30, 2014	126,306	$22.06	3.5	$1,939	$—
There were no stock options granted during the nine months ended September 30, 2014.
SARs
A summary of SARs activity for the nine months ended September 30, 2014 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2013	70,734	$22.60
Exercised	(40,891)	$21.42
Expired	—	$—
Outstanding and exercisable at September 30, 2014	29,843	$24.22	1.4	$393	$—

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

There were no SARs granted during the nine months ended September 30, 2014.

14.    EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, and restricted stock units. No such items were included in the computations of diluted loss per share in the nine months ended September 30, 2014 and September 30, 2013 because the Company incurred a net loss applicable to common shareholders in these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Convertible securities	$626	$1,093	$626	$1,093
Restricted stock units, stock options and SARs	568	478	568	813
Total shares excluded from diluted shares calculation	$1,194	$1,571	$1,194	$1,906

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Summarized financial information by segment is as follows:

	Coal - U.S.	Coal - Canada(1)	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended September 30, 2014
Revenues	$165,051	$151,340	$21,439	$—	$—	$337,830
Restructuring charges	292	2,411	(40)	—	602	3,265
Depreciation, depletion, and amortization	13,771	11,862	2,504	—	38	28,175
Operating income (loss)	4,793	(1,453)	(26,413)	(3,915)	(2,444)	(29,432)
Total assets	665,292	607,565	163,528	15,996	126,127	1,578,508
Capital expenditures	12,841	5,280	164	—	—	18,285
Three Months Ended September 30, 2013
Revenues	$151,881	$—	$24,911	$—	$—	$176,792
Depreciation, depletion, and amortization	14,838	—	2,552	—	44	17,434
Operating income (loss)	9,564	—	5,087	(4,326)	(1,789)	8,536
Total assets	714,841	—	180,967	15,419	28,612	939,839
Capital expenditures	6,803	—	17	—	(64)	6,756
Nine Months Ended September 30, 2014
Revenues	$473,350	$267,387	$65,252	$—	$—	$805,989
Restructuring charges	783	9,058	459	—	907	11,207
Depreciation, depletion, and amortization	40,552	20,533	7,512	—	116	68,713
Operating income (loss)	17,069	(14,162)	(34,147)	(11,303)	(8,478)	(51,021)
Total assets	665,292	607,565	163,528	15,996	126,127	1,578,508
Capital expenditures	22,427	12,775	419	—	25	35,646
Nine Months Ended September 30, 2013
Revenues	$433,330	$—	$67,409	$—	$—	$500,739
Depreciation, depletion, and amortization	39,496	—	7,632	—	129	47,257
Operating income (loss)	35,130	—	8,922	(12,031)	(5,776)	26,245
Total assets	714,841	—	180,967	15,419	28,612	939,839
Capital expenditures	19,022	—	715	—	486	20,223
____________________

(1)
The Canadian operations were acquired on April 28, 2014, therefore, information for the nine months ended September 30, 2014 includes approximately five months of operations and there is no activity for 2013.

Certain amounts in prior periods have been reclassified to conform with the presentation of 2014. The reclassification affected depreciation, depletion and amortization and operating income (loss) between the Coal U.S. segment and the Corporate segment.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

A reconciliation of segment income (loss) from operations to loss before income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Income (loss) from operations	$(29,432)	$8,536	$(51,021)	$26,245
Loss on extinguishment of debt	(13)	—	(12,648)	(64)
Interest expense	(21,251)	(9,909)	(63,835)	(30,145)
Interest income	2,468	301	4,351	878
Loss on foreign exchange	(1,742)	—	(5,883)	—
Other income	118	89	697	287
Income (loss) before income taxes	$(49,852)	$(983)	$(128,339)	$(2,799)

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

The following tables present unaudited consolidating financial information for (i) the issuer of the notes (Westmoreland Coal Company), (ii) the co-issuer of the notes (Westmoreland Partners), (iii) the guarantor subsidiaries, and (iv) the non-guarantor subsidiaries:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
September 30, 2014
(In thousands)

Assets	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets:
Cash and cash equivalents	$95,245	$—	$27,974	$2,469	$(1,998)	$123,690
Receivables:
Trade	—	12,173	126,606	—	—	138,779
Loan and lease receivable	—	—	10,332	—	—	10,332
Contractual third-party reclamation receivables	—	—	7,666	—	—	7,666
Intercompany receivable/payable	195	—	376	(19,513)	18,942	—
Other	1,856	—	570	59	(48)	2,437
	2,051	12,173	145,550	(19,454)	18,894	159,214
Inventories	—	3,425	110,800	—	—	114,225
Deferred income taxes	5,455	—	865	—	(4,094)	2,226
Other current assets	926	640	11,423	1,613	—	14,602
Total current assets	103,677	16,238	296,612	(15,372)	12,802	413,957
Property, plant and equipment:
Land and mineral rights	—	1,395	443,306	—	—	444,701
Plant and equipment	4,022	221,530	576,415	—	—	801,967
	4,022	222,925	1,019,721	—	—	1,246,668
Less accumulated depreciation, depletion and amortization	2,933	79,165	421,831	—	—	503,929
Net property, plant and equipment	1,089	143,760	597,890	—	—	742,739
Loan and lease receivables	—	—	76,080	—	—	76,080
Advanced coal royalties	—	—	7,533	—	—	7,533
Reclamation deposits	—	—	77,131	—	—	77,131
Restricted investments and bond collateral	63,602	3,400	41,732	—	—	108,734
Contractual third-party reclamation receivables	—	—	90,248	—	—	90,248
Investment in joint venture	—	—	30,766	—	—	30,766
Intangible assets	—	129	206	—	—	335
Investment in subsidiaries	337,967	—	10,333	3,770	(352,070)	—
Intercompany receivable/payable	171,304	—	(171,304)	—	—	—
Other assets	21,277	—	9,708	3,500	(3,500)	30,985
Total assets	$698,916	$163,527	$1,066,935	$(8,102)	$(342,768)	$1,578,508

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING BALANCE SHEETS
September 30, 2014
(In thousands)

Liabilities and Shareholders’ Deficit	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current liabilities
Current installments of long-term debt	$—	$—	$40,931	$—	$—	$40,931
Accounts payable and accrued expenses:
Trade and other accrued liabilities	6,167	7,964	126,754	63	(2)	140,946
Interest payable	12,166	—	392	(1)	(47)	12,510
Production taxes	—	2	48,440	1,985	—	50,427
Workers’ compensation	702	—	—	—	—	702
Postretirement medical benefits	12,042	—	773	1,139	1	13,955
SERP	390	—	—	—	—	390
Deferred revenue	—	9,581	3,973	—	—	13,554
Asset retirement obligations	—	—	29,529	—	—	29,529
Intercompany receivable/payable	—	—	13,664	—	(13,664)	—
Other current liabilities	1,080	5,099	5,596	—	(2,000)	9,775
Total current liabilities	32,547	22,646	270,052	3,186	(15,712)	312,719
Long-term debt, less current installments	696,833	—	84,666	—	(3,500)	777,999
Workers’ compensation, less current portion	6,580	—	—	—	—	6,580
Excess of black lung benefit obligation over trust assets	10,768	—	—	—	—	10,768
Postretirement medical benefits, less current portion	184,323	—	70,113	18,087	—	272,523
Pension and SERP obligations, less current portion	12,634	96	7,805	237	—	20,772
Deferred revenue, less current portion	—	33,573	4,411	—	—	37,984
Asset retirement obligations, less current portion	—	944	354,335	(1)	—	355,278
Intangible liabilities	—	4,805	—	—	—	4,805
Deferred income taxes	5,455	—	6,870	—	—	12,325
Other liabilities	707	25,415	3,167	1,797	—	31,086
Intercompany receivable/payable	13,400	—	(12,052)	14,654	(16,002)	—
Total liabilities	963,247	87,479	789,367	37,960	(35,214)	1,842,839
Shareholders’ deficit
Preferred stock	92	—	—	—	—	92
Common stock	42,649	5	10,379	132	(10,516)	42,649
Other paid-in capital	188,214	52,855	373,650	(124)	(426,381)	188,214
Advances to Parent	—	8,530	(24,334)	—	15,804	—
Accumulated other comprehensive loss	(67,520)	(158)	3,068	(3,058)	148	(67,520)
Accumulated earnings (deficit)	(427,766)	14,816	(85,195)	(43,012)	113,391	(427,766)
Total equity (deficit)	(264,331)	76,048	277,568	(46,062)	(307,554)	(264,331)
Total liabilities and shareholders’ deficit	$698,916	$163,527	$1,066,935	$(8,102)	$(342,768)	$1,578,508

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2014
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$21,439	$316,391	$—	$—	$337,830
Costs and expenses:
Cost of sales	(1,037)	20,799	265,762	—	—	285,524
Depreciation, depletion and amortization	70	2,503	25,602	—	—	28,175
Selling and administrative	5,124	899	18,834	(423)	—	24,434
Heritage health benefit expenses	3,099	—	—	216	—	3,315
Loss on sales of assets	—	—	119	—	—	119
Restructuring charges	663	(39)	2,641	—	—	3,265
Unrealized derivative loss	—	23,691	—	—	—	23,691
Income from equity affiliates	—	—	(1,261)	—	—	(1,261)
	7,919	47,853	311,697	(207)	—	367,262
Operating income (loss)	(7,919)	(26,414)	4,694	207	—	(29,432)
Other income (expense):
Interest expense	(18,302)	(102)	(10,614)	—	7,767	(21,251)
Loss on extinguishment of debt	—	—	(13)	—	—	(13)
Interest income	7,891	1	2,343	—	(7,767)	2,468
Loss on foreign exchange	(148)	—	(1,594)	—	—	(1,742)
Other income	5	—	113	—	—	118
	(10,554)	(101)	(9,765)	—	—	(20,420)
Income (loss) before income taxes and income of consolidated subsidiaries	(18,473)	(26,515)	(5,071)	207	—	(49,852)
Equity in income of subsidiaries	(31,128)	—	—	—	31,128	—
Income (loss) before income taxes	(49,601)	(26,515)	(5,071)	207	31,128	(49,852)
Income tax expense (benefit)	(467)	—	3,362	1	(3,614)	(718)
Net income (loss)	(49,134)	(26,515)	(8,433)	206	34,742	(49,134)
Less net loss attributable to noncontrolling interest	—	—	—	—	—	—
Net income (loss) attributable to the Parent company	$(49,134)	$(26,515)	$(8,433)	$206	$34,742	$(49,134)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2013
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$24,911	$149,079	$17,149	$(14,347)	$176,792
Costs and expenses:
Cost of sales	(371)	16,366	115,587	20,958	(14,347)	138,193
Depreciation, depletion and amortization	93	2,551	14,791	—	(1)	17,434
Selling and administrative	4,191	907	7,867	(467)	—	12,498
Heritage health benefit expenses	3,789	—	—	268	—	4,057
Gain on sales of assets	—	—	(13)	—	—	(13)
Other operating income	—	—	(3,913)	—	—	(3,913)
	7,702	19,824	134,319	20,759	(14,348)	168,256
Operating income (loss)	(7,702)	5,087	14,760	(3,610)	1	8,536
Other income (expense):
Interest expense	(7,622)	(10)	(2,281)	(2)	6	(9,909)
Loss on extinguishment of debt	—	—	—	—	—	—
Interest income	29	5	267	6	(6)	301
Other income (loss)	—	—	89	—	—	89
	(7,593)	(5)	(1,925)	4	—	(9,519)
Income (loss) before income taxes and income of consolidated subsidiaries	(15,295)	5,082	12,835	(3,606)	1	(983)
Equity in income of subsidiaries	14,281	—	—	—	(14,281)	—
Income (loss) before income taxes	(1,014)	5,082	12,835	(3,606)	(14,280)	(983)
Income tax expense (benefit)	(1)	—	1,742	1	(1,712)	30
Net income (loss)	(1,013)	5,082	11,093	(3,607)	(12,568)	(1,013)
Less net loss attributable to noncontrolling interest	(3,774)	—	—	—	—	(3,774)
Net income (loss) attributable to the Parent company	$2,761	$5,082	$11,093	$(3,607)	$(12,568)	$2,761

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2014
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$65,254	$740,742	$(7)	$—	$805,989
Costs and expenses:
Cost of sales	(1,508)	58,845	613,075	55	—	670,467
Depreciation, depletion and amortization	225	7,513	60,975	—	—	68,713
Selling and administrative	22,092	2,961	44,694	(1,196)	—	68,551
Heritage health benefit expenses	9,602	—	—	644	—	10,246
Loss on sales of assets	—	—	114	—	—	114
Restructuring charges	1,460	459	9,288	—	—	11,207
Unrealized derivative loss	—	29,621	—	—	—	29,621
Equity in net income of unconsolidated affiliates	—	—	(2,060)	—	—	(2,060)
Other operating income	—	—	150	1	—	151
	31,871	99,399	726,236	(496)	—	857,010
Operating income (loss)	(31,871)	(34,145)	14,506	489	—	(51,021)
Other income (expense):
Interest expense	(55,584)	(220)	(15,813)	—	7,782	(63,835)
Loss on extinguishment of debt	(64)	—	(12,584)	—	—	(12,648)
Interest income	8,160	8	3,941	24	(7,782)	4,351
Loss on foreign exchange	(5,382)	—	(501)	—	—	(5,883)
Other income	7	—	691	(1)	—	697
	(52,863)	(212)	(24,266)	23	—	(77,318)
Income (loss) before income taxes and income of consolidated subsidiaries	(84,734)	(34,357)	(9,760)	512	—	(128,339)
Equity in income of subsidiaries	(47,274)	—	—	—	47,274	—
Income (loss) before income taxes	(132,008)	(34,357)	(9,760)	512	47,274	(128,339)
Income tax expense (benefit)	(690)	—	2,244	—	1,425	2,979
Net income (loss)	(131,318)	(34,357)	(12,004)	512	45,849	(131,318)
Less net loss attributable to noncontrolling interest	—	—	—	—	—	—
Net income (loss) attributable to the Parent company	$(131,318)	$(34,357)	$(12,004)	$512	$45,849	$(131,318)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2013
(In thousands)

	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenues	$—	$67,409	$423,266	$38,037	$(27,973)	$500,739
Costs and expenses:
Cost of sales	(1,141)	48,221	339,004	41,031	(27,973)	399,142
Depreciation, depletion and amortization	280	7,632	39,345	—	—	47,257
Selling and administrative	12,399	2,633	22,547	(1,225)	—	36,354
Heritage health benefit expenses	10,322	—	—	795	—	11,117
Loss (gain) on sales of assets	—	—	(321)	—	—	(321)
Other operating income	—	—	(19,054)	(1)	—	(19,055)
	21,860	58,486	381,521	40,600	(27,973)	474,494
Operating income (loss)	(21,860)	8,923	41,745	(2,563)	—	26,245
Other income (expense):
Interest expense	(22,797)	(30)	(7,329)	(12)	23	(30,145)
Loss on extinguishment of debt	(64)	—	—	—	—	(64)
Interest income	105	20	760	16	(23)	878
Other income (loss)	—	—	289	(2)	—	287
	(22,756)	(10)	(6,280)	2	—	(29,044)
Income (loss) before income taxes and income of consolidated subsidiaries	(44,616)	8,913	35,465	(2,561)	—	(2,799)
Equity in income of subsidiaries	41,732	—	—	—	(41,732)	—
Income (loss) before income taxes	(2,884)	8,913	35,465	(2,561)	(41,732)	(2,799)
Income tax expense (benefit)	—	—	6,200	—	(6,115)	85
Net income (loss)	(2,884)	8,913	29,265	(2,561)	(35,617)	(2,884)
Less net loss attributable to noncontrolling interest	(2,976)	—	—	—	—	(2,976)
Net income (loss) attributable to the Parent company	$92	$8,913	$29,265	$(2,561)	$(35,617)	$92

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2014
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(49,134)	$(26,515)	$(8,433)	$206	$34,742	$(49,134)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	361	(1)	127	15	(141)	361
Adjustments to accumulated actuarial losses and transition obligations, pension	(371)	—	(371)	—	371	(371)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	3	—	(322)	8	314	3
Tax effect of other comprehensive income gains	(487)	—	—	—	—	(487)
Change in foreign currency translation adjustment	(14,642)	—	(13,729)	—	13,729	(14,642)
Unrealized and realized gains and losses on available-for-sale securities	1,231	—	1,007	—	(1,007)	1,231
Other comprehensive income (loss)	(13,905)	(1)	(13,288)	23	13,266	(13,905)
Comprehensive income (loss) attributable to the Parent company	$(63,039)	$(26,516)	$(21,721)	$229	$48,008	$(63,039)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2013
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(1,013)	$5,082	$11,093	$(3,607)	$(12,568)	$(1,013)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	872	7	601	(386)	(222)	872
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	1,002	—	433	(220)	(213)	1,002
Unrealized and realized gains and losses on available-for-sale securities	(16)	—	(39)	23	16	(16)
Other comprehensive income (loss)	1,858	7	995	(583)	(419)	1,858
Comprehensive income (loss) attributable to the Parent company	$845	$5,089	$12,088	$(4,190)	$(12,987)	$845

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2014
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(131,318)	$(34,357)	$(12,004)	$512	$45,849	$(131,318)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	1,078	7	366	15	(388)	1,078
Adjustments to accumulated actuarial losses and transition obligations, pension	(172)	—	(172)	—	172	(172)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	13	—	(108)	14	94	13
Tax effect of other comprehensive income gains	(711)	—	—	—	—	(711)
Change in foreign currency translation adjustment	(5,364)	—	(4,451)	—	4,451	(5,364)
Unrealized and realized gains and losses on available-for-sale securities	1,231	—	1,007	—	(1,007)	1,231
Other comprehensive income (loss)	(3,925)	7	(3,358)	29	3,322	(3,925)
Comprehensive income (loss) attributable to the Parent company	$(135,243)	$(34,350)	$(15,362)	$541	$49,171	$(135,243)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2013
(In thousands)

	Parent/Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$(2,884)	$8,913	$29,265	$(2,561)	$(35,617)	$(2,884)
Other comprehensive income (loss)
Amortization of accumulated actuarial gains or losses, pension	2,617	21	601	47	(669)	2,617
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	3,004	—	433	207	(640)	3,004
Unrealized and realized gains and losses on available-for-sale securities	(55)	—	(56)	1	55	(55)
Other comprehensive income (loss)	5,566	21	978	255	(1,254)	5,566
Comprehensive income (loss) attributable to the Parent company	$2,682	$8,934	$30,243	$(2,306)	$(36,871)	$2,682

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2014
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(131,318)	$(34,357)	$(12,004)	$512	$45,849	$(131,318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	47,274	—	—	—	(47,274)	—
Depreciation, depletion, and amortization	225	7,513	60,975	—	—	68,713
Accretion of asset retirement obligation and receivable	—	51	16,206	—	—	16,257
Non-cash tax benefits	(711)	—	—	—	—	(711)
Amortization of intangible assets and liabilities, net	—	354	31	—	—	385
Share-based compensation	2,256	20	1,180	—	—	3,456
Gain on sales of assets	—	—	114	—	—	114
Amortization of deferred financing costs	620	—	1,745	—	—	2,365
Loss on extinguishment of debt	64	—	12,584	—	—	12,648
Loss on sales of investment securities	—	—	36	—	—	36
Unrealized loss on derivative	—	29,621	—	—	—	29,621
Loss on foreign exchange	5,382	—	501	—	—	5,883
Pension settlement accounting	—	—	814	—	—	814
Income from equity affiliates	—	—	(2,060)	—	—	(2,060)
Distributions from equity affiliates	—	—	2,948	—	—	2,948
Changes in operating assets and liabilities:
Receivables, net	(240)	971	(31,512)	4,719	1,542	(24,520)
Inventories	—	2,736	52,663	—	—	55,399
Excess of black lung benefit obligation over trust assets	2,093	—	—	—	—	2,093
Deferred income tax	—	—	(750)	—	4,094	3,344
Accounts payable and accrued expenses	126	(2,264)	14,361	(5,820)	(26)	6,377
Deferred revenue	—	(7,167)	(1,973)	—	—	(9,140)
Income tax payable	—	—	556	—	—	556
Accrual for workers’ compensation	(179)	—	1	—	—	(178)
Asset retirement obligations	—	—	(5,882)	1	—	(5,881)
Accrual for postretirement medical benefits	(1,428)	—	3,567	24	—	2,163
Pension and SERP obligations	256	4	(1,273)	9	—	(1,004)
Other assets and liabilities	(7,996)	(5,282)	7,849	(1,299)	6,579	(149)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Distributions received from subsidiaries	92,100	—	—	—	(92,100)	—
Net cash provided by (used in) operating activities	8,524	(7,800)	120,677	(1,854)	(81,336)	38,211
Cash flows from investing activities:
Additions to property, plant and equipment	16	(419)	(35,244)	1	—	(35,646)
Change in restricted investments and bond collateral and reclamation deposits	(48,244)	2,598	3,851	—	—	(41,795)
Cash payments related to Canadian acquisition	(282,788)	—	(39,849)	—	—	(322,637)
Cash acquired related to Canadian acquisition	—	—	8,103	—	—	8,103
Net proceeds from sales of assets	—	—	38,085	—	—	38,085
Proceeds from the sale of investments	—	—	7,279	—	—	7,279
Increase in loan and lease receivables	—	—	(2,514)	—	—	(2,514)
Receipts from loan and lease receivables	—	—	5,057	—	—	5,057
Receivable from customer for property and equipment purchases	—	—	55	—	—	55
Investment of common shares	(2,992)	—	2,992	—	—	—
Other	—	—	(602)	—	—	(602)
Net cash provided by (used in) investing activities	(334,008)	2,179	(12,787)	1	—	(344,615)
Cash flows from financing activities:
Change in book overdrafts	—	493	1,188	—	(1,998)	(317)
Borrowings from long-term debt	454,219	—	—	—	—	454,219
Repayments of long-term debt	(1,015)	—	(109,777)	—	—	(110,792)
Borrowings on revolving lines of credit	—	—	15,000	—	—	15,000
Repayments on revolving lines of credit	—	—	(15,000)	—	—	(15,000)
Debt issuance costs and other refinancing costs	(16,168)	—	(11,659)	—	—	(27,827)
Dividends/distributions	(664)	(8,500)	(83,600)	—	92,100	(664)
Proceeds from issuance of common shares	56,473	—	—	—	—	56,473
Exercise of stock options	417	—	—	—	—	417
Transactions with Parent/affiliates	(97,859)	10,287	99,006	(670)	(10,764)	—
Net cash provided by (used in) financing activities	395,403	2,280	(104,842)	(670)	79,338	371,509
Effect of foreign exchange rates on cash	—	—	(2,525)	—	—	(2,525)
Net decrease in cash and cash equivalents	69,919	(3,341)	523	(2,523)	(1,998)	62,580
Cash and cash equivalents, beginning of period	25,326	3,341	27,451	4,992	—	61,110

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Cash and cash equivalents, end of period	$95,245	$—	$27,974	$2,469	$(1,998)	$123,690

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013
(In thousands)

Statements of Cash Flows	Parent/ Issuer	Co-Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(2,884)	$8,913	$29,265	$(2,561)	$(35,617)	$(2,884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of subsidiaries	(41,732)	—	—	—	41,732	—
Depreciation, depletion, and amortization	280	7,632	39,345	—	—	47,257
Accretion of asset retirement obligation and receivable	—	48	9,460	(1)	—	9,507
Amortization of intangible assets and liabilities, net	—	467	32	(1)	—	498
Share-based compensation	2,233	30	2,333	(2)	—	4,594
Gain on sales of assets	—	—	(321)	—	—	(321)
Amortization of deferred financing costs	2,353	—	441	(4)	—	2,790
Loss on extinguishment of debt	64	—	—	—	—	64
Loss on sales of investment securities	—	—	(26)	1	—	(25)
Changes in operating assets and liabilities:
Receivables, net	(652)	(1,651)	(7,426)	(3,248)	4,486	(8,491)
Inventories	—	(1,020)	(580)	—	—	(1,600)
Excess of black lung benefit obligation over trust assets	53	—	—	—	—	53
Accounts payable and accrued expenses	(8,157)	4,314	14,783	4,472	(2,955)	12,457
Deferred revenue	—	(6,608)	(1,667)	—	—	(8,275)
Income tax payable	—	—	(26)	—	—	(26)
Accrual for workers’ compensation	(359)	—	—	—	—	(359)
Asset retirement obligations	—	—	(6,887)	(1)	—	(6,888)
Accrual for postretirement medical benefits	118	—	5,624	288	—	6,030
Pension and SERP obligations	1,041	13	1,191	28	—	2,273
Other assets and liabilities	(240)	(453)	2,971	(464)	1	1,815
Distributions received from subsidiaries	50,800	—	—	—	(50,800)	—
Net cash provided by (used in) operating activities	2,918	11,685	88,512	(1,493)	(43,153)	58,469
Cash flows from investing activities:
Additions to property, plant and equipment	(520)	(715)	(18,985)	(3)	—	(20,223)
Change in restricted investments and bond collateral and reclamation deposits	91	(6)	(9,735)	(2)	—	(9,652)
Net proceeds from sales of assets	—	—	604	—	—	604
Proceeds from the sale of investments	—	—	7,927	—	—	7,927

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Receivable from customer for property and equipment purchases	—	—	(1)	—	—	(1)
Net cash used in investing activities	(429)	(721)	(20,190)	(5)	—	(21,345)
Cash flows from financing activities:
Change in book overdrafts	—	—	20	—	—	20
Repayments of long-term debt	(500)	—	(21,558)	(7)	—	(22,065)
Borrowings on revolving lines of credit	—	—	7,000	—	—	7,000
Repayments on revolving lines of credit	—	—	(7,000)	—	—	(7,000)
Debt issuance costs and other refinancing costs	(26)	—	(156)	—	—	(182)
Dividends/distributions	(1,020)	(14,500)	(23,500)	(12,800)	50,800	(1,020)
Transactions with Parent/affiliates	(7,132)	(102)	(307)	15,188	(7,647)	—
Net cash provided by (used in) financing activities	(8,678)	(14,602)	(45,501)	2,381	43,153	(23,247)
Net increase (decrease) in cash and cash equivalents	(6,189)	(3,638)	22,821	883	—	13,877
Cash and cash equivalents, beginning of period	14,836	4,545	10,237	1,992	—	31,610
Cash and cash equivalents, end of period	$8,647	$907	$33,058	$2,875	$—	$45,487

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about our expectation that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future, that we anticipate the Oxford transaction to close in 2014, and the intended use of proceeds from the July 2014 equity offering.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are statements neither of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:

•	changes in our post-retirement medical benefit and pension obligations and the impact of the recently enacted healthcare legislation;

•	the impact of the recently enacted healthcare legislation and its effect on our employee health benefit costs;

•	the effect of market power prices on the profitability of our ROVA power facility;

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

•
our expansion into international operations as a result of the Canadian Acquisition, which exposes us to risks relating to exchange rates and exchange controls, general economic and political conditions, costs associated with compliance with governmental regulations in multiple jurisdictions, tax-related risks and export or import requirements for, or restrictions related to, our products;

•	the profitability of our Coal Valley operation due to depressed export prices;

•	our efforts to effectively integrate the Canadian operations with our existing business and our ability to manage our expanded operations following the acquisition;

•	our ability to realize growth opportunities and cost synergies as a result of the Canadian Acquisition; and

•	other factors that are described in “Risk Factors” in our 2013 Form 10-K and any subsequent quarterly filing on Form 10-Q.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Overview
Westmoreland Coal Company is an energy company whose operations include sub-bituminous and lignite coal mining in the Western United States and Canada and power operations in the U.S. The operations in the U.S consist of six surface coal mines in Montana, Wyoming, North Dakota and Texas, and two coal-fired power-generating units in North Carolina. Canadian operations consist of six producing thermal coal mines in the Canadian provinces of Alberta and Saskatchewan, a char production facility, and a 50% interest in an activated carbon plant. We sold 24.9 million tons of coal in 2013 and 31.5 million tons through September 30, 2014. Our three principal operating segments are Coal - U.S., Coal - Canada, and Power. Our two non-operating segments are our heritage and corporate segments. Our heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our corporate segment consists primarily of corporate administrative expenses.
We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing heritage health benefit costs and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries.
Agreement to Acquire the General Partner of Oxford Resource Partners
On October 16, 2014, Westmoreland, Oxford Resource Partners, LP (NYSE: OXF, “Oxford”) and Oxford Resources GP, LLC, the general partner of Oxford (“Oxford GP”), announced that Westmoreland plans to acquire Oxford GP and contribute certain royalty bearing coal reserves to Oxford in return for Oxford common units.
The series of contemplated transactions are cross-conditioned upon each other and the transactions involving Oxford must be approved by a majority of the outstanding Oxford common unitholders that are not owned by Oxford GP and its affiliates and by a majority of the outstanding subordinated units. In addition, the transactions are conditioned upon Westmoreland either amending its existing credit facility and bond indenture or refinancing all of its existing debt, and also upon the refinancing of Oxford’s existing debt. Oxford intends to promptly file a proxy statement with the SEC for review and it is anticipated that the unitholder vote will be held in December 2014. Upon receiving unitholder approval, all of the transactions are expected to be closed concurrent with the debt transactions. It is anticipated that the transactions will be completed during the fourth quarter of 2014.
Equity Offering
On July 16, 2014, we completed a public offering of 1,684,507 shares of common stock at $35.50 per share for gross proceeds of $59.8 million. Brokerage fees were $1.775 per share or $3.0 million and other fees associated with the offering were $0.3 million. We intend to use the net proceeds of $56.5 million from the offering to increase our overall financial flexibility, pursue organic and acquisition growth strategies and for general corporate purposes.
Canadian Acquisition
On April 28, 2014, we completed the acquisition of Sherritt International Corporation’s Prairie and Mountain coal mining operations, which include six producing thermal coal mines in the Canadian provinces of Alberta and Saskatchewan, a char production facility, and a 50% interest in an activated carbon plant; collectively referred to as the Canadian properties. The Canadian properties include approximately 649 million tons of total proven or probable coal reserves as of December 31, 2013. The mines have varying estimated lives between 4 and 41 years at current production levels. The purchase consideration included a $282.8 million initial cash payment made on April 28, 2014, a cash payment for a working capital adjustment of $39.8 million made on June 25, 2014, and assumed liabilities of $332.3 million.
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

Sale of Port Access
On August 7, 2014, Coal Valley Resources, Inc. (“CVRI”), a wholly-owned subsidiary of the Company, entered into an agreement (“Cloud Peak Agreement”) with Cloud Peak Energy Logistics LLC (“CPE Logistics”), a wholly-owned subsidiary of Cloud Peak Energy Inc., pursuant to which CPE Logistics paid $37 million to CVRI for CVRI to voluntarily terminate its throughput agreement with Westshore Terminals Limited Partnership (“Westshore”) at its Robert Banks, British Columbia, Canada, export terminal. In connection with the Cloud Peak Agreement, CVRI entered into a related agreement with Westshore to voluntarily terminate its throughput capacity effective as of December 31, 2014. Beginning in January 2015, CVRI will ship all of its Coal Valley mine export tonnage through Ridley Terminals located in Prince Rupert, British Columbia, Canada.
ROVA Restructuring

Westmoreland Partners is party to a consolidated power purchase and operating agreement (“Consolidated Agreement”) with Dominion Virginia Power (“DVP”) that is scheduled to terminate in March 2019. The Consolidated Agreement provides for the sale to DVP and its affiliates of all of ROVA’s net electrical output and dependable capacity. The Consolidated Agreement permits Westmoreland Partners to mitigate its cash losses through the sale to DVP of substitute power not produced by ROVA during periods when it is uneconomical to operate the ROVA units.  While we expect to continue to operate ROVA during high demand periods, we expect the facility to remain idle during low demand periods, during which we may meet DVP’s power needs by purchasing power from a third party provider at a fixed price under the terms of related hedging agreements. We refer to the power which we have purchased from a third party provider as the fixed-price purchased power. The fixed-price purchased power contracts cover the period from April 2014 to March 2019 and contracted power prices range from $41.05 to $56.33 megawatts per hour, with a weighted average contract price of $43.73 over the remaining contract lives. Alternatively, we have the option to operate the ROVA units, sell our produced power to DVP and resell the fixed-price purchased power into the open market.

In the event we choose to operate the ROVA facilities and resell our fixed-price purchased power into the open market, any such resales will be made at prevailing market rates. If the prevailing market price for power falls below the level of our hedged position during periods when we are reselling the fixed-price purchased power in the open market, those resales would result in losses to us. For the three and nine months ended September 30, 2014, we incurred unrealized losses related to these hedging arrangements of $23.7 million and $29.6 million, respectively. Based on current market pricing trends, we may experience further losses under these hedging arrangements before the market price for power regains a level which is commensurate with our hedged position. If these trends continue, these losses could continue to adversely impact our results of operations and cash flows, and anticipated future cash losses are likely to be material.

Results of Operations
Items that Affect Comparability of Our Results
For the three and nine months ended September 30, 2014, our results included items that affect comparability of our results. The expense components of these items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Unrealized derivative loss	$(23,691)	$—	$(29,621)	$—
Restructuring charges	(3,265)	—	(11,207)	—
Foreign exchange gain (loss)	(1,742)	—	(5,883)	—
Acquisition and transition costs	(1,616)	—	(22,079)	—
Loss on debt extinguishment	(13)	—	(12,648)	(64)
Incremental interest incurred before close of transaction	—	—	(11,191)	—
Canadian Acquisition bridge facility commitment fee	—	—	(4,875)	—
Impact (pre-tax)	$(30,327)	$—	$(97,504)	$(64)
Items recorded in 2014

•	We recorded $23.7 million and $29.6 million of unrealized derivative losses for the three and nine months ended September 30, 2014, respectively, related to ROVA's purchased-power contracts.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

•
We recorded $3.3 million and $11.2 million of restructuring charges for the three and nine months ended September 30, 2014, respectively, related to a restructuring plan in order to reduce our overall cost structure. Most of the restructuring charges related to our Canadian operations and included termination benefits and outplacement costs.

•
We recorded a $1.7 million and $5.9 million loss on foreign exchange for the three and nine months ended September 30, 2014, respectively. The majority of this loss relates to two foreign currency exchange forward contracts to purchase Canadian Dollars in order to hedge a portion of our exposure to fluctuating rates of exchange on Canadian Dollar-denominated Canadian Acquisition cash flows.

•
We recorded $1.6 million and $22.1 million of acquisition and transition costs for the three and nine months ended September 30, 2014, respectively, as a result of our Canadian Acquisition, which includes the impact on cost of sales related to the sale of inventory written up to fair value in the acquisition.

•
We recorded $12.6 million of loss on extinguishment of debt for the nine months ended September 30, 2014 primarily related to the payoff of the WML term debt. This loss included an $11.6 million make-whole payment with the remaining loss due to the write-off of unamortized debt issuance costs.

•
We recorded $11.2 million of incremental interest expense for the nine months ended September 30, 2014 related to the new $425 million senior notes. This incremental interest represents interest expense from the February 7, 2014 closing date of the new senior notes to the April 28, 2014 closing date of the Canadian Acquisition.

•
We recorded $4.9 million of interest expense for the nine months ended September 30, 2014 related to the Canadian Acquisition bridge facility. Upon closing of the $425 million private offering, our bridge facility commitment expired unexercised and as a result, the related commitment fee of $4.9 million was expensed and is included in Interest expense.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Summary
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In millions)
Revenues	$337.8	$176.8	$161.0	91.1%
Net loss applicable to common shareholders	(49.3)	2.4	(51.7)	(2,154.2)%
Adjusted EBITDA(1)	41.7	30.1	11.6	38.5%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our third quarter 2014 revenues increased primarily due to the Canadian Acquisition and new customer sales.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Our third quarter 2014 net loss applicable to common shareholders increased by $21.4 million, excluding $30.3 million of expense during 2014 discussed above in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this increase in net loss were:

Three Months Ended September 30, 2014
(In millions)
Increase in interest expense due to increased debt levels	$(8.7)
Decrease in our power segment operating income due to the restructured ROVA contract, unfavorable power prices and lower demand	(7.8)
Decrease in our Coal - U.S. segment primarily due to weather impacts	(7.3)
Decrease in our Coal - Canada segment due to the Canadian Acquisition	(0.8)
Decrease in income tax expense due to the Canadian Acquisition	2.5
Increase due to other factors	0.7
Total	$(21.4)
Coal - U.S. Segment Operating Results
The following table shows comparative coal revenues, operating income (loss), Adjusted EBITDA, sales volume, and percentage changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands, except per ton data)
Revenues	$165,051	$151,881	$13,170	8.7%
Operating income (loss)	4,793	9,564	(4,771)	(49.9)%
Adjusted EBITDA(1)	25,173	27,950	(2,777)	(9.9)%
Tons sold—millions of equivalent tons	7.6	6.6	1.0	15.2%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our third quarter 2014 U.S. coal segment revenues and tons sold increased primarily due to new customer sales at our Absaloka Mine. Operating income was negatively impacted by weather impacts.
Coal - Canada Segment Operating Results
The following table shows comparative coal revenues, operating loss, Adjusted EBITDA, and sales volume between periods:

	Three Months Ended September 30,
	2014	2013
	(In thousands, except per ton data)
Revenues	$151,340	$—
Operating loss	(1,453)	—
Adjusted EBITDA(1)	22,307	—
Tons sold—millions of equivalent tons	6.6	—
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Operating income was negatively impacted by $2.4 million of restructuring charges.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Power Segment Operating Results
The following table shows comparative power revenues, operating income (loss), Adjusted EBITDA, and percentage changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Revenues	$21,439	$24,911	$(3,472)	(13.9)%
Operating income (loss)	(26,413)	5,087	(31,500)	(619.2)%
Adjusted EBITDA(1)	(175)	7,816	(7,991)	(102.2)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our third quarter 2014 power segment revenues decreased and operating income decreased to a loss due to the restructured ROVA contract, unfavorable power prices and lower demand due to cooler than average weather. Operating income was also negatively impacted by $23.7 million of unrealized derivative losses on ROVA's purchased-power contracts.
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Heritage segment operating expenses	$3,915	$4,326	$(411)	(9.5)%
Our third quarter 2014 heritage segment operating expenses were comparable with the third quarter of 2013.
Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Corporate segment operating expenses	$2,444	$1,789	$655	36.6%
Our third quarter 2014 corporate segment operating expenses increased due to higher compensation expenses.
Nonoperating Results (including interest expense, interest income, other income, income tax expense, and net income attributable to noncontrolling interest)
Our interest expense for the three months ended September 30, 2014 increased by $11.3 million compared to the three months ended September 30, 2013 primarily due to higher debt levels.
Our interest income and other income increased while our income tax expense decreased for the three months ended September 30, 2014 due to the Canadian Acquisition when compared to the three months ended September 30, 2013.
Our net loss attributable to noncontrolling interest for the three months ended September 30, 2014 was nil compared with $3.8 million for the three months ended September 30, 2013 related to the elimination of the noncontrolling interest effective January 1, 2014.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Summary
The following table shows the comparative consolidated results and changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In millions)
Revenues	$806.0	$500.7	$305.3	61.0%
Net loss applicable to common shareholders	(132.0)	(0.9)	(131.1)	14,566.7%
Adjusted EBITDA(1)	110.5	87.8	22.7	25.9%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our revenues for the nine months ended September 30, 2014 increased primarily due to the Canadian Acquisition, new customer sales, and fewer customer outages.
Our net loss applicable to common shareholders for the nine months ended September 30, 2014 increased by $33.6 million, excluding $97.5 million of expense during 2014 discussed above in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this increase in net loss were:

September 30, 2014
(In millions)
Increase in interest expense due to increased debt levels	$(13.3)
Decrease in our coal - U.S. segment primarily due to weather impacts as well as rail service issues at our Absaloka Mine	(12.4)
Decrease in our power segment operating income due to the restructured ROVA contract, unfavorable power prices and lower demand	(13.0)
Increase in income tax expense due to the Canadian Acquisition	(3.4)
Increase in our Coal - Canada segment due to the Canadian Acquisition	8.4
Increase due to other factors	0.1
Total	$(33.6)
Coal - U.S. Segment Operating Results
The following table shows comparative coal revenues, operating income, Adjusted EBITDA, sales volume, and percentage changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands, except per ton data)
Revenues	$473,350	$433,330	$40,020	9.2%
Operating income	17,069	35,130	(18,061)	(51.4)%
Adjusted EBITDA(1)	79,505	86,886	(7,381)	(8.5)%
Tons sold—millions of equivalent tons	20.8	18.4	2.4	13.0%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our coal segment revenues and tons sold for the nine months ended September 30, 2014 increased primarily due to new customer sales at our Absaloka Mine and fewer customer outages affecting our Absaloka and Beulah Mines. Operating income was negatively impacted by weather impacts, rail service issues at our Absaloka Mine, acquisition costs, and increased maintenance expenses.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Coal - Canada Segment Operating Results
The following table shows comparative coal revenues, operating loss, Adjusted EBITDA, and sales volume between periods:

	Nine Months Ended September 30,

	2014	2013
	(In thousands, except per ton data)
Revenues	$267,387	$—
Operating income	(14,162)	—
Adjusted EBITDA(1)	44,295	—
Tons sold—millions of equivalent tons	10.7	—
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
The above table represents results from the Canadian Acquisition date of April 28, 2014 to September 30, 2014. Operating income was negatively impacted by $14.2 million of cost of sales related to the sale of inventory written up to fair value in the acquisition and $9.1 million of restructuring charges.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, Adjusted EBITDA, and percentage changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Revenues	$65,252	$67,409	$(2,157)	(3.2)%
Operating income (loss)	(34,147)	8,922	(43,069)	(482.7)%
Adjusted EBITDA(1)	3,868	17,096	(13,228)	(77.4)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our power segment revenues decreased and operating income decreased to a loss for the nine months ended September 30, 2014 due to the restructured ROVA contract, unfavorable power prices and cooler than average weather during the summer. Operating income was also negatively impacted by $29.6 million of unrealized derivative losses on ROVA's purchased-power contracts.
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Heritage segment operating expenses	$11,303	$12,031	$(728)	(6.1)%
Our heritage segment operating expenses for the nine months ended September 30, 2014 were comparable with the nine months ended September 30, 2013.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Corporate segment operating expenses	$8,478	$5,776	$2,702	46.8%
Our corporate segment operating expenses for the nine months ended September 30, 2014 increased due to higher compensation expenses.
Nonoperating Results (including interest expense, interest income, other income, income tax expense, and net income attributable to noncontrolling interest)
Our interest expense for the nine months ended September 30, 2014 increased by $17.6 million compared to the nine months ended September 30, 2013 primarily due to higher debt levels, excluding $16.1 million of expenses discussed in Items that Affect Comparability of Our Results.
Our interest income, other income and income tax expense for the nine months ended September 30, 2014 increased due to the Canadian Acquisition when compared to the nine months ended September 30, 2013.
Our net loss attributable to noncontrolling interest for the nine months ended September 30, 2014 was nil compared with $3.0 million for the nine months ended September 30, 2013 related to the elimination of the noncontrolling interest effective January 1, 2014.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Reconciliation of Adjusted EBITDA to Net loss
Net loss	$(49,134)	$(1,013)	$(131,318)	$(2,884)

Income tax expense (benefit)	(718)	30	2,979	85
Interest income	(2,468)	(301)	(4,351)	(878)
Interest expense	21,251	9,909	63,835	30,145
Depreciation, depletion and amortization	28,175	17,434	68,713	47,257
Accretion of ARO and receivable	6,969	3,169	16,257	9,507
Amortization of intangible assets and liabilities	75	172	385	498
EBITDA	4,150	29,400	16,500	83,730

Restructuring charges	3,265	—	11,207	—
Loss on foreign exchange	1,742	—	5,883	—
Loss on extinguishment of debt	13	—	12,648	64
Acquisition related costs (1)	1,616	—	22,079	—
Customer payments received under loan and lease receivables (2)	4,545	—	7,830	—
Unrealized derivative loss	23,691	—	29,621	—
Loss (gain) on sale of assets and other adjustments	1,675	(102)	1,232	(608)
Share-based compensation	1,011	823	3,456	4,594
Adjusted EBITDA	$41,708	$30,121	$110,456	$87,780
____________________

(1)
Includes acquisition and transition costs included in Selling and administrative on the Consolidated Statements of Operations and the impact of cost of sales related to the sale of inventory written up to fair value in the Canadian Acquisition.

(2)
Represents a return of and on capital.  These amounts are not included in operating income or operating cash flows, as the capital outlays are treated as loan and lease receivables, but are included within Adjusted EBITDA so that the cash received by the Company is treated consistently with all other contracts within the Company that do not result in loan and lease receivable accounting.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Adjusted EBITDA by Segment
Coal - U.S.	$25,173	$27,950	$79,505	$86,886
Coal - Canada	22,307	—	44,295	—
Power	(175)	7,816	3,868	17,096
Heritage	(3,914)	(4,326)	(11,303)	(12,031)
Corporate	(1,683)	(1,319)	(5,909)	(4,171)
Total	$41,708	$30,121	$110,456	$87,780

Liquidity and Capital Resources
We had the following liquidity at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In millions)
Cash and cash equivalents	$123.7	$61.1
WML revolving line of credit	—	23.1
Corporate revolving line of credit	35.2	20.0
Total	$158.9	$104.2
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
In June 2014, we started to contribute Company stock to our 401(k) plan instead of cash. Annual requirements for this funding approximates three million dollars.
Debt Obligations
10.75% Senior Notes
The 10.75% Senior Notes (including the Add-On Notes) were outstanding in the principal amount of $675.5 million at September 30, 2014. Interest is due at an annual fixed rate of 10.75% and paid in cash semi-annually, in arrears, on February 1 and August 1 of each year. The 10.75% Senior Notes mature February 1, 2018 and contain provisions that affect our sources of liquidity, such as limitations on our ability to enter into new capital leases and other forms of credit. The notes are fully and unconditionally guaranteed by substantially all of our subsidiaries.
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
Promptly following the completion of the Canadian Acquisition, we exchanged the New Notes for $425.0 million aggregate principal amount of add-on 10.75% senior secured notes due 2018, referred to as the Add-On Notes, and we became party to a registration rights agreement, pursuant to which we agreed to register with the Securities and Exchange Commission the exchange of Add-On Notes for registered notes with the same terms as the existing 10.75% Senior Notes due 2018. All of the Add-On Notes were exchanged for registered notes in September 2014, which did not represent a new financing transaction. We will pay interest on the Add-On Notes semi-annually on February 1st and August 1st of each year which began on August 1, 2014.
2012 Revolving Credit Agreement
Our 2012 Revolving Credit Agreement has a borrowing limit of $60.0 million, with an accordion feature pursuant to which the maximum principal amount available for borrowings may be increased to $100 million under certain circumstances, and an expiration date of June 30, 2017. The revolver may support up to an equal amount of letters of credit, which would reduce the balance available under the revolver. At September 30, 2014, availability on the revolver was $35.2 million with no outstanding balance and $24.8 million of supported letters of credit.
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
The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio. The fixed charge coverage ratio must meet or exceed a specified minimum. We met these covenant requirements as of September 30, 2014. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of the Parent and substantially all of its subsidiaries.
Capital Leases
During the nine months ended September 30, 2014, we entered into $15.5 million of new capital leases. In addition, we assumed $122.6 million of capital lease obligations in the Canadian Acquisition.
Asset Retirement Obligations
We assumed $102.1 million of asset retirement obligations in the Canadian Acquisition.
Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by payments of our heritage health and pension obligations as follows:

	Nine Months Ended September 30,		2014 Remaining Expected Amounts
	2014	2013
	(In millions)
Postretirement medical benefits	$8.6	$8.9	$3.0
Combined Benefit Fund premiums	1.4	1.7	0.6
Workers’ compensation benefits	0.3	0.5	0.1
Total heritage health payments	$10.3	$11.1	$3.7

Pension contributions	$4.1	$—	$—

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Of the pension contributions indicated above, $2.2 million was made in cash and $1.9 million was made in Company stock.
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$38,211	$58,469
Investing activities	(344,615)	(21,345)
Financing activities	371,509	(23,247)
Cash provided by operating activities decreased $20.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to increased interest from higher debt levels, Canadian Acquisition costs, unfavorable impacts of weather, and the restructured ROVA contract.
Cash used in investing activities increased $323.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the $322.6 million cash consideration for the Canadian Acquisition, which includes $39.8 million for a working capital adjustment. Capital expenditures were $35.6 million and $20.2 million for the nine months ended September 30, 2014 and 2013, respectively.
Cash provided by financing activities increased $394.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the Canadian Acquisition debt and the July 16, 2014 equity offering. Debt repayments were $110.8 million and $22.1 million for the nine months ended September 30, 2014 and 2013, respectively.
We had a working capital surplus of $101.2 million at September 30, 2014 compared with a working capital deficit of $8.0 million at December 31, 2013 primarily due to the increase in inventories related to the Canadian Acquisition.
Equity Offering
On July 16, 2014, we completed a public offering of 1,684,507 shares of common stock at $35.50 per share. We intend to use the net proceeds of $56.5 million from the offering to increase our overall financial flexibility, pursue organic and acquisition growth strategies and for general corporate purposes.
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
During the nine months ended September 30, 2014 we added approximately CAD $143.8 million of surety bonds related to the reclamation obligations for our mines in Canada. We also added approximately $12 million of letters of credit to secure our additional financial obligations related to our Canadian operations.

Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Other than the changes below, there have been no material changes in our market risk during the nine months ended September 30, 2014. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2013 Form 10-K.
Commodity Risks
We are exposed to commodity price risk on sales of power at our ROVA facility. We have entered into derivative contracts to purchase power in the future at fixed prices. Such derivative contracts are structured to manage our exposure to changing power prices and not for trading. For the three and nine months ended September 30, 2014, we incurred unrealized losses related to these derivative contracts of $23.7 million and $29.6 million, respectively. Since any resales which we may make in the open market under these derivative contracts would be made at prevailing market prices, we may be subject to further losses under these hedging arrangements in the event that the market price for power falls below the level of our hedged position. Based on current market pricing trends, we may experience further losses under these hedging arrangements before the market price for power regains a level which is commensurate with our hedged position. If these trends continue, these losses could continue to adversely impact our results of operations and cash flows, and anticipated future cash losses are likely to be material.

Foreign Currency Exchange Rates
We are exposed to the effects of changes in exchange rates primarily from the Canadian dollar at our Canadian operations. To address the risks arising from adverse changes in foreign currency exchange rates from our planned cash flows in the Canadian Acquisition we entered into various derivative contracts. All decisions on derivative contracts are authorized and executed pursuant to our policies and procedures, which do not allow the use of financial instruments for trading purposes. There were no foreign currency derivative contracts outstanding as of September 30, 2014.
A description of our accounting policies for derivative financial instruments is included in Notes 1 and 10 to the consolidated financial statements.

ITEM 4	— CONTROLS AND PROCEDURES.
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2014. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.

On April 28, 2014, we closed on the Canadian Acquisition. As a result of the acquisition, we are in the process of reviewing the internal controls of the Canadian operations and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired operations. Except for the acquisition, there have been no changes in internal control over financial reporting that occurred during the nine months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not complete the Oxford Acquisition within the anticipated time frame or at all; the assets to be acquired in the Oxford Acquisition may underperform relative to our expectations; the Oxford Acquisition may cause our financial results to differ from our expectations or the expectations of the investment community; and we may not be able to achieve anticipated cost savings or other anticipated objectives.
The acquisition of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP (“Oxford”), and Westmoreland’s contribution of certain royalty-bearing coal reserves at its Kemmerer Mine to Oxford in exchange for common units of limited partnership interest in Oxford (collectively, the “Oxford Acquisition”), is subject to a number of closing conditions, and the completion and success of the Oxford Acquisition is subject to a number of risks and uncertainties, including the conditions that our debt and Oxford’s debt are refinanced, and that the Oxford limited partners approve significant changes to the Oxford limited partnership agreement. The unpredictability of the business and regulatory conditions affecting the industry in which we operate and other risks and uncertainties may adversely affect our ability to complete the Oxford Acquisition or complete the Oxford Acquisition within the time frame we anticipate.
In addition, the success of the Oxford Acquisition will depend, in part, on our ability to realize the anticipated growth opportunities from the integration of Oxford’s assets, which we will control as the owner of the general partnership interest following the Oxford Acquisition, with our existing business. The integration process may be complex, costly and time consuming. The potential difficulties of integrating the Oxford assets and realizing our expectations for the Oxford Acquisition include, among other things:

•	failure to implement our strategy for the construction and development of the acquired assets;

•	unanticipated changes in commodity prices;

•	unanticipated changes in applicable laws and regulations;

•	retaining and obtaining required regulatory approvals, licenses and permits;

•	operating risks inherent in our business; and

•	other unanticipated issues, expenses and liabilities.
Many of these factors will be outside of our control, and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if our operations and the acquired assets are integrated successfully, we may not realize the full benefits of the Oxford Acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure you that the Oxford Acquisition will result in the realization of the full benefits anticipated.

Our cash flow will depend, in part, on the available cash and distributions of Oxford.
We expect our partnership interests in Oxford to be significant cash-generating assets. Therefore, our cash flow will be dependent, to some extent, upon the ability of Oxford to make a minimum quarterly distribution to its unitholders, including us. Oxford may not have sufficient available cash each quarter to enable it to pay distributions, which would have a corresponding negative impact on us. The amount of cash Oxford can distribute on its units principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the domestic and foreign supply and demand for coal;

•	the quantity and quality of coal available from competitors;

•	the prices under Oxford’s existing contracts where the pricing is tied to and adjusted periodically based on indices reflecting current market pricing;

•	competition for production of electricity from non-coal sources, including the price and availability of alternative fuels;

•	domestic air emission standards for coal-fueled power plants and the ability of coal-fueled power plants to meet these standards by installing scrubbers or other means;

•	adverse weather, climate or other natural conditions, including natural disasters;

•	domestic and foreign taxes;

•	domestic and foreign economic conditions, including economic slowdowns;

•
legislative, regulatory and judicial developments, environmental regulatory changes or changes in energy policy and energy conservation measures that would adversely affect the coal industry, such as legislation limiting carbon emissions or providing for increased funding and incentives for alternative energy sources;

•	the proximity to, capacity of and cost of transportation and port facilities; and

•	market price fluctuations for sulfur dioxide emission allowances.
Any adverse change in these factors could result in a decline in demand and lower prices for coal, which would negatively affect Oxford’s ability to have sufficient cash to pay distributions and, in turn, would negatively affect our cash flow.  In addition, the actual amount of cash Oxford will have available for distribution will depend on other factors, some of which are beyond its control, including:

•	the level of capital expenditures it makes;

•	the cost of acquisitions;

•	its debt service requirements and other liabilities;

•	fluctuations in its working capital needs;

•	its ability to borrow funds and access capital markets;

•	restrictions contained in debt agreements to which it is a party; and

•	the amount of cash reserves established by its general partner.
After completion of the Oxford Acquisition, we will act as the general partner of Oxford, a publicly traded limited partnership, which may subject us to a greater risk of liability than our historic business operations.
Following the Oxford Acquisition, we will own the general partnership interest in Oxford, a publicly traded limited partnership. Our ownership of the general partnership in Oxford may increase the possibility of claims of breach of fiduciary duties, including claims of conflicts of interest related to Oxford. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.
Although we will control Oxford through our ownership of the general partner interest, Oxford’s general partner will owe fiduciary duties to its unitholders, which may conflict with our interests.
Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, on the one hand, and Oxford and its limited partners, on the other hand. The directors and officers of Oxford’s general partner have fiduciary duties to manage Oxford in a manner beneficial to us. At the same time, Oxford’s general partner has fiduciary duties to manage the limited partnership in a manner beneficial to Oxford and its limited partners. The board of directors of Oxford’s general partner will resolve any such conflict and has broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest.

For example, conflicts of interest with Oxford may arise in the following situations:

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and Oxford, on the other hand;

•	the determination of the amount of cash to be distributed to Oxford’s limited partners and the amount of cash to be reserved for the future conduct of Oxford’s business; and

•	the determination whether to make borrowings under Oxford’s revolving credit facility to pay distributions to its limited partners.
Our hedging arrangement in connection with the ROVA Consolidated Agreement may result in losses if the market price for power drops below the level of our hedged position.

Under the Consolidated Agreement with respect to our ROVA facility, we expect to forego dispatching the ROVA units in low demand periods and maintain them in idle status. During such low demand periods, we will meet DVP’s power needs with fixed-price purchased power if doing so is more economically attractive than our physically operating the ROVA plants to generate power. Alternatively, we have the option to operate the ROVA plants, sell our produced power to DVP and resell the fixed-price purchased power in the open market. If we choose to operate the ROVA plants and resell our fixed-price purchased power into the open market, any such resales would be made at prevailing market rates. In the event that the prevailing market price for power falls below the level of our hedged position during periods when we are reselling the fixed- price purchased power in the open market, those resales would result in losses to us.
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
At September 30, 2014, we had outstanding indebtedness of approximately $818.9 million, which includes the $425.0 million aggregate principal amount of 10.75% Senior Secured Notes due 2018 and the capital leases we assumed in the Canadian Acquisition. We may also incur additional indebtedness in the future, including additional indebtedness under our revolving credit facility. Our leverage position may, among other things:

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
We estimate that our gross reclamation and mine-closing liabilities, which are based upon projected mine lives, current mine plans, permit requirements and our experience, were $384.8 million (on a present value basis) at September 30, 2014. Of these September 30, 2014 liabilities, our customers have assumed $97.9 million by contract. In addition, we held final reclamation deposits, received from customers, of approximately $77.1 million at September 30, 2014 to provide for these obligations. We estimate that our obligation for final reclamation that was not the contractual responsibility of others or covered by offsetting reclamation deposits was $209.8 million at September 30, 2014. We must recover this $209.8 million from revenues generated by coal sales.
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
In addition, unplanned outages of draglines and extensions of scheduled outages due to mechanical failures or other problems occur from time-to-time and are an inherent risk of our coal mining business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer tons of coal. As of September 30, 2014, five of our 30 owned or operated draglines were not in use due to either equipment servicing or because the dragline was scheduled to be down based on the operational needs of our mines. If properly maintained, a dragline can operate for 40 years or longer. As of December 31, 2013, the average age of Westmoreland’s dragline fleet (including the Canadian subsidiaries) was 33 years. In addition, at our Kemmerer Mine we use shovels instead of draglines. If properly maintained, a shovel can last for 30 years or longer. As of December 31, 2013, the average age of our shovels was 16 years. As our draglines, shovels and other major equipment age, we may experience unscheduled maintenance outages or increased maintenance costs, which would adversely affect our operating results.

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
In September 2013, the EPA reproposed new source performance standards for greenhouse gases (“GHG”) that would require new fossil-fuel fired power plants to install carbon capture and sequestration systems. The EPA stated that it intends to finalize the rule by January of 2015. The EPA also is developing GHG standards for existing and modified power plants, initial draft proposals of which the EPA released on June 2, 2014. The proposed rule sets the standard for existing sources as state-specific carbon emission rates that, if finalized, would be phased in between 2020 and 2030. The proposed rule would give states the discretion to use a variety of approaches, including cap-and-trade programs, to meet the standard. The EPA estimates that the proposed existing source rule would reduce CO2 emissions from the power sector by 30 percent by 2030, with a focus on emissions from coal-fired generation. The EPA plans to finalize the rule by June 2015, with state plans due by June 2016, with one- to two-year extensions available. It is difficult to predict at this time the effect these proposed rules would have on our revenues and profitability.
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
Approximately 70% of our total U.S. workforce is represented by two labor unions, the International Union of Operating Engineers and the United Mine Workers of America. Our unionized workforce is spread out amongst the majority of our surface mines. As a majority of our workforce is unionized, there may be an increased risk of strikes and other labor disputes, and our ability to alter labor costs is subject to collective bargaining. The collective bargaining agreement relating to the represented workforce at the Absaloka Mine expired in mid-2011. We were successful in negotiating a new agreement without any work stoppages or other disruptions. In 2012, we were successful in entering into agreements with our workforce at Savage, Kemmerer and Rosebud. If our Jewett Mine operations were to become unionized, we could be subject to additional risk of work stoppages, other labor disputes and higher labor costs, which could adversely affect the stability of production and our results of operations. While strikes are generally a force majeure event in long-term coal supply agreements, thereby exempting the mine from its delivery obligations, the loss of revenue for even a short time could have a material adverse effect on our financial results.
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

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company's purchases of its common stock during the three months ended September 30, 2014 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
August 1, 2014	1,011	$42.46
____________________

(1)	Shares purchased as indicated in this table represent the withholding of a portion of restricted shares to cover taxes on vested restricted shares.

ITEM 4	— MINE SAFETY DISCLOSURE.
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

WESTMORELAND COAL COMPANY

Date:	October 28, 2014	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer and Treasurer (Principal Financial Officer and A Duly Authorized Officer)

Date:	October 28, 2014	/s/ Russell H. Werner
Russell H. Werner
Controller (Principal Accounting Officer and A Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith	Submitted Herewith

10.1	Form of 2014 Time Vested Restricted Stock Unit Agreement for Directors	10-Q	001-11155	10.1	7/31/2014
10.2	Form of Time Vested Restricted Stock Unit Agreement for 2014 Awards	10-Q	001-11155	10.2	7/31/2014
10.3	Form of Performance Vested Restricted Stock Unit Agreement for 2014 Awards	10-Q	001-11155	10.3	7/31/2014
10.4	Fifth Supplemental Indenture, dated as of July 31, 2014, by and among Westmoreland Coal Company, Westmoreland Partners, Wells Fargo Bank, National Association, as trustee, Wells Fargo Bank, National Association, as note collateral agent, and the new guarantors party thereto	8-K	001-11155	10.1	8/6/2014
10.5	Agreement dated August 7, 2014, by and between Cloud Peak Energy Logistics LLC and Coal Valley Resources, Inc.	8-K	001-11155	10.1	8/8/2014
10.6	Contribution Agreement by and between Westmoreland Coal Company and Oxford Resource Partners, L.P. dated October 16, 2014					X
10.7
Purchase Agreement by and among AIM Oxford Holdings, LLC, C&T Coal, Inc., Jeffrey M. Gutman, Daniel M. Maher, and the Warrantholders executing this agreement as sellers and Westmoreland Coal Company as buyer dated October 16, 2014
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