Form 10-Q
period 2015-03-31
WESTMORELAND COAL Co
filed 2015-04-28
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 23, 2015: 17,908,598 shares of common stock, $2.50 par value.

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$53,393	$14,258
Receivables:
Trade	154,167	143,052
Loan and lease receivables	9,609	10,493
Contractual third-party reclamation receivables	14,457	12,462
Other	16,300	19,923
	194,533	185,930
Inventories	133,819	133,855
Deferred income taxes	14,696	13,083
Other current assets	15,077	13,645
Total current assets	411,518	360,771
Property, plant and equipment:
Land and mineral rights	496,034	500,226
Plant and equipment	989,914	956,112
	1,485,948	1,456,338
Less accumulated depreciation, depletion and amortization	562,413	528,676
Net property, plant and equipment	923,535	927,662
Loan and lease receivables	65,417	73,180
Advanced coal royalties	19,637	17,508
Reclamation deposits	76,715	77,907
Restricted investments and bond collateral	129,813	164,389
Contractual third-party reclamation receivables, less current portion	100,818	104,021
Investment in joint venture	32,395	33,409
Intangible assets, net of accumulated amortization of $15.8 million and $15.3 million at March 31, 2015 and December 31, 2014, respectively	30,784	31,315
Other assets	39,116	39,416
Total Assets	$1,829,748	$1,829,578
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$42,554	$43,136
Revolving lines of credit	—	9,576
Accounts payable and accrued expenses:
Trade and other accrued liabilities	141,479	149,514
Interest payable	9,180	2,699
Production taxes	52,174	45,747
Workers’ compensation	1,018	671
Postretirement medical benefits	13,263	13,263
SERP	368	368
Deferred revenue	17,372	13,175
Asset retirement obligations	48,024	43,289
Other current liabilities	27,054	52,459
Total current liabilities	352,486	373,897
Long-term debt, less current installments	1,004,623	932,075
Workers’ compensation, less current portion	6,223	6,315
Excess of black lung benefit obligation over trust assets	11,916	11,252
Postretirement medical benefits, less current portion	293,253	293,156
Pension and SERP obligations, less current portion	48,226	49,779
Deferred revenue, less current portion	32,914	35,255
Asset retirement obligations, less current portion	399,378	409,456
Intangible liabilities, net of accumulated amortization of $13.8 million and $13.5 million at March 31, 2015 and December 31, 2014, respectively	4,271	4,538
Deferred income taxes	37,444	34,852
Other liabilities	27,686	28,448
Total liabilities	2,218,420	2,179,023
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; issued and outstanding nil shares at March 31, 2015 and 91,669 shares at December 31, 2014	—	92
Common stock of $2.50 par value
Authorized 30,000,000 shares; issued and outstanding 17,769,746 shares at March 31, 2015 and 17,102,777 shares at December 31, 2014	44,421	42,756
Other paid-in capital	184,475	185,644
Accumulated other comprehensive loss	(150,046)	(124,296)
Accumulated deficit	(480,637)	(468,902)
Total Westmoreland Coal Company shareholders’ deficit	(401,787)	(364,706)
Noncontrolling interest	13,115	15,261
Total deficit	(388,672)	(349,445)
Total Liabilities and Deficit	$1,829,748	$1,829,578
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Revenues	$371,483	$180,202
Cost, expenses and other:
Cost of sales	301,711	138,630
Depreciation, depletion and amortization	38,059	16,059
Selling and administrative	26,716	13,331
Heritage health benefit expenses	3,059	3,544
Loss on sale/disposal of assets	229	38
Restructuring charges	553	397
Derivative gain	(5,276)	—
Income from equity affiliates	(2,025)	—
Other operating loss	2	150
	363,028	172,149
Operating income	8,455	8,053
Other income (expense):
Interest expense	(24,735)	(20,798)
Interest income	2,140	302
Gain (loss) on foreign exchange	2,109	(6,790)
Other income	193	93
	(20,293)	(27,193)
Loss before income taxes	(11,838)	(19,140)
Income tax expense (benefit)	2,040	(110)
Net loss	(13,878)	(19,030)
Less net loss attributable to noncontrolling interest	(2,146)	—
Net loss attributable to Westmoreland Coal Company	(11,732)	(19,030)
Less preferred stock dividend requirements	—	261
Net loss applicable to common shareholders	$(11,732)	$(19,291)
Net loss per share applicable to common shareholders:
Basic and diluted	$(0.67)	$(1.30)
Weighted average number of common shares outstanding
Basic and diluted	17,621	14,787
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net loss	$(13,878)	$(19,030)
Other comprehensive income (loss):
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	1,110	359
Adjustments to accumulated actuarial losses and transition obligations, pension	203	—
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	327	5
Tax effect of other comprehensive income gains	(575)	(138)
Change in foreign currency translation adjustment	(27,140)	—
Unrealized and realized gains and losses on available-for-sale securities	325	—
Other comprehensive income	(25,750)	226
Comprehensive loss attributable to the Parent company	$(39,628)	$(18,804)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Deficit
Three Months Ended March 31, 2015
(Unaudited)

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2014	91,669	$92	17,102,777	$42,756	$185,644	$(124,296)	$(468,902)	$15,261	$(349,445)
Preferred dividends declared	—	—	—	—	—	—	(3)	—	(3)
Common stock issued as compensation	—	—	29,801	75	1,447	—	—	—	1,522
Conversion and redemption of convertible notes and securities	(91,669)	(92)	604,557	1,511	(1,738)	—	—	—	(319)
Issuance of restricted stock	—	—	32,611	79	(878)	—	—	—	(799)
Net loss	—	—	—	—	—	—	(11,732)	(2,146)	(13,878)
Other comprehensive loss	—	—	—	—	—	(25,750)	—	—	(25,750)
Balance at March 31, 2015	—	$—	17,769,746	$44,421	$184,475	$(150,046)	$(480,637)	$13,115	$(388,672)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,878)	$(19,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	38,059	16,059
Accretion of asset retirement obligation and receivable	7,031	3,479
Non-cash tax benefits	(575)	(138)
Amortization of intangible assets and liabilities, net	(253)	153
Share-based compensation	1,522	728
Loss on sale/disposal of assets	229	38
Non-cash interest expense	1,327	—
Amortization of deferred financing costs	2,532	271
Other	(29)	—
Gain on sales of investment securities	(15)	—
Gain on derivative	(5,276)	—
Loss (gain) on foreign exchange	(2,109)	6,790
Income from equity affiliates	(2,025)	—
Distributions from equity affiliates	144	—
Changes in operating assets and liabilities:
Receivables	(15,899)	5,202
Inventories	(4,957)	4,525
Excess of black lung benefit obligation over trust assets	664	701
Deferred income tax	2,766	—
Accounts payable and accrued expenses	12,336	10,959
Deferred revenue	605	(1,302)
Income tax payable	(481)	28
Accrual for workers’ compensation	(1,158)	(69)
Asset retirement obligations	(4,838)	(1,352)
Accrual for postretirement medical benefits	424	906
Pension and SERP obligations	1,211	(293)
Other assets and liabilities	(15,717)	1,993
Net cash provided by operating activities	1,640	29,648
Cash flows from investing activities:
Additions to property, plant and equipment	(13,027)	(3,050)
Change in restricted investments and bond collateral and reclamation deposits	538	(465,544)
Cash released from escrow for acquisition	34,000	—
Cash payments related to acquisitions and other	(35,887)	—
Cash acquired related to acquisitionss	2,783	—
Net proceeds from sales of assets	1,123	—
Proceeds from the sale of restricted investments	1,568	—
Payments related to loan and lease receivables	(1,044)	—
Receipts from loan and lease receivables	2,591	—
Receivable from customer for property and equipment purchases	—	(10)
Other	(3,295)	(60)
Net cash used in investing activities	(10,650)	(468,664)
Cash flows from financing activities:
Change in book overdrafts	420	(315)
Borrowings from long-term debt, net of debt premium	79,359	454,219
Repayments of long-term debt	(17,160)	(6,239)
Borrowings on revolving lines of credit	32,675	—

Repayments on revolving lines of credit	(42,251)	—
Debt issuance costs and other refinancing costs	(2,806)	(7,598)
Preferred dividends paid	(3)	(261)
Proceeds from issuance of common shares	—	—
Exercise of stock options	—	—
Redemption of preferred stock	(319)	—
Net cash provided by financing activities	49,915	439,806
Effect of foreign exchange rates on cash	(1,770)	—
Net increase in cash and cash equivalents	39,135	790
Cash and cash equivalents, beginning of period	14,258	61,110
Cash and cash equivalents, end of period	$53,393	$61,900
Non-cash transactions:
Accrued purchases of property and equipment	$8,107	$983
Capital leases and other financing sources	12,700	12,936
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company, or the Company, or Parent, and its subsidiaries and controlled entities. The Company’s current principal activities are conducted within the United States and Canada. U.S. activities include the production and sale of coal from its mines in Montana, Wyoming, North Dakota, Texas, and Ohio and the ownership of the Roanoke Valley power plants, or ROVA, in North Carolina. Canadian activities include the production and sale of coal from six surface mines in Alberta and Saskatchewan, selling char to the barbecue briquette industry, and a 50% interest in a joint venture which produces activated carbon. The Company’s activities are primarily conducted through wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
U.S. Coal Operations – The Company’s Kemmerer Mine is owned by its subsidiary Westmoreland Kemmerer, Inc., or Kemmerer. The Company’s Absaloka Mine is owned by its subsidiary Westmoreland Resources, Inc., or WRI. The Beulah, Jewett, Rosebud, and Savage Mines are owned through the Company’s subsidiary Westmoreland Mining LLC, or WML. The Company’s Buckingham Mine is owned by its subsidiary WCC Land Holding Company, Inc. See Note 2 for additional information on the Buckingham Mine.
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
Master Limited Partnership – On December 31, 2014, the Company acquired Westmoreland Resources GP, LLC (formerly Oxford Resources GP, LLC) (the “GP”), the general partner of Westmoreland Resource Partners, LP (formerly Oxford Resource Partners, LP) (NYSE: WMLP, “WMLP”). Concurrent with the acquisition of the GP, Westmoreland contributed certain royalty-bearing coal reserves to WMLP in return for common units representing limited partner interests in WMLP, resulting in the Company owning approximately 79% of the outstanding equity interests in WMLP. WMLP is a low-cost producer of high value thermal coal in Northern Appalachia. WMLP markets its coal primarily to large electric utilities with coal-fire, base load scrubbed power plants under long-term coal sales contracts. See Note 2 for additional information.
The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015.
These quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in its 2014 Form 10-K. Most of the descriptions of the accounting principles and other footnote disclosures previously made have been omitted in this report so long as the interim information presented is not misleading or inconsistent.
Debt Obligations
As of March 31, 2015, the Company is subject to three major debt arrangements: (1) $350.0 million in aggregate principal amount of 8.75% senior secured notes at the parent level (the “8.75% Notes”); (2) a secured term loan facility at the parent level in the aggregate principal amount of $423.9 million (the “WCC Term Loan Facility”); and (3) a secured term loan facility at WMLP in the aggregate principal amount of $176.3 million (the “WMLP Term Loan Facility”).
The 8.75% Notes are guaranteed by Westmoreland Energy LLC, Westmoreland Kemmerer, Inc., Westmoreland Mining LLC and Westmoreland Resources, Inc. and their respective subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc. and certain other immaterial subsidiaries). The 8.75% Notes are not guaranteed by Westmoreland Canada LLC or any of its subsidiaries, nor are they guaranteed by Westmoreland Resources GP, LLC or Westmoreland Resource Partners, LP, referred to as the Non-guarantors. The WCC Term Loan Facility is guaranteed by

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Westmoreland Energy LLC, Westmoreland Kemmerer, Inc., Westmoreland Mining LLC, Westmoreland Resources, Inc. and certain other direct and indirect subsidiaries of the Company (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc., Westmoreland Canada, LLC, Westmoreland Resources GP, LLC, Westmoreland Resource Partners, LP and certain other immaterial subsidiaries).
Borrowings under the WMLP Term Loan Facility are secured by substantially all of WMLP’s and its subsidiaries’ assets.
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
The Company’s derivative instruments are recorded at fair value with changes in fair value recognized in the Consolidated Statements of Operations at the end of each period in Gain (loss) on foreign exchange or Derivative gain.
Foreign Exchange Transactions
Amounts held and transactions denominated in foreign currencies other than the operating unit’s functional currency give rise to foreign exchange gains and losses which are included within Gain (loss) on foreign exchange.
Equity-Method Investments
The Company’s 50% interest in the Estevan Activated Carbon Joint Venture is accounted for under the equity method of accounting. Investments in unconsolidated affiliates that the Company has the ability to exercise significant influence over, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its proportionate share of the entity’s net income or loss at each reporting period in Income from equity affiliates on the Consolidated Statements of Operations with a corresponding entry to increase or decrease the carrying value of the investment.
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
Income Taxes
The Company’s effective tax rate in the three months ended March 31, 2015, was lower than the effective tax rate in the three months ended March 31, 2014, primarily due to the forecasted 2015 decrease in pre-tax loss and an increase in income tax expense related to the our acquisition of PMRU and CVRI (the “Canadian Acquisition”).

For the three months ended March 31, 2015, the Company’s effective tax rate differs from the statutory rate primarily due to the U.S. valuation allowance and foreign operations. For the three months ended March 31, 2014, the Company’s effective tax rate differs from the statutory rate primarily due to the U.S. valuation allowance.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Noncontrolling Interest
The Company owns 100% of the GP equity units and thereby has controlling interest of WMLP. The Company includes the accounts of the GP and provides for a noncontrolling interest in WMLP, which was approximately 21% at March 31, 2015.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statement that have not been previous issued. Management projects the impact to the financial statements resulting in balance sheet reclassification for which the Deferred financing costs, net account is recharacterized as a a contra-liability reducing the Long-term debt, less current installments balance for each of the respective periods upon adoption.

2.    ACQUISITIONS
Acquisition of Buckingham Coal Company, LLC
On January 1, 2015, Westmoreland completed the acquisition of Buckingham Coal Company, LLC, an Ohio-based coal supplier (“Buckingham”), pursuant to an agreement dated January 1, 2015 among WCC Land Holding Company, Inc., an affiliate of the Company, for an initial cash purchase price of $34.0 million, reduced by a working capital adjustment of $1.6 million (the “Buckingham Acquisition”). The Buckingham operations are included in the Company’s Coal - U.S. segment.
The acquisition of Buckingham has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value.
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
A summary of the purchase consideration and a preliminary allocation of the purchase consideration follows (in millions):

Provisional as of March 31, 2015
Purchase Price:
Cash paid - Initial payment	$34.0
Cash received - Working capital adjustment	(1.6)
Net cash consideration	$32.4

Preliminary allocation of purchase price:
Assets:
Cash and cash equivalents	$2.8
Inventories - materials and supplies	2.0
Inventories - coal	—
Other current assets	0.1
Total current assets	4.9
Land and mineral rights	11.0
Plant and equipment	24.7
Total Assets	40.6
Liabilities:
Trade payables and other accrued liabilities	(4.4)
Asset retirement obligations	(1.0)
Total current liabilities	(5.4)
Asset retirement obligations, less current portion	(2.8)
Total Liabilities	(8.2)
Net fair value	$32.4
Acquisition of General Partner of Westmoreland Resource Partners, LP
On December 31, 2014, the Company completed the acquisition of the GP (the “GP Acquisition”), and completed a contribution of certain royalty-bearing coal reserves to WMLP in return for WMLP common units (the “Contribution” and together with the GP Acquisition, the “WMLP Transactions”).
Westmoreland paid $30.0 million in December 2014 and $3.5 million in January 2015 to acquire the GP; and received 4,512,500 common units of WMLP (on a post-split basis following a 12-to-1 reverse split of WMLP’s common and general partner units) as consideration for the Contribution.
In connection with the closing, WMLP’s name was changed to Westmoreland Resource Partners, LP from Oxford Resource Partners, LP and the name of the GP was changed to Westmoreland Resources GP, LLC from Oxford Resources GP, LLC. The common units of WMLP trade on the NYSE under the symbol “WMLP”.
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
No goodwill was recorded in the GP Acquisition and $31.0 million of intangible assets to be amortized over a fifteen-year period were identified in the GP Acquisition. The intangible asset identified in the GP Acquisition is a favorable terminal lease at a dock in Ohio which was fair valued based on more favorable market prices than contracted prices in lease agreements as measured during a business combination.
Canadian Acquisition
On April 28, 2014, Westmoreland Coal Company acquired PMRU and CVRI. These Canadian operations include six producing thermal coal mines in the Canadian provinces of Alberta and Saskatchewan, a char production facility, and a 50% interest in an activated carbon plant.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Unaudited Pro Forma Information
The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisitions occurred on January 1, 2013, in the case of the Canadian Acquisition and the WMLP Transactions, and on January 1, 2014, in the case of the Buckingham Acquisition. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisitions occurred on the dates indicated above, or of future results of operations.

(In thousands, except per share data)	Three Months Ended March 31,
2014
Total Revenues
As reported	$180,202
Pro forma (unaudited)	$465,791

Operating Income
As reported	$8,053
Pro forma (unaudited)	$36,176

Net income (loss) applicable to common shareholders
As reported	$(19,291)
Pro forma (unaudited)	$1,382

Net income (loss) per share applicable to common shareholders
As reported	$(1.30)
Pro forma (unaudited)	$0.09

3.    INVENTORIES
Inventories consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Coal stockpiles	$42,266	$41,795
Coal fuel inventories	9,524	6,531
Materials and supplies	84,713	88,584
Reserve for obsolete inventory	(2,684)	(3,055)
Total	$133,819	$133,855

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

4.    RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Coal - U.S. Segment:
Reclamation bond collateral:
Kemmerer Mine	$25,692	$25,282
Absaloka Mine	11,799	11,781
Rosebud Mine	3,145	3,145
Beulah Mine	1,270	1,270
Buckingham acquisition escrow	—	34,000
Coal - Canada Segment:
PMRU	18,209	18,199
CVRI	31,869	31,866
Coal - WMLP Segment:
WMLP	9,547	10,634
Power Segment:
Power contract collateral	12,600	12,600
Corporate Segment:
Postretirement medical benefit bonds	8,834	8,780
Workers’ compensation bonds	6,848	6,832
Total restricted investments and bond collateral	$129,813	$164,389
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
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at March 31, 2015 were as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$92,771	$92,771	Level 1
Time deposits	2,451	2,451	Level 1
Available-for-sale	34,591	34,591	Level 1
	$129,813	$129,813
Available-for-Sale Restricted Investments and Bond Collateral
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at March 31, 2015 were as follows (in thousands):

Cost basis	$34,212
Gross unrealized holding gains	901
Gross unrealized holding losses	(522)
Fair value	$34,591

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Maturities of available-for-sale securities were as follows at March 31, 2015:

	Cost Basis	Fair Value
	(In thousands)
Due within one year	$391	$378
Due in five years or less	12,262	12,424
Due after five years to ten years	12,953	12,993
Due in more than ten years	8,606	8,796
	$34,212	$34,591

5.	RESTRUCTURING CHARGES
In 2013, the Company entered into an agreement with Virginia Electric Power Company, to restructure the remaining 5 years of the ROVA contract. The Company recorded restructuring charges for ROVA restructuring of nil and $0.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively.
The table below represents the restructuring provision activity related to the ROVA restructuring affecting our Power segment during the three months ended March 31, 2015 (in millions):

Beginning Balance	Restructuring Charges	Restructuring Payments	Ending Balance
$0.4	$—	$0.4	$—
During 2014, the Company initiated strategic changes related to the Canadian Acquisition and the GP Acquisition. The restructuring actions were completed in 2014 for the Canadian Acquisition and are expected to be completed in 2015 for the GP Acquisition. The Company recorded restructuring charges for one-time employee termination benefits of $0.6 million and nil for the three months ended March 31, 2015 and 2014, respectively, and expects that accruals will be paid through 2016.
The table below represents the restructuring provision activity related to the Canadian Acquisition and the GP Acquisition affecting our Coal - Canada, Coal - U.S. and Coal - WMLP segments during the three months ended March 31, 2015 (in millions):

Beginning Balance	Restructuring Charges	Restructuring Payments	Ending Balance
$8.8	$0.6	$5.8	$3.6

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

6.    LINES OF CREDIT AND DEBT
The amounts outstanding under the Company’s debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	March 31, 2015	December 31, 2014
	(In thousands)
8.75% Notes due 2022	$350,000	$350,000
WCC Term Loan Facility due 2020	423,938	350,000
WMLP Term Loan Facility due 2018	176,327	175,000
Capital lease obligations	101,893	109,351
Revolving line of credit	—	9,576
Other	9,627	4,062
Debt discount	(14,608)	(13,202)
Total debt outstanding	1,047,177	984,787
Less current installments	(42,554)	(52,712)
Total debt outstanding, less current installments	$1,004,623	$932,075
The following table presents aggregate contractual debt maturities of all debt:

As of March 31, 2015
(In thousands)
2015	$32,756
2016	41,944
2017	33,031
2018	12,505
2019	186,514
Thereafter	755,035
Total	1,061,785
Less: debt discount	(14,608)
Total debt	$1,047,177
On January 22, 2015, the Company amended the WCC Term Loan Facility to increase the borrowings by $75.0 million, for an aggregate principal amount of $425.0 million as of that date. The amendments to the WCC Term Loan Facility were made in connection with the acquisition of Buckingham and for working capital. Net proceeds were $71.0 million after a 2.5% discount, 1.5% broker fee, a consent fee of 1.17%, and $0.1 million of additional debt issuance costs.
Under the revolving line of credit (the “Revolving Credit Facility”) the maximum available borrowing amount is $50.0 million. As of March 31, 2015, the Company had no borrowings under the Revolving Credit Facility and had outstanding letters of credit in the amount of $22.8 million.
During the three months ended March 31, 2015, the Company entered into $12.7 million of new capital leases.
Additional information regarding the Company’s debt is outlined in Note 6 to the Consolidated Financial Statements in the Company’s 2014 Annual Report on Form 10-K.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,054	$822
Interest cost	2,907	3,203
Amortization of deferred items	327	5
Total net periodic benefit cost	$4,288	$4,030
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Former mining operations	$2,034	$2,403
Current operations	2,254	1,627
Total net periodic benefit cost	$4,288	$4,030
The costs for the former mining operations are included in Heritage health benefit expenses and costs for current operations are included in Cost of sales and Selling and administrative expenses.
Pension
The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements.
The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Components of net periodic benefit cost:
Service cost	$506	$500
Interest cost	1,985	1,747
Expected return on plan assets	(2,639)	(2,154)
Amortization of deferred items	1,110	359
Total net periodic pension cost	$962	$452
These costs are included in Cost of sales and Selling and administrative expenses.
The Company made no contributions to its pension plans in the three months ended March 31, 2015. The Company expects to make $1.2 million of contributions to its pension plans during the remainder of 2015.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

8.    HERITAGE HEALTH BENEFIT EXPENSES
The caption Heritage health benefit expenses used in the consolidated statements of operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Health care benefits	$2,049	$2,276
Combined benefit fund payments	462	512
Workers’ compensation benefits	110	136
Black lung benefits	438	620
Total	$3,059	$3,544

9.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE AND RECLAMATION DEPOSITS
The asset retirement obligation, contractual third-party reclamation receivable, and reclamation deposits for each of the Company’s operating segments at March 31, 2015 are summarized below:

	Asset Retirement Obligation	Contractual Third-Party Reclamation Receivable	Reclamation Deposits
	(In thousands)
Coal - U.S.	$295,569	$109,126	$76,715
Coal - Canada	118,285	6,149	—
Coal - WMLP	32,569	—	—
Power	979	—	—
Total	$447,402	$115,275	$76,715
Asset Retirement Obligations
Changes in the Company’s asset retirement obligations were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$452,745	$279,864
Accretion	9,701	5,836
Liabilities settled	(8,195)	(4,437)
Changes due to amount and timing of reclamation	336	—
Asset retirement obligations acquired	3,769	—
Changes due to foreign currency translation	(10,954)	—
Asset retirement obligations, end of period	447,402	281,263
Less current portion	(48,024)	(22,227)
Asset retirement obligations, less current portion	$399,378	$259,036

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Contractual Third-Party Reclamation Receivables
At March 31, 2015, the Company recognized an asset of $115.3 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for future reclamation expenditures.
Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at March 31, 2015 were as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$43,228	$43,228	Level 1
Available-for-sale securities	33,487	33,487	Level 1
	$76,715	$76,715
These accounts include available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss.
Available-for-Sale Reclamation Deposits
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at March 31, 2015 were as follows (in thousands):

Cost basis	$33,118
Gross unrealized holding gains	964
Gross unrealized holding losses	(595)
Fair value	$33,487

Maturities of available-for-sale securities were as follows at March 31, 2015:

	Cost Basis	Fair Value
	(In thousands)
Within one year	$226	$240
Due in five years or less	17,820	18,030
Due after five years to ten years	6,622	6,514
Due in more than ten years	8,450	8,703
	$33,118	$33,487

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

During 2014, the Company entered into contracts to purchase power at its ROVA facility to manage exposure to power price fluctuations. These contracts cover the period from April 2014 to March 2019 and contracted power prices range from $41.05 to $56.33 megawatts per hour, with a weighted average contract price of $43.39 over the remaining contract lives. The fair value of these power price derivatives are based on comparing contracted prices to projected future prices.
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying Consolidated Balance Sheets was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014
Contracts to purchase power	Other current liabilities	$6,546	$8,265
Contracts to purchase power	Other liabilities	21,666	21,103
The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations was as follows (in thousands):

Derivative Instruments	Statement of Operations Location	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Canadian dollar foreign exchange forward contracts	Gain (loss) on foreign exchange	$—	$(6,790)
Contracts to purchase power	Derivative gain	5,276	—

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
The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value at March 31, 2015:

Level 1
(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$34,591
Available-for-sale investments included in Reclamation deposits	33,487
Total assets	$68,078
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of March 31, 2015, the Company had no long-term debt with Level 3 fair values. The estimated fair values of the Company’s debt with fixed and variable interest rates are as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
December 31, 2014	$345,498	$348,250	$341,300	$344,750
March 31, 2015	$345,617	$350,875	$413,712	$421,818
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

12.    SHAREHOLDERS’ DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Preferred Stock
The Company paid less than $0.1 million of preferred stock dividends for the three months ended March 31, 2015. During the three ended March 31, 2015, approximately 88,494 shares of preferred stock were converted into 604,557 shares of common stock and 3,175 shares of preferred stock were redeemed under a mandatory redemption for $0.3 million. At March 31, 2015, there were no outstanding preferred stock shares.
Changes in Accumulated Other Comprehensive Income (Loss)
The following table reflects the changes in accumulated other comprehensive income (loss) by component:

	Pension	Postretirement medical benefits	Unrealized gains and losses on available-for-sale securities, net	Foreign currency translation adjustment	Tax effect of other comprehensive income gains	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at December 31, 2014	$(36,065)	$(39,716)	$413	$(17,880)	$(31,048)	$(124,296)
Other comprehensive income (loss) before reclassifications	203	—	311	(27,140)	(575)	(27,201)
Amounts reclassified from accumulated other comprehensive income (loss)	1,110	327	14	—	—	1,451
Balance at March 31, 2015	$(34,752)	$(39,389)	$738	$(45,020)	$(31,623)	$(150,046)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The following table reflects the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 are as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss[1]	Affected line item in the statement where net income (loss) is presented
	Three Months Ended March 31, 2015
Available-for sale securities
Realized gains and losses on available-for sale securities	$14	Other income (loss)

Amortization of defined benefit pension items
Prior service costs	$2
Actuarial losses	1,108	[2]
Total	$1,110
Amortization of postretirement medical items
Prior service costs	$(159)	[3]
Actuarial losses	486	[3]
Total	$327
____________________

(1)	Amounts in parentheses indicate debits to income/loss.

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 7 - Pension for additional details)

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic postretirement medical cost. (See Note 7 - Postretirement Medical Benefits for additional details)

13.     SHARE-BASED COMPENSATION
The Company grants employees and non-employee directors restricted stock units. Non-employee directors receive equity awards with a value of $90,000 after each annual meeting.
The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$663	$728
Contributions of stock to the Company’s 401(k) plan	859	—
Total share-based compensation expense	$1,522	$728
Restricted Stock Units
A summary of restricted stock award activity for the three months ended March 31, 2015 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2014	409,362	$13.87
Vested	(9,639)	9.49
Forfeited	(3,610)	30.76
Non-vested at March 31, 2015	396,113	$15.41	$2,516	(1)
____________________

(1)	Expected to be recognized over the next three years.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

In April 2015, 233,974 restricted stock units were granted, of which 117,003 units will vest ratably over a three-year period. The remaining 116,971 units are performance-based, which will vest and pay out at the end of a three-year period if performance goals are met.
Stock Options
A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2014	110,806	$22.15
Expired	—	—
Outstanding and exercisable at March 31, 2015	110,806	$22.15	2.9	$510	$—
There were no stock options granted during the three months ended March 31, 2015.
SARs
A summary of SARs activity for the three months ended March 31, 2015 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2014	16,943	$25.44
Expired	—	—
Outstanding and exercisable at March 31, 2015	16,943	$25.44	1.1	$22	$—
There were no SARs granted during the three months ended March 31, 2015.

14.    EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, and restricted stock units. No such items were included in the computations of diluted loss per share in the three months ended March 31, 2015 and 2014 because the Company incurred a net loss applicable to common shareholders in these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Convertible securities	$—	$828
Restricted stock units, stock options and SARs	524	779
Total shares excluded from diluted shares calculation	$524	$1,607

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

15.    BUSINESS SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization, reporting of revenue, and operating income.
The Company’s operations are classified into six reporting segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage, and Corporate and Eliminations. The Buckingham operations are included in the Company’s Coal - U.S. segment.
Summarized financial information by segment is as follows:

	Coal - U.S.(1)	Coal - Canada(2)	Coal - WMLP(3)	Power	Heritage	Corporate and Eliminations(4)	Consolidated
	(In thousands)
Three Months Ended March 31, 2015
Revenues	$196,392	$103,242	$67,567	$20,647	$—	$(16,365)	$371,483
Restructuring charges	—	—	553	—	—	—	553
Depreciation, depletion, and amortization	14,088	11,265	10,180	2,484	—	42	38,059
Operating income (loss)	11,266	9,865	(4,517)	413	(3,349)	(5,223)	8,455
Total assets	733,833	593,684	296,131	172,310	16,005	17,785	1,829,748
Capital expenditures	10,399	4,049	1,570	579	—	(3,570)	13,027
Three Months Ended March 31, 2014
Revenues	$158,190	$—	$—	$22,012	$—	$—	$180,202
Restructuring charges	—	—	—	397	—	—	397
Depreciation, depletion, and amortization	13,459	—	—	2,524	—	76	16,059
Operating income (loss)	13,447	—	—	1,744	(3,830)	(3,308)	8,053
Total assets	697,916	—	—	167,998	15,622	525,611	1,407,147
Capital expenditures	3,053	—	—	35	—	(38)	3,050
____________________

(1)	The Buckingham Acquisition was completed on January 1, 2015. For the three months ended March 31, 2015, revenues and operating income for Buckingham were $30.1 million and $1.0 million, respectively.

(2)	The Canadian operations were acquired on April 28, 2014, therefore, there is no activity for the three months ended March 31, 2014.

(3)	The operations reported under the segment Coal - WMLP were acquired on December 31, 2014, therefore, there is no activity for the three months ended March 31, 2014.

(4)	The Coal - WMLP segment recorded revenues of $16.4 million for intersegment revenues to the Coal - U.S. segment.
A reconciliation of segment income from operations to loss before income taxes follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Income from operations	$8,455	$8,053
Interest expense	(24,735)	(20,798)
Interest income	2,140	302
Gain (loss) on foreign exchange	2,109	(6,790)
Other income	193	93
Loss before income taxes	$(11,838)	$(19,140)

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about recent acqisitions and their anticipated effects on us, and our expectation that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are statements neither of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:

•	our ability to effectively manage WMLP;

•	our efforts to effectively integrate the operations we acquired in the Canadian Acquisition with our existing business and our ability to manage our expanded operations following the acquisition;

•	our ability to realize growth opportunities and cost synergies as a result of the addition of our Canadian Operations;

•	our substantial level of indebtedness and our ability to adhere to financial covenants related to our borrowing arrangements;

•	the ability of our hedging arrangement with respect to our ROVA facility to generate free cash flow due to the fully hedged position through March 2019;

•	changes in our post-retirement medical benefit and pension obligations and the impact of the recently enacted healthcare legislation on our employee health benefit costs;

•	inaccuracies in our estimates of our coal reserves;

•	the effect of consummating financing, acquisition or disposition transactions;

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

•	the effect of the Environmental Protection Agency's and Canadian and provincial governments’ inquiries and regulations on the operations of the power plants to which we provide coal; and

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

•	other factors that are described in “Risk Factors” in our 2014 Form 10-K and any subsequent quarterly filing on Form 10-Q.
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
Overview
Westmoreland Coal Company is the oldest independent coal company in the United States. Our coal operations include sub-bituminous and lignite surface coal mining in the Western United States and Canada, an underground bituminous coal mine in Ohio, a char production facility, and a 50% interest in an activated carbon plant. We also own the general partner of, and a majority of the equity interests in, WMLP (formerly Oxford Resource Partners, LP), a publicly-traded coal master limited partnership with six mining complexes. We sold 44.8 million tons of coal in 2014 and 13.5 million tons through March 31, 2015, which includes tons sold at our Coal - WMLP segment. Our power operations include two coal-fired power generation units in North Carolina. We classify our business into six segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage and Corporate. Our principal operating segments are our Coal - U.S., Coal - Canada, Coal - WMLP and Power segments. Our two non-operating segments are our Heritage and Corporate segments. Our Heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our Corporate segment consists primarily of corporate administrative expenses.
We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing heritage health benefit costs and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries.
WMLP Transactions
On December 31, 2014, we completed the WMLP Transactions. We paid a total of $33.5 million in cash to acquire the GP and received 4,512,500 common units of WMLP (on a post-split basis following the 12-to-1 reverse split of WMLP’s units that occurred in connection with the closing of the GP Acquisition) as consideration for the Contribution. Our ownership in WMLP represents approximately 79% of the outstanding equity interests in WMLP, following the 25% unit dividend to unit holders that occurred on January 30, 2015.
Going forward, we expect WMLP to provide us with a platform to implement a value-creating “drop-down” strategy pursuant to which we intend to periodically contribute certain U.S. and Canadian coal assets to WMLP in exchange for a combination of cash and additional limited partner interests. We intend to complete the first such drop-down transaction in 2015. Further, as the owner of the general partner of WMLP, we expect to optimize its operations and improve its financial performance. We expect the combination of contributions of assets and improved WMLP operations to result in the resumed payment of quarterly distributions to WMLP unitholders, including us, as well as increasing future payments to us as a result of incentive distribution rights to which we are entitled as the owner of WMLP’s general partner.
Acquisition of Buckingham Coal Company, LLC
On January 1, 2015, we completed the acquisition of Buckingham Coal Company, LLC, an Ohio-based coal supplier (“Buckingham”), pursuant to an agreement dated January 1, 2015 among WCC Land Holding Company, Inc. an affiliate of the Company for an initial cash purchase price of $34.0 million, which was reduced by a working capital adjustment of $1.6 million. The Buckingham operations are included in the Company’s Coal - U.S. segment.
Separately, WCC Land Holding Company, Inc. entered into a five-year coal supply agreement with Buckingham’s primary customer, AEP Generation Resources Inc., which includes an obligation to purchase a minimum of 5.5 million tons of coal annually.
Add-on to WCC Term Loan Facility
On January 22, 2015, we amended the WCC Term Loan Credit Agreement to increase the borrowings by $75.0 million, for an aggregate principal amount of $425.0 million as of that date. The amendments to the WCC Term Loan Facility were made in connection with the acquisition of Buckingham. Net proceeds were $71.0 million after a 2.5% discount, 1.5% broker fee, a consent fee of 1.17%, and $0.1 million of additional debt issuance costs.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Results of Operations
Items that Affect Comparability of Our Results
For the three months ended March 31, 2015, our results included items that affect comparability of our results. The expense components of these items were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Derivative gain	$5,276	$—
Gain (loss) on foreign exchange	2,109	(6,790)
Restructuring charges	(553)	(397)
Incremental interest incurred before close of Canadian Acquisition	—	(6,144)
Canadian Acquisition bridge facility commitment fee	—	(4,875)
Impact (pre-tax)	$6,832	$(18,206)
Items recorded in 2015

•	We recorded $5.3 million of derivative gains related to ROVA’s purchased-power contracts.

•	We recorded a $2.1 million gain on foreign exchange due to currency fluctuations.

•	We recorded $0.6 million of restructuring charges related to the WMLP Transactions that are included in Restructuring charges.
Items recorded in 2014

•
We recorded $6.8 million of Loss on foreign exchange. In the first quarter of 2014, we entered into two foreign currency exchange forward contracts to purchase Canadian Dollars in order to hedge a portion of our exposure to fluctuating rates of exchange on anticipated Canadian Dollar-denominated Canadian Acquisition cash flows.

•	We recorded $0.4 million of restructuring charges related to the ROVA agreement restructuring and is included in Restructuring charges.

•	We recorded $6.1 million of incremental interest expense incurred before closing of the Canadian acquisition and is included in Interest expense.

•
We recorded $4.9 million of interest expense related to the Canadian Acquisition bridge facility. Upon closing of the $425 million private offering, our bridge facility commitment expired unexercised and as a result; the related commitment fee of $4.9 million was expensed and is included in Interest expense.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Summary
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2015	2014	$	%
	(In millions)
Revenues	$371.5	$180.2	$191.3	106.2%
Net loss applicable to common shareholders	(11.7)	(19.3)	7.6	(39.4)%
Adjusted EBITDA(1)	56.0	28.9	27.1	93.8%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Our first quarter 2015 revenues increased primarily due to the Canadian and Buckingham acquisitions and the WMLP Transactions.
Our first quarter 2015 net loss applicable to common shareholders increased by $17.4 million, excluding $6.8 million of income during 2015 and $18.2 million of expenses during 2014 discussed above in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this increase in net loss were:

Three Months Ended March 31, 2015
(In millions)
Results of the Coal - WMLP segment due to the WMLP Acquisition	$(7.6)
Increase in interest expense due to increased debt levels	(7.1)
Decrease in our power segment operating income due to unfavorable power prices	(7.0)
Decrease in our Coal - U.S. operating income primarily due to weather impacts and an unplanned customer outage	(2.2)
Results of our Coal - Canada segment due to the Canadian Acquisition	5.1
Increase due to other factors	1.4
Total	$(17.4)
Coal - U.S. Segment Operating Results
The following table shows comparative coal revenues, operating income, Adjusted EBITDA, sales volume, and percentage changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands, except per ton data)
Revenues	$196,392	$158,190	$38,202	24.1%
Operating income	11,266	13,447	(2,181)	(16.2)%
Adjusted EBITDA(1)	29,678	30,567	(889)	(2.9)%
Tons sold—millions of equivalent tons	6.9	6.8	0.1	1.5%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our first quarter 2015 U.S. coal segment revenues and tons sold increased primarily due to the Buckingham acquisition. Operating income was negatively impacted by weather impacts and an unplanned customer outage at our Beulah Mine.
Coal - Canada Segment Operating Results
The following table shows comparative coal revenues, operating income, Adjusted EBITDA, and sales volume between periods:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per ton data)
Revenues	$103,242	$—
Operating income	9,865	—
Adjusted EBITDA(1)	24,922	—
Tons sold—millions of equivalent tons	5.5	—
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

The Canadian Acquisition was completed on April 28, 2014; therefore, there is no activity for the three months ended March 31, 2014. Operating income was negatively impacted by CVRI as global reference export pricing continued to soften and production at the mine was temporarily idled to focus on one-time regulatory water management obligations.
Coal - WMLP Segment Operating Results
The following table shows comparative revenues, operating loss, Adjusted EBITDA, and sales volume between periods:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per ton data)
Revenues	$67,567	$—
Operating loss	(4,517)	—
Adjusted EBITDA(1)	9,590	—
Tons sold—millions of equivalent tons	1.1	—
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
The acquisition of the GP and majority interest in WMLP was completed on December 31, 2014; therefore, there is no activity for the three months ended March 31, 2014.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, Adjusted EBITDA, and percentage changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Revenues	$20,647	$22,012	$(1,365)	(6.2)%
Operating income	413	1,744	(1,331)	(76.3)%
Adjusted EBITDA(1)	(2,613)	4,833	(7,446)	(154.1)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our first quarter 2015 power segment revenues and operating income decreased due to unfavorable power prices. Operating income was positively impacted by $5.3 million of derivative gains on ROVA's purchased-power contracts.
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Heritage segment operating expenses	$3,349	$3,830	$(481)	(12.6)%
Our first quarter 2015 heritage segment operating expenses were comparable with the first quarter of 2014.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Corporate segment operating expenses	$2,904	$3,308	$(404)	(12.2)%
Our first quarter 2015 corporate segment operating expenses decreased compared with the first quarter of 2014 due to lower compensation costs.
Nonoperating Results (including interest expense, interest income, other income, income tax expense, and net income attributable to noncontrolling interest)
Our interest expense for the three months ended March 31, 2015 increased by $3.9 million compared to the three months ended March 31, 2014 primarily due to higher debt levels.
Our interest income, other income and income tax expense increased for the three months ended March 31, 2015 due to the Canadian Acquisition when compared to the three months ended March 31, 2014.
Our net loss attributable to noncontrolling interest for the three months ended March 31, 2015 was $2.1 million compared with nil for the three months ended March 31, 2014 related to the acquisition of WMLP on December 31, 2014.
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

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Reconciliation of Adjusted EBITDA to Net loss
Net loss	$(13,878)	$(19,030)

Income tax expense (benefit)	2,040	(110)
Interest income	(2,140)	(302)
Interest expense	24,735	20,798
Depreciation, depletion and amortization	38,059	16,059
Accretion of ARO and receivable	7,031	3,479
Amortization of intangible assets and liabilities	(253)	153
EBITDA	55,594	21,047

Restructuring charges	553	397
Loss (gain) on foreign exchange	(2,109)	6,790
Acquisition related costs (1)	1,400	—
Customer payments received under loan and lease receivables (2)	4,103	—
Derivative gain	(5,276)	—
Loss (gain) on sale/disposal of assets and other adjustments	240	(55)
Share-based compensation	1,522	728
Adjusted EBITDA	$56,027	$28,907
____________________

(1)	Includes the impact of cost of sales related to the sale of inventory written up to fair value in the WMLP acquisition.

(2)
Represents a return of and on capital. These amounts are not included in operating income or operating cash flows, as the capital outlays are treated as loan and lease receivables, but are included within Adjusted EBITDA so that the cash received by the Company is treated consistently with all other contracts within the Company that do not result in loan and lease receivable accounting.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Adjusted EBITDA by Segment
Coal - U.S.	$29,678	$30,567
Coal - Canada	24,922	—
Coal - WMLP	9,590	—
Power	(2,613)	4,833
Heritage	(3,348)	(3,830)
Corporate	(2,202)	(2,663)
Total	$56,027	$28,907

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Liquidity and Capital Resources
We had the following liquidity at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(In millions)
Cash and cash equivalents	$53.4	$14.3
Corporate revolving line of credit	27.2	16.9
Total	$80.6	$31.2
We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
We conduct our operations through subsidiaries. We have has significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the parent company are distributions from our principal operating subsidiaries. The cash at all of our subsidiaries is immediately available, except Westmoreland Risk Management, Inc. (“WRMI”) and WMLP. The cash at our captive insurance entity, WRMI, is available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is two hundred and fifty thousand dollars. The cash at WMLP is available to us through quarterly distributions. WMLP intends to resume quarterly distributions of $0.20 per unit beginning in May 2015, or $4.6 million annually. Based on our current ownership in WMLP, we would expect to receive approximately 79% of WMLP’s distributions. In addition, as the owner of WMLP’s general partner, we are entitled to incentive distribution rights.
Under the WCC Term Loan Facility, we are required to offer a portion of our Excess Cash Flow (as defined by the Agreement) for each fiscal year, beginning with the fiscal year ending December 31, 2015.
Under the Revolving Credit Facility the maximum available borrowing amount is $50.0 million. As of March 31, 2015, we had no borrowings under the Revolving Credit Facility and had outstanding letters of credit in the amount of $22.8 million.
Debt Obligations
8.75% Notes
The 8.75% Notes were outstanding in the principal amount of $350.0 million at March 31, 2015. The 8.75% Notes bear a fixed interest rate of 8.75% payable semiannually, on January 1 and July 1 of each year, commencing July 1, 2015. The 8.75% Notes mature on January 1, 2022. As of March 31, 2015, we were in compliance with all covenants for the 8.75% Notes.
Restricted Group and Unrestricted Group Results
Under the 8.75% Notes indenture (the “Indenture”), the WCC Term Loan Facility and the Revolving Credit Facility; the GP, WMLP and all of WMLP’s subsidiaries were automatically designated as “unrestricted subsidiaries” (the “Unrestricted Group”) following the closing of the WMLP Transactions. All of our other subsidiaries are restricted subsidiaries (the “Restricted Group”).
The Indenture requires summary information for the Restricted Group and Unrestricted Group which is provided as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

	Restricted Group	Unrestricted Group	Total
	(In thousands)
Balance sheet information as of March 31, 2015:
Cash and cash equivalents	$51,562	$1,831	$53,393
Total current assets	$370,662	$40,856	$411,518
Total assets	$1,533,617	$296,131	$1,829,748
Total current liabilities	$320,309	$32,177	$352,486
Total debt	$870,817	$176,360	$1,047,177
Total liabilities	$1,985,063	$233,357	$2,218,420

Statement of operations information for the three months ended March 31, 2015:
Revenues	$303,916	$67,567	$371,483
Operating costs and expenses	290,944	72,084	363,028
Operating loss	12,972	(4,517)	8,455
Other income and expenses	(14,542)	(5,751)	(20,293)
Loss before income taxes	(1,570)	(10,268)	(11,838)
Income tax expense	2,040	—	2,040
Net loss	(3,610)	(10,268)	(13,878)
Less net loss attributable to noncontrolling interest	—	(2,146)	(2,146)
Net loss attributable to the Parent company	$(3,610)	$(8,122)	$(11,732)
For the three months ended March 31, 2014, the Adjusted EBITDA for the Restricted Group was the same as the Company’s consolidated Adjusted EBITDA and nil for the Unrestricted group since the WMLP Transactions closed on December 31, 2014. For the three months ended March 31, 2015, Adjusted EBITDA associated with the Restricted Group and Unrestricted Group was $46.4 million and $9.6 million, respectively.
Non-guarantor Restricted Subsidiaries Results
The Indenture requires summary information for non-guarantor subsidiaries (as defined in the Indenture) which is provided as follows:

Absaloka Coal, LLC, Westmoreland Canada LLC, WRMI, the Canadian Subsidiaries and our Netherlands subsidiary (collectively, the “non-guarantor Restricted Subsidiaries”) had $887.7 million in total assets as of March 31, 2015, representing approximately 48.5% of our consolidated total assets, and generated $103.2 million in revenue for the three months ended March 31, 2015 representing approximately 27.8% of our consolidated revenue and generated Adjusted EBITDA of $25.2 million representing approximately 45.0% of our consolidated Adjusted EBITDA. As of March 31, 2015, our non-guarantor Restricted Subsidiaries had $75.5 million of total indebtedness and $520.6 million of total liabilities, and our non-guarantor Canadian Subsidiaries had availability of up to $20.0 million under the Canadian tranche of the Revolving Credit Facility.
WCC Term Loan Facility

The WCC Term Loan Facility had an outstanding principal amount of $423.9 million at March 31, 2015. On January 22, 2015, we amended the WCC Term Loan Facility to increase the borrowings under the facility by $75.0 million, for an aggregate principal amount of $425.0 million on that date. The amendments to the WCC Term Loan Facility were made in connection with the acquisition of Buckingham. The WCC Term Loan Facility matures on December 16, 2020. We may elect to have borrowings under the WCC Term Loan Facility bear interest at a per annum rate of (i) one, two-, three- or six-month LIBOR plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate plus 0.05%, and one-month LIBOR plus 1.00%) plus 5.50%. The interest rate at March 31, 2015 was 7.50%. The quarterly principal payment due which commenced March 31, 2015 was $1.1 million. As of March 31, 2015, we were in compliance with all covenants of the WCC Term Loan Facility.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Revolving Credit Facility
The Revolving Credit Facility has a maximum borrowing amount of $50.0 million in the aggregate, consisting of a $30.0 million sub-facility available to our U.S. borrowers and $20.0 million sub-facility available to our Canadian borrowers. The facility may support an equal amount of letters of credit, which would reduce the balance available under the facility. At March 31, 2015, availability on the Revolving Credit Facility was $27.2 million with $22.8 million supporting letters of credit. The Revolving Credit Facility has a maturity date of December 31, 2018. We were in compliance with all covenant requirements of the Revolving Credit Facility as of March 31, 2015.
WMLP Term Loan Facility
As of March 31, 2015, the outstanding balance on the WMLP Term Loan Facility was $176.3 million, which matures in December 2018. This amount represents the principal balance of $175.0 million, plus paid-in-kind interest of $1.3 million. At March 31, 2015, the WMLP Term Loan Facility had a cash interest rate of 9.25%. As of March 31, 2015, WMLP was in compliance with all covenants under the terms of the WMLP Term Loan Facility.
Capital Leases
During the three months ended March 31, 2015, we entered into $12.7 million of new capital leases.
Asset Retirement Obligations
We assumed $3.8 million of asset retirement obligations in the Buckingham Acquisition.
Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by payments of our heritage health and pension obligations as follows:

	Three Months Ended March 31,		2015 Remaining Expected Amounts
	2015	2014
	(In millions)
Postretirement medical benefits	$3.3	$2.7	$8.9
Combined Benefit Fund premiums	0.5	0.5	1.5
Workers’ compensation benefits	0.1	0.1	0.3
Total heritage health payments	$3.9	$3.3	$10.7

Pension contributions	$—	$0.6	$1.2
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$1,640	$29,648
Investing activities	(10,650)	(468,664)
Financing activities	49,915	439,806
Cash provided by operating activities decreased $28.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a repayment of a customer advance, unfavorable power prices at ROVA and unfavorable impacts of weather.
Cash used in investing activities decreased $458.0 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the $425 million private offering related to the Canadian Acquisition. Capital expenditures were $13.0 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Cash provided by financing activities decreased $389.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the Canadian Acquisition debt, which was partially offset with the Add-on to the WCC Term Loan Facility. Debt repayments were $17.2 million and $6.2 million for the three months ended March 31, 2015 and 2014, respectively.
We had a working capital surplus of $59.0 million at March 31, 2015 compared with a working capital deficit of $13.1 million at December 31, 2014 primarily due to the Add-on to the WCC Term Loan Facility.
Critical Accounting Policies and Estimates
Please refer to the corresponding section in Part II, Item 7 of our 2014 Form 10-K and the footnote disclosures included in Part I, Item I of this report for a discussion of our accounting policies and estimates.
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
Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Form 10-K.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Other than the changes below, there have been no material changes in our market risk during the three months ended March 31, 2015. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2014 Form 10-K.
Commodity Price Risk
We are exposed to commodity price risk on sales of power at our ROVA facility. We have entered into derivative contracts to purchase power in the future at fixed prices. Such derivative contracts are structured to manage our exposure to changing power prices and not for trading. For the three months ended March 31, 2015 and 2014, we incurred derivate gains related to these derivative contracts of $5.3 million and nil, respectively. Since any resales which we may make in the open market under these derivative contracts would be made at prevailing market prices, we may be subject to further losses under these hedging arrangements in the event that the market price for power falls below the level of our hedged position. Based on current market pricing trends, we may experience further losses under these hedging arrangements before the market price for power regains a level which is commensurate with our hedged position. If these trends continue, these losses could continue to adversely impact our results of operations and cash flows, and anticipated future cash losses are likely to be material.

Foreign Currency Exchange Rates
We are exposed to the effects of changes in exchange rates primarily from the Canadian dollar at our Canadian operations. We may enter into derivative contracts to manage exposure to fluctuations in foreign currency exchange rates. All decisions on derivative contracts are authorized and executed pursuant to our policies and procedures, which do not allow the use of financial instruments for trading purposes. There were no foreign currency derivative contracts outstanding as of March 31, 2015.
A description of our accounting policies for derivative financial instruments is included in Notes 1 and 10 to the consolidated financial statements.

ITEM 4	— CONTROLS AND PROCEDURES.
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
On December 31, 2014, we closed on the WMLP Acquisition and on January 1, 2015, we closed on the Buckingham Acquisition. As a result of these acquisitions, we are in the process of reviewing the internal controls of WMLP operations and the Buckingham operations and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired operations. Except for the acquisitions, there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have disclosed under the heading “Risk Factors” in our 2014 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2014 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company's purchases of its common stock during the three months ended March 31, 2015 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 2, 2015	1,137	$33.21
January 2, 2015	239	$34.61
February 2, 2015	2,073	$26.23
February 23, 2015	23,759	$29.31
____________________

(1)
Shares purchased as indicated in this table represent the withholding of a portion of restricted shares to cover taxes on vested restricted shares and were not made pursuant to a publicly announced share repurchase plan or program.

ITEM 4	— MINE SAFETY DISCLOSURE.
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations and other regulatory matters, as required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this report on Form 10-Q.

ITEM 6	— EXHIBITS.

See Exhibit Index at the end of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	April 28, 2015	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer and Treasurer (Principal Financial Officer and A Duly Authorized Officer)

Date:	April 28, 2015	/s/ Russell H. Werner
Russell H. Werner
Controller (Principal Accounting Officer and A Duly Authorized Officer)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	March 31, 2015	December 31, 2014
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$32,052	$697
Receivables:
Intercompany receivable	40,138	—
Other	1,962	3,157
	42,100	3,157
Deferred income taxes	4,548	4,548
Other current assets	837	770
Total current assets	79,537	9,172
Property, plant and equipment:
Plant and equipment	4,103	4,079
Less accumulated depreciation, depletion and amortization	3,018	2,976
Net property, plant and equipment	1,085	1,103
Restricted investments and bond collateral	15,682	32,612
Investment in subsidiaries	329,779	373,562
Intercompany receivable/payable	200,140	215,401
Other assets	22,444	19,804
Total Assets	$648,667	$651,654

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	March 31, 2015	December 31, 2014
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$7,750	$7,000
Revolving lines of credit	—	9,576
Accounts payable and accrued expenses:
Trade and other accrued liabilities	5,905	14,824
Interest payable	9,000	2,437
Workers’ compensation	666	671
Postretirement medical benefits	11,094	11,094
SERP	368	368
Intercompany payable	—	21,988
Other current liabilities	1,368	1,225
Total current liabilities	36,151	69,183
Long-term debt, less current installments	755,079	683,298
Workers’ compensation, less current portion	6,223	6,315
Excess of black lung benefit obligation over trust assets	11,916	11,252
Postretirement medical benefits, less current portion	185,188	186,376
Pension and SERP obligations, less current portion	24,823	25,178
Deferred income taxes	2,731	4,548
Other liabilities	420	626
Intercompany payable	14,808	14,323
Total liabilities	1,037,339	1,001,099
Shareholders’ deficit:
Preferred stock	—	92
Common stock	44,421	42,756
Other paid-in capital	184,475	185,644
Accumulated other comprehensive loss	(150,046)	(124,296)
Accumulated deficit	(480,637)	(468,902)
Total shareholders’ deficit	(401,787)	(364,706)
Noncontrolling interests in consolidated subsidiaries	13,115	15,261
Total deficit	(388,672)	(349,445)
Total Liabilities and Deficit	$648,667	$651,654

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Revenues	$—	$—
Cost, expenses and other:
Cost of sales	(506)	—
Depreciation, depletion and amortization	43	76
Selling and administrative	4,257	3,746
Heritage health benefit expenses	2,869	3,326
	6,663	7,148
Operating loss	(6,663)	(7,148)
Other income (expense):
Interest expense	(16,543)	(18,673)
Interest income	3,935	123
Loss on foreign exchange	(2)	(6,790)
Other income	1	1
	(12,609)	(25,339)
Loss before income taxes and income of consolidated subsidiaries	(19,272)	(32,487)
Equity in income of subsidiaries	2,831	13,319
Loss before income taxes	(16,441)	(19,168)
Income tax benefit	(2,563)	(138)
Net loss	(13,878)	(19,030)
Less net loss attributable to noncontrolling interest	(2,146)	—
Net loss attributable to the Parent company	$(11,732)	$(19,030)

WESTMORELAND COAL COMPANY
SCHEDULE I — COMPREHENSIVE LOSS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net loss	$(13,878)	$(19,030)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	1,110	359
Adjustments to accumulated actuarial losses and transition obligations, pension	203	—
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefits	327	5
Tax effect of other comprehensive income gains	(575)	(138)
Change in foreign currency translation adjustment	(27,140)	—
Unrealized and realized gains and losses on available-for-sale securities	325	—
Other comprehensive income (loss)	(25,750)	226
Comprehensive loss attributable to Westmoreland Coal Company	$(39,628)	$(18,804)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,878)	$(19,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of subsidiaries	(2,831)	(13,319)
Depreciation, depletion and amortization	43	76
Non-cash tax benefits	(575)	(138)
Share-based compensation	682	569
Amortization of deferred financing costs	1,189	149
Loss on foreign exchange	5	6,790
Changes in operating assets and liabilities:
Receivables, net	1,195	(178)
Excess of black lung benefit obligation over trust assets	664	701
Deferred income tax	(1,817)	—
Accounts payable and accrued expenses	(2,237)	5,670
Accrual for workers’ compensation	(97)	(69)
Accrual for postretirement medical benefits	(1,137)	(374)
Pension and SERP obligations	172	83
Other assets and liabilities	(1,503)	(183)
Distributions received from subsidiaries	—	42,500
Net cash provided by (used in) operating activities	(20,125)	23,247
Cash flows from investing activities:
Additions to property, plant and equipment	(140)	38
Change in restricted investments and bond collateral and reclamation deposits	394	(471,151)
Cash received from escrow for acquisition	17,000	—
Net cash provided by (used in) investing activities	17,254	(471,113)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount and premium	75,000	454,219
Repayments of long-term debt	(1,062)	—
Borrowings on revolving lines of credit	22,675	—
Repayments of revolving lines of credit	(32,251)	—
Debt issuance costs and other refinancing costs	(4,663)	(7,598)
Dividends/distributions	(3)	(261)
Redemption of preferred stock	(320)	—
Transactions with Parent/affiliates	(25,150)	4,939
Net cash provided by financing activities	34,226	451,299
Net increase in cash and cash equivalents	31,355	3,433
Cash and cash equivalents, beginning of year	697	25,326
Cash and cash equivalents, end of year	$32,052	$28,759

WESTMORELAND COAL COMPANY
SCHEDULE I — NOTES TO FINANCIAL STATEMENTS
(Parent Company Information — See Notes to Consolidated Financial Statements)

1.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Parent Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	March 31, 2015	December 31, 2014
	(In thousands)
8.75% Notes due 2022	$350,000	$350,000
WCC Term Loan Facility due 2020	423,938	350,000
Revolving line of credit	—	9,576
Other	3,500	3,500
Debt discount	(14,608)	(13,202)
Total debt outstanding	762,830	699,874
Less current installments	(7,750)	(16,576)
Total debt outstanding, less current installments	$755,080	$683,298
The following table presents aggregate contractual debt maturities of all long-term debt for the Parent Company:

As of March 31, 2015
(In thousands)
2015	$6,688
2016	4,250
2017	4,250
2018	4,250
2019	4,250
Thereafter	753,750
Total	777,438
Less: debt discount	(14,608)
Total debt	$762,830

On January 22, 2015, the Company amended the WCC Term Loan Facility to increase the borrowings by $75.0 million under the facility, for an aggregate principal amount of $425.0 million as of that date. The amendments to the WCC Term Loan Facility were made in connection with the acquisition of Buckingham. Net proceeds were $71.0 million after a 2.5% discount, 1.5% broker fee, a consent fee of 1.17%, and $0.1 million of additional debt issuance costs.
Under the Revolving Credit Facility the maximum available borrowing amount is $50.0 million. As of March 31, 2015, the Company had no borrowings under the Revolving Credit Facility and had outstanding letters of credit in the amount of $22.8 million.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Bylaws of Westmoreland Coal Company, as amended February 20, 2015	8-K	001-11155	3.1	2/25/2015
10.1	Form of Time Vested Restricted Stock Unit Agreement for 2015 Awards					X
10.2	Form of Performance Vested Restricted Stock Unit Agreement for 2015 Awards					X
10.3	Change of Control Agreement executed by Keith Alessi					X
10.4	Change of Control Agreement executed by Kevin Paprzycki					X
10.5	Change of Control Agreement executed by Jennifer Grafton					X
10.6	Change of Control Agreement executed by Joseph Micheletti					X
10.7	Change of Control Agreement executed by John Schadan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is "unaudited" or "unreviewed."