Form 10-Q
period 2015-06-30
WESTMORELAND COAL Co
filed 2015-07-31
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 24, 2015: 17,967,403 shares of common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$35,876	$14,258
Receivables:
Trade	136,720	143,052
Loan and lease receivables	9,258	10,493
Contractual third-party reclamation receivables	16,320	12,462
Other	14,497	19,923
	176,795	185,930
Inventories	138,759	133,855
Deferred income taxes	15,181	13,083
Other current assets	13,567	13,645
Total current assets	380,178	360,771
Property, plant and equipment:
Land and mineral rights	504,353	500,226
Plant and equipment	1,006,901	956,112
	1,511,254	1,456,338
Less accumulated depreciation, depletion and amortization	595,962	528,676
Net property, plant and equipment	915,292	927,662
Loan and lease receivables	58,627	73,180
Advanced coal royalties	18,725	17,508
Reclamation deposits	76,952	77,907
Restricted investments and bond collateral	128,167	164,389
Contractual third-party reclamation receivables, less current portion	99,040	104,021
Investment in joint venture	32,465	33,409
Intangible assets, net of accumulated amortization of $16.3 million and $15.3 million at June 30, 2015 and December 31, 2014, respectively	30,254	31,315
Other assets	37,906	39,416
Total Assets	$1,777,606	$1,829,578
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$42,566	$43,136
Revolving lines of credit	2,500	9,576
Accounts payable and accrued expenses:
Trade and other accrued liabilities	126,864	149,514
Interest payable	16,911	2,699
Production taxes	46,756	45,747
Workers’ compensation	661	671
Postretirement medical benefits	13,263	13,263
SERP	368	368
Deferred revenue	13,176	13,175
Asset retirement obligations	49,860	43,289
Other current liabilities	27,177	52,459
Total current liabilities	340,102	373,897
Long-term debt, less current installments	990,768	932,075
Workers’ compensation, less current portion	6,148	6,315
Excess of black lung benefit obligation over trust assets	11,638	11,252
Postretirement medical benefits, less current portion	293,340	293,156
Pension and SERP obligations, less current portion	44,925	49,779
Deferred revenue, less current portion	30,097	35,255
Asset retirement obligations, less current portion	401,403	409,456
Intangible liabilities, net of accumulated amortization of $14.0 million and $13.5 million at June 30, 2015 and December 31, 2014, respectively	4,004	4,538
Deferred income taxes	45,704	34,852
Other liabilities	32,268	28,448
Total liabilities	2,200,397	2,179,023
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; no issued and outstanding shares at June 30, 2015 and 91,669 shares issued and outstanding at December 31, 2014	—	92
Common stock of $0.01 par value as of June 30, 2015 and $2.50 par value as of December 31, 2014
Authorized 30,000,000 shares; issued and outstanding 17,952,320 shares at June 30, 2015 and 17,102,777 shares at December 31, 2014	180	42,756
Other paid-in capital	228,362	185,644
Accumulated other comprehensive loss	(145,686)	(124,296)
Accumulated deficit	(517,242)	(468,902)
Total Westmoreland Coal Company shareholders’ deficit	(434,386)	(364,706)
Noncontrolling interest	11,595	15,261
Total deficit	(422,791)	(349,445)
Total Liabilities and Deficit	$1,777,606	$1,829,578
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues	$348,959	$287,956	$720,444	$468,159
Cost, expenses and other:
Cost of sales	285,480	248,389	587,189	387,019
Depreciation, depletion and amortization	34,263	24,479	72,322	40,538
Selling and administrative	28,508	28,709	55,228	42,040
Heritage health benefit expenses	2,162	3,388	5,221	6,932
Loss (gain) on sale/disposal of assets	784	(43)	1,013	(5)
Restructuring charges	103	7,543	656	7,941
Derivative loss	6,178	5,930	902	5,930
Income from equity affiliates	(1,653)	(799)	(3,678)	(799)
Other operating loss	—	—	—	151
	355,825	317,596	718,853	489,747
Operating income (loss)	(6,866)	(29,640)	1,591	(21,588)
Other income (expense):
Interest expense	(25,304)	(21,786)	(50,039)	(42,584)
Loss on extinguishment of debt	—	(12,635)	—	(12,635)
Interest income	2,567	1,582	4,707	1,884
Gain (loss) on foreign exchange	(1,313)	2,649	795	(4,141)
Other income	534	483	726	576
	(23,516)	(29,707)	(43,811)	(56,900)
Loss before income taxes	(30,382)	(59,347)	(42,220)	(78,488)
Income tax expense	7,469	3,807	9,509	3,697
Net loss	(37,851)	(63,154)	(51,729)	(82,185)
Less net loss attributable to noncontrolling interest	(1,246)	—	(3,392)	—
Net loss attributable to Westmoreland Coal Company	(36,605)	(63,154)	(48,337)	(82,185)
Less preferred stock dividend requirements	—	209	—	470
Net loss applicable to common shareholders	$(36,605)	$(63,363)	$(48,337)	$(82,655)
Net loss per share applicable to common shareholders:
Basic and diluted	$(2.04)	$(4.19)	$(2.72)	$(5.52)
Weighted average number of common shares outstanding
Basic and diluted	17,926	15,136	17,775	14,962
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net loss	$(37,851)	$(63,154)	$(51,729)	$(82,185)
Other comprehensive income (loss):
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	1,157	359	2,267	717
Adjustments to accumulated actuarial losses and transition obligations, pension	(488)	—	(285)	—
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	327	5	654	10
Tax effect of other comprehensive income gains	225	64	(350)	(224)
Change in foreign currency translation adjustment	4,924	9,477	(22,216)	9,477
Unrealized and realized gains and losses on available-for-sale securities	(1,785)	—	(1,460)	—
Other comprehensive income (loss)	4,360	9,905	(21,390)	9,980
Comprehensive loss attributable to the Parent company	$(33,491)	$(53,249)	$(73,119)	$(72,205)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Deficit
Six Months Ended June 30, 2015
(Unaudited)

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2014	91,669	$92	17,102,777	$42,756	$185,644	$(124,296)	$(468,902)	$15,261	$(349,445)
Preferred dividends declared	—	—	—	—	—	—	(3)	—	(3)
WMLP distributions	—	—	—	—	—	—	—	(274)	(274)
Common stock issued as compensation	—	—	60,422	97	3,506	—	—	—	3,603
Conversion and redemption of convertible notes and securities	(91,669)	(92)	604,557	1,511	(1,738)	—	—	—	(319)
Issuance of restricted stock	—	—	184,564	406	(3,640)	—	—	—	(3,234)
Change in par value of common stock from $2.50 to $0.01	—	—	—	(44,590)	44,590	—	—	—	—
Net loss	—	—	—	—	—	—	(48,337)	(3,392)	(51,729)
Other comprehensive loss	—	—	—	—	—	(21,390)	—	—	(21,390)
Balance at June 30, 2015	—	$—	17,952,320	$180	$228,362	$(145,686)	$(517,242)	$11,595	$(422,791)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(51,729)	$(82,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	72,322	40,538
Accretion of asset retirement obligation and receivable	14,112	9,288
Share-based compensation	3,646	2,445
Loss (gain) on sale/disposal of assets	1,013	(5)
Non-cash interest expense	2,664	—
Amortization of deferred financing costs	4,997	1,209
Loss on extinguishment of debt	—	12,635
Loss on derivatives	902	5,930
Loss (gain) on foreign exchange	(795)	4,141
Income from equity affiliates	(3,678)	(799)
Distributions from equity affiliates	2,289	730
Deferred income tax	10,265	3,854
Other	(1,470)	89
Changes in operating assets and liabilities:
Receivables	1,283	(11,270)
Inventories	(8,789)	22,770
Accounts payable and accrued expenses	(1,560)	8,538
Deferred revenue	(6,141)	(8,424)
Accrual for workers’ compensation	(1,269)	(125)
Asset retirement obligations	(10,914)	(3,362)
Other assets and liabilities	(15,098)	4,576
Net cash provided by operating activities	12,050	10,573
Cash flows from investing activities:
Additions to property, plant and equipment	(38,554)	(17,361)
Change in restricted investments and bond collateral and reclamation deposits	(10,598)	(30,517)
Cash released from escrow for acquisition	34,000	—
Cash payments related to acquisitions and other	(35,887)	(322,637)
Cash acquired related to acquisitions	2,782	8,103
Proceeds from the sale of restricted investments	12,396	246
Payments related to loan and lease receivables	(2,466)	(1,120)
Receipts from loan and lease receivables	12,606	2,164
Other	1,193	131
Net cash used in investing activities	(24,528)	(360,991)
Cash flows from financing activities:
Change in book overdrafts	2,256	1,605
Borrowings from long-term debt, net of debt premium	79,359	454,219
Repayments of long-term debt	(33,724)	(97,538)
Borrowings on revolving lines of credit	35,175	10,000
Repayments on revolving lines of credit	(42,251)	(10,000)
Debt issuance costs and other refinancing costs	(4,252)	(27,053)
Other	(596)	(277)
Net cash provided by financing activities	35,967	330,956
Effect of foreign exchange rates on cash	(1,871)	(1,038)
Net increase (decrease) in cash and cash equivalents	21,618	(20,500)
Cash and cash equivalents, beginning of period	14,258	61,110
Cash and cash equivalents, end of period	$35,876	$40,610
Non-cash transactions:
Accrued purchases of property and equipment	$5,770	$10,456
Capital leases and other financing sources	12,763	13,010
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company, or the Company, or Parent, and its subsidiaries and controlled entities. The Company’s principal activities are conducted in the United States and Canada. U.S. activities include the production and sale of coal from mines in Montana, Wyoming, North Dakota, Texas, and Ohio and the operation of the Roanoke Valley power plants, or ROVA, in North Carolina. Canadian activities include production and sale of coal from six surface mines in Alberta and Saskatchewan, selling char to the barbecue briquette industry, and a 50% interest in a joint venture which produces activated carbon. The Company’s activities are primarily conducted through wholly owned subsidiaries. See Item 1 - Business of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) for additional information.
All intercompany transactions and accounts have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior amounts have been reclassified to conform to current period presentation. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015.
These unaudited quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2014 Form 10-K. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in its 2014 Form 10-K.
Recently Issued Accounting Pronouncements
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance should be applied on a retrospective basis. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. Management projects the impact to the financial statements resulting in balance sheet reclassification for which the Deferred financing costs, net account is recharacterized as a contra-liability reducing the Long-term debt, less current installments balance for each of the respective periods upon adoption.
In April 2015, the FASB issued ASU 2015-05, Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, provides guidance for determining whether a cloud computing arrangement (also referred to as a hosting arrangement) related to internal-use software has a software license element, and provides guidance on the appropriate accounting treatment. The new guidance should be applied on a retrospective basis. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

2.    ACQUISITIONS
Acquisition of Buckingham Coal Company, LLC
On January 1, 2015, Westmoreland completed the acquisition of Buckingham Coal Company, LLC, an Ohio-based coal supplier (“Buckingham”), pursuant to an agreement dated January 1, 2015 among WCC Land Holding Company, Inc., an

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

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
A summary of the purchase consideration and a preliminary allocation of the purchase consideration follows (in millions):

Provisional as of June 30, 2015
Purchase Price:
Cash paid - Initial payment	$34.0
Cash received - Working capital adjustment	(1.6)
Net cash consideration	$32.4

Preliminary allocation of purchase price:
Assets:
Cash and cash equivalents	$2.8
Inventories - materials and supplies	2.0
Other current assets	0.1
Total current assets	4.9
Land and mineral rights	13.5
Plant and equipment	24.7
Total Assets	43.1
Liabilities:
Trade payables and other accrued liabilities	(5.1)
Asset retirement obligations	(1.0)
Total current liabilities	(6.1)
Asset retirement obligations, less current portion	(2.8)
Other liabilities	(1.8)
Total Liabilities	(10.7)
Net fair value	$32.4

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Acquisition of General Partner of Westmoreland Resource Partners, LP
On December 31, 2014, the Company completed the acquisition of Westmoreland Resources GP, LLC (the “GP”), the general partner of Westmoreland Resource Partners, LP (“WMLP”), referred to as the “GP Acquisition.” Concurrent with the GP Acquisition, Westmoreland contributed certain royalty-bearing coal reserves to WMLP in return for WMLP common units (the “Contribution” and together with the GP Acquisition, the “WMLP Transactions”).
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

A summary of the purchase consideration and a preliminary allocation of the purchase consideration follows (in millions):

Provisional as of June 30, 2015
Purchase Price:
Cash paid at closing	$30.0
Contingent consideration	3.5
Fair value of outstanding WMLP units (1)	10.8
Total purchase consideration	$44.3

Preliminary allocation of purchase price:
Assets:
Trade receivables and other	$22.5
Inventories - materials and supplies	7.4
Inventories - coal	6.6
Other current assets	1.3
Total current assets	37.8
Land and mineral rights	39.5
Plant and equipment	134.0
Advanced coal royalties	9.2
Restricted investments and bond collateral	10.6
Intangible assets	31.0
Other assets	0.2
Total Assets	262.3
Liabilities:
Trade payables and other accrued liabilities	(19.1)
Asset retirement obligations	(7.8)
Other current liabilities	(4.0)
Total current liabilities	(30.9)
Long-term debt, less current installments	(160.1)
Asset retirement obligations, less current portion	(23.9)
Warrants	(2.0)
Other liabilities	(1.1)
Total Liabilities	(218.0)
Net Assets	44.3
Non-controlling Interest	(10.8)
Invested Equity	$33.5
(1) Represents the market price of WMLP units outstanding using the December 31, 2014 closing price of $1.00.
No goodwill was recorded in the GP Acquisition and $31.0 million of intangible assets to be amortized over a fifteen-year period were identified. The intangible asset identified in the GP Acquisition is a favorable terminal lease at a dock in Ohio which was fair valued based on more favorable contracted prices in lease agreements than market prices.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Canadian Acquisition
On April 28, 2014, Westmoreland Coal Company acquired Prairie Mines & Royalty ULC (“PMRU”) and Coal Valley Resources Inc. (“CVRI”), collectively referred to as the “Canadian Subsidiaries.” The operations of the Canadian Subsidiaries (the “Canadian Operations”) include six producing thermal coal mines in the Canadian provinces of Alberta and Saskatchewan, a char production facility, and a 50% interest in an activated carbon plant. The purchase consideration included a $282.8 million initial cash payment made on April 28, 2014, a cash payment for a working capital adjustment of $39.8 million made on June 25, 2014, and assumed liabilities of $421.3 million.
Acquisition related costs of $31.6 million were expensed for the six months ended June 30, 2014; which included a $13.6 million charge to Cost of sales related to the sale of inventory written up to fair value in the acquisition, $6.9 million of expenses included in Selling and administrative costs, $6.2 million of loss on foreign exchange as described in Note 10, and $4.9 million included in Interest expense related to a bridge facility commitment fee.
The Canadian Acquisition has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value.
The Company finalized the purchase price allocation for the Canadian Acquisition as of December 31, 2014. No goodwill was recorded in the acquisition and $37.0 million of intangible assets were identified in the acquisition.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

A summary of the purchase consideration and allocation of the purchase consideration follows (in millions):

Final as of December 31, 2014
Purchase Price:
Cash paid - Initial payment	$282.8
Cash paid - Working capital adjustment	39.8
Total cash consideration	$322.6

Allocation of purchase price:
Assets:
Cash and cash equivalents	$26.2
Receivables	78.1
Inventories - materials and supplies	52.0
Inventories - coal	79.8
Loan and lease receivables	11.2
Deferred tax assets	8.2
Other current assets	3.4
Total current assets	258.9
Land and mineral rights	202.6
Plant and equipment	114.8
Loan and lease receivables	79.1
Contractual third-party reclamation receivables, less current portion	6.8
Investment in joint venture	36.0
Intangible assets	37.0
Other assets	8.7
Total Assets	743.9
Liabilities:
Current installments of long-term debt	(36.3)
Trade payables and other accrued liabilities	(136.1)
Asset retirement obligations	(7.8)
Total current liabilities	(180.2)
Long-term debt, less current installments	(86.3)
Asset retirement obligations, less current portion	(122.9)
Deferred tax liabilities	(31.9)
Total Liabilities	(421.3)
Net fair value	$322.6
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

(In thousands, except per share data)	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Total Revenues
As reported	$287,956	$468,159
Pro forma (unaudited)	$435,933	$901,726

Operating Income
As reported	$(29,640)	$(21,588)
Pro forma (unaudited)	$(43,648)	$(7,473)

Net loss applicable to common shareholders
As reported	$(63,363)	$(82,655)
Pro forma (unaudited)	$(65,836)	$(64,455)

Net loss per share applicable to common shareholders
As reported	$(4.19)	$(5.52)
Pro forma (unaudited)	$(4.35)	$(4.31)

3.    INVENTORIES
Inventories consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Coal stockpiles	$45,504	$41,795
Coal fuel inventories	9,541	6,531
Materials and supplies	86,705	88,584
Reserve for obsolete inventory	(2,991)	(3,055)
Total	$138,759	$133,855

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

4.    RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Coal - U.S. Segment:
Reclamation bond collateral:
Kemmerer Mine	$25,271	$25,282
Absaloka Mine	11,798	11,781
Rosebud Mine	3,145	3,145
Beulah Mine	1,270	1,270
Buckingham acquisition escrow	—	34,000
Coal - Canada Segment:
Reclamation bond collateral - PMRU	18,214	18,199
Reclamation bond collateral - CVRI	31,869	31,866
Coal - WMLP Segment:
Reclamation bond collateral - WMLP	8,320	10,634
Power Segment:
Power contract collateral	12,600	12,600
Corporate Segment:
Postretirement medical benefit bonds	8,829	8,780
Workers’ compensation bonds	6,851	6,832
Total restricted investments and bond collateral	$128,167	$164,389
The Company invests its restricted investments and bond collateral accounts in a limited selection of fixed-income investment options and receives the investment returns on these investments. Funds in the restricted investments and bond collateral accounts are not available to meet the Company’s general cash needs.
These accounts include available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss.
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at June 30, 2015 were as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$92,718	$92,718	Level 1
Time deposits	2,455	2,455	Level 1
Available-for-sale	32,994	32,994	Level 1
	$128,167	$128,167
Available-for-Sale Restricted Investments and Bond Collateral
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at June 30, 2015 were as follows (in thousands):

Cost basis	$33,814
Gross unrealized holding gains	230
Gross unrealized holding losses	(1,050)
Fair value	$32,994

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Maturities of available-for-sale securities were as follows at June 30, 2015:

	Cost Basis	Fair Value
	(In thousands)
Due within one year	$1,128	$1,068
Due in five years or less	15,135	14,832
Due after five years to ten years	4,356	4,125
Due in more than ten years	13,195	12,969
	$33,814	$32,994

5.	RESTRUCTURING CHARGES
In 2013, the Company entered into an agreement with Virginia Electric Power Company, to restructure the remaining 5 years of the ROVA contract. The Company recorded no restructuring charges for ROVA restructuring for the three and six months ended June 30, 2015 and recorded restructuring charges for ROVA restructuring for the three and six months ended June 30, 2014 of $0.1 million and $0.5 million, respectively.
The table below represents the restructuring provision activity related to the ROVA restructuring affecting our Power segment during the six months ended June 30, 2015 (in millions):

Restructure Liability as of			Restructure Liability as of
December 31, 2014	Restructuring Charges	Restructuring Payments	June 30, 2015
$0.4	$—	$0.4	$—
During 2014, the Company initiated strategic changes related to the Canadian Acquisition and the GP Acquisition. The restructuring actions were completed in 2014 for the Canadian Acquisition and are expected to be completed in 2015 for the GP Acquisition. The Company recorded restructuring charges for one-time employee termination benefits of $0.1 million and $0.7 million for the three and six months ended June 30, 2015, respectively and $8.0 million for the three and six months ended June 30, 2014, and expects that accruals will be paid through 2016.
The table below represents the restructuring provision activity related to the Canadian Acquisition and the GP Acquisition affecting our Coal - Canada, Coal - U.S. and Coal - WMLP segments during the six months ended June 30, 2015 (in millions):

Restructure Liability as of			Restructure Liability as of
December 31, 2014	Restructuring Charges	Restructuring Payments	June 30, 2015
$8.8	$0.7	$7.1	$2.4

6.    LINES OF CREDIT AND DEBT
As of June 30, 2015, the Company and its subsidiaries are subject to four major debt arrangements: (1) $350.0 million in aggregate principal amount of 8.75% senior secured notes at the parent level (the “8.75% Notes”); (2) a secured term loan facility at the parent level in the aggregate principal amount of $422.9 million currently outstanding (the “WCC Term Loan Facility”); (3) a revolving credit facility under which the Company may borrow up to $75 million in aggregate principal amount, subject to certain timing restrictions described below (the “Revolving Credit Facility”); and (4) a secured term loan facility at WMLP in the aggregate principal amount of $175.8 million currently outstanding (the “WMLP Term Loan Facility”).
The 8.75% Notes are guaranteed by Westmoreland Energy LLC, Westmoreland Kemmerer, Inc., Westmoreland Mining LLC and Westmoreland Resources, Inc. and their respective subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc. and certain other immaterial subsidiaries). The 8.75% Notes are not guaranteed by Westmoreland Canada LLC or any of its subsidiaries, nor are they guaranteed by Westmoreland Resources GP, LLC or Westmoreland Resource Partners, LP, referred to as the Non-guarantors. The WCC Term Loan Facility is guaranteed by Westmoreland Energy LLC, Westmoreland Kemmerer, Inc., Westmoreland Mining LLC, Westmoreland Resources, Inc. and certain other direct and indirect subsidiaries of the Company (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc., Westmoreland Canada, LLC, Westmoreland Resources GP, LLC, Westmoreland Resource Partners, LP and

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

certain other immaterial subsidiaries). Borrowings under the WMLP Term Loan Facility are secured by substantially all of WMLP’s and its subsidiaries’ assets.
The amounts outstanding under the Company’s debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	June 30, 2015	December 31, 2014
	(In thousands)
8.75% Notes due 2022	$350,000	$350,000
WCC Term Loan Facility due 2020	422,875	350,000
WMLP Term Loan Facility due 2018	175,838	175,000
Capital lease obligations	89,862	109,351
Revolving line of credit	2,500	9,576
Other	8,876	4,062
Debt discount	(14,117)	(13,202)
Total debt outstanding	1,035,834	984,787
Less current installments	(45,066)	(52,712)
Total debt outstanding, less current installments	$990,768	$932,075
The following table presents aggregate contractual debt maturities of all debt:

As of June 30, 2015
(In thousands)
2015	$25,074
2016	41,322
2017	32,151
2018	187,299
2019	9,066
Thereafter	755,039
Total	1,049,951
Less: debt discount	(14,117)
Total debt	$1,035,834
On January 22, 2015, the Company amended the WCC Term Loan Facility to increase the borrowings by $75.0 million, for an aggregate principal amount of $425.0 million as of that date. The amendments to the WCC Term Loan Facility were made in connection with the Buckingham Acquisition and for working capital. Net proceeds were $71.0 million after a 2.5% discount, 1.5% broker fee, a consent fee of 1.17%, and $0.1 million of additional debt issuance costs.
On June 2, 2015, the Company amended the Revolving Credit Facility to permit Westmoreland and the other U.S. borrowers thereunder to borrow up to an additional $25.0 million between June 15th and August 15th of each year. As a result, the U.S. sub-facility has a maximum available borrowing amount of $55.0 million during these periods, yielding a total aggregate borrowing capacity of $75.0 million when added to the Canadian sub-facility. Outside of these periods, the Revolving Credit Facility has a maximum available borrowing amount of $50.0 million. As of June 30, 2015, the Company had borrowings of $2.5 million under the Revolving Credit Facility and had outstanding letters of credit in the amount of $21.2 million.
During the six months ended June 30, 2015, the Company entered into $12.8 million of new capital leases.

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
The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$1,054	$822	$2,108	$1,645
Interest cost	2,907	3,203	5,815	6,407
Amortization of deferred items	327	4	654	9
Total net periodic benefit cost	$4,288	$4,029	$8,577	$8,061
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Former mining operations	$2,034	$2,402	$4,068	$4,807
Current operations	2,254	1,627	4,509	3,254
Total net periodic benefit cost	$4,288	$4,029	$8,577	$8,061
The costs for the former mining operations are included in Heritage health benefit expenses and costs for current operations are included in Cost of sales and Selling and administrative expenses.
Pension
The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements.
The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$376	$500	$882	$1,000
Interest cost	1,971	1,638	3,957	3,384
Expected return on plan assets	(2,680)	(2,154)	(5,319)	(4,307)
Settlements	(347)	—	(347)	—
Amortization of deferred items	1,140	359	2,250	719
Total net periodic pension cost	$460	$343	$1,423	$796

These costs are included in Cost of sales and Selling and administrative expenses.

The Company made $3.3 million of contributions to its pension plans in the six months ended June 30, 2015. The Company expects to make $0.5 million of contributions to its pension plans during the remainder of 2015.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

8.    HERITAGE HEALTH BENEFIT EXPENSES
The caption Heritage health benefit expenses used in the unaudited consolidated statements of operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Health care benefits	$2,049	$2,376	$4,097	$4,650
Combined benefit fund payments	462	512	925	1,025
Workers’ compensation benefits	112	124	222	260
Black lung benefits	(461)	376	(23)	997
Total	$2,162	$3,388	$5,221	$6,932

9.	ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE AND RECLAMATION DEPOSITS
The asset retirement obligation, contractual third-party reclamation receivable, and reclamation deposits for each of the Company’s operating segments at June 30, 2015 are summarized below:

	Asset Retirement Obligation	Contractual Third-Party Reclamation Receivable	Reclamation Deposits
	(In thousands)
Coal - U.S.	$296,067	$109,223	$76,952
Coal - Canada	121,312	6,137	—
Coal - WMLP	32,886	—	—
Power	998	—	—
Total	$451,263	$115,360	$76,952
Asset Retirement Obligations
Changes in the Company’s asset retirement obligations were as follows:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$452,745	$279,864
Accretion	19,452	14,003
Liabilities settled	(17,484)	(10,250)
Changes due to amount and timing of reclamation	1,769	—
Asset retirement obligations acquired	3,769	102,075
Changes due to foreign currency translation	(8,988)	3,692
Asset retirement obligations, end of period	451,263	389,384
Less current portion	(49,860)	(31,131)
Asset retirement obligations, less current portion	$401,403	$358,253

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Contractual Third-Party Reclamation Receivables
At June 30, 2015, the Company recognized an asset of $115.4 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for future reclamation expenditures.
Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at June 30, 2015 were as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$43,725	$43,725	Level 1
Available-for-sale securities	33,227	33,227	Level 1
	$76,952	$76,952
These accounts include available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss.
Available-for-Sale Reclamation Deposits
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at June 30, 2015 were as follows (in thousands):

Cost basis	$33,454
Gross unrealized holding gains	617
Gross unrealized holding losses	(844)
Fair value	$33,227

Maturities of available-for-sale securities were as follows at June 30, 2015:

	Cost Basis	Fair Value
	(In thousands)
Within one year	$—	$—
Due in five years or less	18,393	18,425
Due after five years to ten years	6,118	5,839
Due in more than ten years	8,943	8,963
	$33,454	$33,227

10.    DERIVATIVE INSTRUMENTS
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
During 2014, the Company entered into contracts to purchase power at its ROVA facility to manage exposure to power price fluctuations. These contracts cover the period from April 2014 to March 2019 and contracted power prices range from

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

$41.05 to $56.33 per megawatt hour, with a weighted average contract price of $43.54 over the remaining contract lives. The fair value of these power price derivatives are based on comparing contracted prices to projected future prices.
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Balance Sheets was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	June 30, 2015	December 31, 2014
Contracts to purchase power	Other current liabilities	$7,921	$8,265
Contracts to purchase power	Other liabilities	26,469	21,103
The effect of derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Statements of Operations was as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instruments	Statement of Operations Location	2015	2014	2015	2014
Canadian dollar foreign exchange forward contracts	Gain (loss) on foreign exchange	$—	$581	$—	$(6,209)
Contracts to purchase power	Derivative loss	(6,178)	(5,930)	(902)	(5,930)

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
The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value at June 30, 2015:

Level 1
(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$32,994
Available-for-sale investments included in Reclamation deposits	33,227
Total assets	$66,221

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of June 30, 2015, the Company had no long-term debt with Level 3 fair values. The estimated fair values of the Company’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
December 31, 2014	$345,498	$348,250	$341,300	$344,750
June 30, 2015	$345,736	$329,000	$413,022	$412,303
The Company uses derivative financial instruments, primarily foreign exchange contracts and forward contracts to purchase power, to reduce its exposure to market risks from changes in foreign exchange rates and changes in prices for power, respectively. The foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). The contracts to purchase power are measured at fair value using forward pricing curves for power from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments is disclosed in Note 10 to the unaudited consolidated financial statements.
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

12.     INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax (loss) income.  For the six months ended June 30, 2015 the effective tax rate differed from the statutory rate primarily as a result of the U.S. and Canadian valuation allowances and the impact of the statutory rate change in Alberta, Canada. For the six months ended June 30, 2014, the effective tax rate differed from the statutory rate primarily due to the U.S. valuation allowance and foreign operations.

13.    SHAREHOLDERS’ DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Preferred Stock
The Company paid less than $0.1 million of preferred stock dividends for the six months ended June 30, 2015. During the first quarter of 2015, all of the Company’s outstanding shares of preferred stock were converted or redeemed, consisting of 88,494 shares of preferred stock being converted into 604,557 shares of common stock and 3,175 shares of preferred stock being redeemed under a mandatory redemption for $0.3 million. At June 30, 2015, there were no outstanding preferred stock shares.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Changes in Accumulated Other Comprehensive Income (Loss)
The following table reflects the changes in accumulated other comprehensive income (loss) by component:

	Pension	Postretirement medical benefits	Unrealized gains and losses on available-for-sale securities, net	Foreign currency translation adjustment	Tax effect of other comprehensive income gains	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at December 31, 2014	$(36,065)	$(39,716)	$413	$(17,880)	$(31,048)	$(124,296)
Other comprehensive income (loss) before reclassifications	(285)	—	(1,584)	(22,216)	(350)	(24,435)
Amounts reclassified from accumulated other comprehensive income (loss)	2,267	654	124	—	—	3,045
Balance at June 30, 2015	$(34,083)	$(39,062)	$(1,047)	$(40,096)	$(31,398)	$(145,686)
The following table reflects the reclassifications out of accumulated other comprehensive loss for the three and six months ended months ended June 30, 2015 (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss[1]		Affected line item in the statement where net loss is presented
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Available-for sale securities
Realized gains and losses on available-for sale securities	$110	$124	Other income (loss)

Amortization of defined benefit pension items
Prior service costs	$2	$4
Actuarial losses	1,155	2,263	[2]
Total	$1,157	$2,267
Amortization of postretirement medical items
Prior service costs	$(159)	$(318)	[3]
Actuarial losses	486	972	[3]
Total	$327	$654
____________________

(1)	Amounts in parentheses indicate debits to income/loss.

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 7 - Pension for additional details)

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic postretirement medical cost. (See Note 7 - Postretirement Medical Benefits for additional details)

14.     SHARE-BASED COMPENSATION
The Company grants employees and non-employee directors restricted stock units. Non-employee directors receive equity awards with a value of $90,000 after each annual meeting.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$1,161	$1,388	$1,824	$2,116
Contributions of stock to the Company’s 401(k) plan	963	329	1,822	329
Total share-based compensation expense	$2,124	$1,717	$3,646	$2,445
Restricted Stock Units
A summary of restricted stock award activity for the six months ended June 30, 2015 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2014	409,362	$13.87
Granted	262,555	28.26
Vested	(247,528)	10.53
Forfeited	(60,241)	10.57
Non-vested at June 30, 2015	364,148	$28.57	$8,750	(1)
____________________

(1)	Expected to be recognized over the next three years.
Stock Options
A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2014	110,806	$22.15
Exercised	—	—
Expired	—	—
Outstanding and exercisable at June 30, 2015	110,806	$22.15	2.7	$—	$—
There were no stock options granted during the six months ended June 30, 2015.
SARs
A summary of SARs activity for the six months ended June 30, 2015 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2014	16,943	$25.44
Exercised	—	—
Expired	—	—
Outstanding and exercisable at June 30, 2015	16,943	$25.44	0.9	$—	$—

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

There were no SARs granted during the six months ended June 30, 2015.

15.    EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, and restricted stock units. No such items were included in the computations of diluted loss per share in the three and six months ended June 30, 2015 and 2014 because the Company incurred a net loss applicable to common shareholders in these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Convertible securities	—	654	—	654
Restricted stock units, stock options and SARs	492	674	492	674
Total shares excluded from diluted shares calculation	492	1,328	492	1,328

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
Summarized financial information by segment is as follows:

	Coal - U.S.(1)	Coal - Canada(2)	Coal - WMLP(3)	Power	Heritage	Corporate and Eliminations(4)	Consolidated
	(In thousands)
Three Months Ended June 30, 2015
Revenues	$170,138	$106,162	$59,515	$21,334	$—	$(8,190)	$348,959
Restructuring charges	—	—	103	—	—	—	103
Depreciation, depletion, and amortization	13,655	8,611	9,563	2,476	—	(42)	34,263
Operating income (loss)	404	9,524	(539)	(9,035)	(2,400)	(4,820)	(6,866)
Total assets	712,824	593,045	290,023	170,126	16,241	(4,653)	1,777,606
Capital expenditures	10,255	9,879	4,864	528	—	1	25,527
Three Months Ended June 30, 2014
Revenues	$150,107	$116,046	$—	$21,803	$—	$—	$287,956
Restructuring charges	491	6,646	—	101	—	305	7,543
Depreciation, depletion, and amortization	13,283	8,671	—	2,486	—	39	24,479
Operating income (loss)	(423)	(12,709)	—	(9,473)	(3,559)	(3,476)	(29,640)
Total assets	670,375	687,185	—	165,763	15,664	44,734	1,583,721
Capital expenditures	6,533	7,495	—	220	—	63	14,311
Six Months Ended June 30, 2015
Revenues	$366,528	$209,405	$127,082	$41,984	$—	$(24,555)	$720,444
Restructuring charges	—	—	656	—	—	—	656
Depreciation, depletion, and amortization	27,741	19,876	19,743	4,962	—	—	72,322
Operating income (loss)	11,669	19,388	(5,056)	(8,618)	(5,749)	(10,043)	1,591
Total assets	712,824	593,045	290,023	170,126	16,241	(4,653)	1,777,606
Capital expenditures	20,654	13,928	6,434	1,107	—	(3,569)	38,554
Six Months Ended June 30, 2014
Revenues	$308,298	$116,046	$—	$43,815	$—	$—	$468,159
Restructuring charges	491	6,646	—	499	—	305	7,941
Depreciation, depletion, and amortization	26,780	8,671	—	5,009	—	78	40,538
Operating income (loss)	12,275	(12,709)	—	(7,731)	(7,389)	(6,034)	(21,588)
Total assets	670,375	687,185	—	165,763	15,664	44,734	1,583,721
Capital expenditures	9,586	7,495	—	255	—	25	17,361
____________________

(1)
The Buckingham Acquisition was completed on January 1, 2015. For the three and six months ended June 30, 2015, revenues for Buckingham were $15.4 million and $45.5 million and operating loss was $2.3 million and $1.4 million, respectively.

(2)	The Canadian Operations were acquired on April 28, 2014, therefore, information for the three and six months ended June 30, 2014 includes approximately two months of operations.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

(3)	The operations reported under the segment Coal - WMLP were acquired on December 31, 2014, therefore, there is no activity for the three and six months ended June 30, 2014.

(4)	The Coal - WMLP segment recorded revenues of $6.6 million and $21.1 million for intersegment revenues to the Coal - U.S. segment for the three and six months ended June 30, 2015.
A reconciliation of segment income from operations to loss before income taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) from operations	$(6,866)	$(29,640)	$1,591	$(21,588)
Loss on extinguishment of debt	—	(12,635)	—	(12,635)
Interest expense	(25,304)	(21,786)	(50,039)	(42,584)
Interest income	2,567	1,582	4,707	1,884
Gain (loss) on foreign exchange	(1,313)	2,649	795	(4,141)
Other income	534	483	726	576
Loss before income taxes	$(30,382)	$(59,347)	$(42,220)	$(78,488)

17.    CONTINGENCIES

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

18.    SUBSEQUENT EVENTS
On July 1, 2015, the Company entered into a Stock Purchase Agreement (the “San Juan Purchase Agreement”) with BHP Billiton New Mexico Coal, Inc., a Delaware corporation (“BHP”), pursuant to which, upon satisfaction or waiver of the conditions set forth in the San Juan Purchase Agreement, the Company will purchase from BHP all of the issued and outstanding capital stock of San Juan Coal Company (“SJCC”) and San Juan Transportation Company (collectively, the “San Juan Acquisition”).
While each party’s obligation to complete the San Juan Acquisition is conditioned upon a number of conditions set forth in the San Juan Purchase Agreement, including receipt of all required regulatory approvals, the Company expect to close the San Juan Acquisition on December 31, 2015. There can be no assurance that the San Juan Acquisition will be completed on the anticipated timeframe, or at all, or that any anticipated benefits of the San Juan Acquisition will be realized.

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

•	the effect of the Environmental Protection Agency’s and Canadian and provincial governments’ inquiries and regulations on the operations of the power plants to which we provide coal; and

•	other factors that are described in “Risk Factors” in our 2014 Form 10-K and any subsequent quarterly filing on Form 10-Q.

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
Overview
Westmoreland Coal Company is the oldest independent coal company in the United States. Our coal operations include sub-bituminous and lignite surface coal mining in the Western United States and Canada, an underground bituminous coal mine in Ohio, a char production facility, and a 50% interest in an activated carbon plant. We also own the general partner of, and a majority of the equity interests in, WMLP (formerly Oxford Resource Partners, LP), a publicly-traded coal master limited partnership with six mining complexes. We sold 44.8 million tons of coal in 2014 and 26.8 million tons through June 30, 2015, which includes tons sold at our Coal - WMLP segment. Our power operations include two coal-fired power generation units in North Carolina. We classify our business into six segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage and Corporate. Our principal operating segments are our Coal - U.S., Coal - Canada, Coal - WMLP and Power segments. Our two non-operating segments are our Heritage and Corporate segments. Our Heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our Corporate segment consists primarily of corporate administrative expenses.
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
We expect WMLP to provide us with a platform to implement a value-creating “drop-down” strategy pursuant to which we intend to periodically contribute certain U.S. and Canadian coal assets to WMLP in exchange for a combination of cash and additional limited partner interests. We anticipate contributing to WMLP all of the outstanding equity interests in Westmoreland Kemmerer, LLC, which owns and operates the Kemmerer Mine in Lincoln County, Wyoming, during the third quarter of 2015.
Further, as the owner of the general partner of WMLP, we expect to optimize its operations and improve its financial performance. During the second quarter of 2015 WMLP resumed payments of quarterly distributions to WMLP unitholders, including us. We expect the combination of asset contributions and improved WMLP operations to result in the continued payment of quarterly distributions, as well as increasing future payments to us as a result of incentive distribution rights to which we are entitled as the owner of WMLP’s general partner.
Entry into San Juan Purchase Agreement
On July 1, 2015, we entered into the San Juan Purchase Agreement with BHP, pursuant to which, upon satisfaction or waiver of the conditions set forth in the San Juan Purchase Agreement, we will complete the San Juan Acquisition.
While each party’s obligation to complete the San Juan Acquisition is conditioned upon a number of conditions set forth in the San Juan Purchase Agreement, including receipt of all required regulatory approvals, we expect to close the San Juan Acquisition on December 31, 2015. There can be no assurance that the San Juan Acquisition will be completed on the anticipated timeframe, or at all, or that any anticipated benefits of the San Juan Acquisition will be realized.
Buckingham Acquisition
On January 1, 2015, we completed the Buckingham Acquisition. The Buckingham operations are included in the Company’s Coal - U.S. segment.

Separately, WCC Land Holding Company, Inc. entered into a five-year coal supply agreement with Buckingham’s primary customer, AEP Generation Resources Inc., which includes an obligation to purchase a minimum of 5.5 million tons of coal annually.
Amendment to Revolving Credit Facility
On June 2, 2015, the Company amended the Revolving Credit Facility to permit Westmoreland and the other U.S. borrowers thereunder to borrow up to an additional $25.0 million between June 15th and August 15th of each year. As a result, the U.S. sub-facility has a maximum available borrowing amount of $55.0 million during these periods, yielding a total aggregate borrowing capacity of $75.0 million during these periods when added to the Canadian sub-facility. Outside of these periods, the Revolving Credit Facility has a maximum available borrowing amount of $50.0 million. As of June 30, 2015, we had borrowings of $2.5 million under the Revolving Credit Facility and had outstanding letters of credit in the amount of $21.2 million.

Results of Operations
Items that Affect Comparability of Our Results
For 2015, our results included items that affect comparability of our results. The expense components of these items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Derivative loss	$(6,178)	$(5,930)	$(902)	$(5,930)
Gain (loss) on foreign exchange	(1,313)	2,649	795	(4,141)
Restructuring charges	(103)	(7,543)	(656)	(7,941)
Acquisition and transition costs	—	(20,175)	—	(20,463)
Loss on debt extinguishment	—	(12,635)	—	(12,635)
Incremental interest incurred before close of Canadian Acquisition	—	(5,047)	—	(11,191)
Canadian Acquisition bridge facility commitment fee	—	—	—	(4,875)
Impact (pre-tax)	$(7,594)	$(48,681)	$(763)	$(67,176)
Items recorded in 2015

•	We recorded $6.2 million and $0.9 million of derivative losses related to ROVA’s purchased-power contracts for the three and six months ended June 30, 2015, respectively.

•	We recorded a $1.3 million loss and $0.8 million gain on foreign exchange for the three and six months ended June 30, 2015, respectively, due to currency fluctuations.

•
We recorded $0.1 million and $0.7 million of restructuring charges for the three and six months ended June 30, 2015, respectively, related to the WMLP Transactions that are included in Restructuring charges.

Items recorded in 2014

•
We recorded $20.2 million and $20.5 million of acquisition and transition costs for the three and six months ended June 30, 2014, respectively, as a result of our Canadian Acquisition, which includes the impact on cost of sales related to the sale of inventory written up to fair value in the acquisition.

•
We recorded $12.6 million of loss on extinguishment of debt for the three and six months ended June 30, 2014 related to the payoff of the term debt held by Westmoreland Mining LLC. This loss included an $11.6 million make-whole payment with the remaining loss due to the write-off of unamortized debt issuance costs.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

•
We recorded $5.0 million and $11.2 million of incremental interest expense for the three and six months ended June 30, 2014, respectively, related to our issuance of $425 million aggregate principal amount of senior notes in connection with the Canadian Acquisition (the “Redeemed Notes”), which were redeemed in December 2014 in connection with our issuance of the 8.75% Notes. This incremental interest represents interest expense from the February 7, 2014 closing date of the Redeemed Notes to the April 28, 2014 closing date of the Canadian Acquisition.

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

•
We recorded $4.9 million of interest expense for the six months ended June 30, 2014 related to the Canadian Acquisition bridge facility. Upon closing of a $425 million private offering, our bridge facility commitment expired unexercised and as a result; the related commitment fee of $4.9 million was expensed and is included in Interest expense.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Summary
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In millions)
Revenues	$349.0	$288.0	$61.0	21.2%
Net loss applicable to common shareholders	(36.6)	(63.4)	26.8	(42.3)%
Adjusted EBITDA(1)	55.3	39.6	15.7	39.6%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our second quarter 2015 revenues increased primarily due to the WMLP and Buckingham acquisitions. Net loss applicable to common shareholders increased by $14.3 million, excluding the $7.6 million of expenses during 2015 and $48.7 million of expenses during 2014 discussed above in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this increase in net loss were:

Three Months Ended June 30, 2015
(In millions)
Decrease in our Coal - U.S. operating income primarily due to mining condition and weather impacts	$(12.3)
Results of the Coal - WMLP segment due to the WMLP Acquisition	(4.6)
Increase in interest expense due to increased debt levels	(2.9)
Results of our Coal - Canada segment	3.1
Increase due to other factors	2.4
Total	$(14.3)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Coal - U.S. Segment Operating Results
The following table shows comparative coal revenues, operating income, Adjusted EBITDA, sales volume, and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands, except per ton data)
Revenues	$170,138	$150,107	$20,031	13.3%
Operating income (loss)	404	(423)	827	(195.5)%
Adjusted EBITDA(1)	18,694	24,039	(5,345)	(22.2)%
Tons sold—millions of equivalent tons	6.4	6.4	—	—%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our second quarter 2015 U.S. coal segment revenues increased primarily due to the Buckingham acquisition. Adjusted EBITDA decreased due to challenging mining conditions at our Kemmerer Mine and unfavorable weather conditions at our Jewett Mine. Operating income increased slightly as the above factors were offset by a reduction in restructuring charges which impacted the second quarter of 2014 but did not recur in 2015. Operating income in this segment also increased as a result of an intercompany business interruption claim filed between our US Coal segment and our Corporate segment, which includes the results of our captive insurance company. The business interruption claim relates to the unplanned customer shutdown that has impacted the results of our Beulah mine. These improvements were offset by challenging mining conditions at our Kemmerer mine and unfavorable weather conditions at our Jewett Mine.
Coal - Canada Segment Operating Results
The following table shows comparative coal revenues, operating income, Adjusted EBITDA, and sales volume between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands, except per ton data)
Revenues	$106,162	$116,046	$(9,884)	(8.5)%
Operating income (loss)	9,524	(12,709)	22,233	(174.9)%
Adjusted EBITDA(1)	32,915	21,988	10,927	49.7%
Tons sold—millions of equivalent tons	5.9	4.1	1.8	43.9%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
The Canadian Acquisition was completed on April 28, 2014; therefore, there are only two months of activity for the three months ended June 30, 2014. Second quarter 2015 revenue decreased due to lower export prices impacting the Coal Valley operations. Operating income and Adjusted EBITDA increased as a result of operational improvements and the extra month of activity in the period. Second quarter 2014 operating income was negatively impacted by $13.6 million of cost of sales related to inventory written up to fair value in the acquisition and $6.6 million of restructuring charges, neither of which recurred in 2015.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Coal - WMLP Segment Operating Results
The following table shows comparative revenues, operating loss, Adjusted EBITDA, and sales volume between periods:

	Three Months Ended June 30,
	2015	2014
	(In thousands, except per ton data)
Revenues	$59,515	$—
Operating income (loss)	(539)	—
Adjusted EBITDA(1)	10,667	—
Tons sold—millions of equivalent tons	1.0	—
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
The acquisition of the GP and majority interest in WMLP was completed on December 31, 2014; therefore, there is no activity for the three months ended June 30, 2014.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, Adjusted EBITDA, and percentage changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Revenues	$21,334	$21,803	$(469)	(2.2)%
Operating income (loss)	(9,035)	(9,473)	438	(4.6)%
Adjusted EBITDA(1)	(614)	(789)	175	(22.2)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our second quarter 2015 power segment revenues and operating loss were relatively consistent.
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Heritage segment operating expenses	$2,400	$3,559	$(1,159)	(32.6)%
Our second quarter 2015 heritage segment operating expenses were lower than the second quarter of 2014 primarily as a result of reductions in our actuarially determined black lung liabilities and post-retirement health benefits.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Corporate segment operating expenses	$4,820	$3,476	$1,344	38.7%
Our second quarter 2015 corporate segment operating expenses increased compared with the second quarter of 2014 due to an intercompany business interruption claim filed by our Beulah mine in the US Coal segment. The claim was filed with our captive insurance company, resulting in a loss reflected at corporate.
Nonoperating Results (including interest expense, interest income, other income, income tax expense, and net income attributable to noncontrolling interest)
Our interest expense for the three months ended June 30, 2015 increased by $3.5 million compared to the three months ended June 30, 2014 primarily due to higher debt levels.
Our interest income and income tax expense increased for the three months ended June 30, 2015 due to the Canadian Acquisition when compared to the three months ended June 30, 2014.
Our net loss attributable to noncontrolling interest for the three months ended June 30, 2015 was $1.2 million related to the December 31, 2014 acquisition of WMLP.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Summary
The following table shows the comparative consolidated results and changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In millions)
Revenues	$720.4	$468.2	$252.2	53.9%
Net loss applicable to common shareholders	(48.3)	(82.7)	34.4	(41.6)%
Adjusted EBITDA(1)	111.3	68.7	42.6	62.0%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our revenues for the six months ended June 30, 2015 increased primarily due to the Canadian, WMLP and Buckingham acquisitions.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Our net loss applicable to common shareholders for the six months ended June 30, 2015 increased by $32.0 million, excluding $0.8 million of expenses during 2015 and $67.2 million of expenses during 2014 discussed above in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this increase in net loss were:

Six Months Ended June 30, 2015
(In millions)
Decrease in our Coal - U.S. operating income primarily due to mining conditions, weather impacts, and an unplanned customer outage	$(13.7)
Results of our Coal - Canada segment due to the Canadian Acquisition	13.0
Results of the Coal - WMLP segment due to the WMLP Acquisition	(12.2)
Increase in interest expense due to increased debt levels	(10.1)
Decrease in our power segment operating income due to unfavorable power prices	(6.4)
Increase due to other factors	(2.6)
Total	$(32.0)
Coal - U.S. Segment Operating Results
The following table shows comparative coal revenues, operating income, Adjusted EBITDA, sales volume, and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands, except per ton data)
Revenues	$366,528	$308,298	$58,230	18.9%
Operating income (loss)	11,669	12,275	(606)	(4.9)%
Adjusted EBITDA(1)	48,372	54,332	(5,960)	(11.0)%
Tons sold—millions of equivalent tons	13.3	13.2	0.1	0.8%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our U.S. coal segment revenues for the six months ended June 30, 2015 increased primarily due to the Buckingham acquisition. Operating income was negatively impacted by weather impacts and an unplanned customer outage at our Beulah Mine as well as challenging mining conditions at our Kemmerer mine.
Coal - Canada Segment Operating Results
The following table shows comparative coal revenues, operating income, Adjusted EBITDA, and sales volume between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands, except per ton data)
Revenues	$209,405	$116,046	$93,359	80.4%
Operating income (loss)	19,388	(12,709)	32,097	(252.6)%
Adjusted EBITDA(1)	57,838	21,988	35,850	163.0%
Tons sold—millions of equivalent tons	11.2	4.1	7.1	173.2%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
The Canadian Acquisition was completed on April 28, 2014; therefore, there are only two months of activity for the six months ended June 30, 2014. The growth in revenue and operating income improvement is primarily due to the number of months in each period presented as well as operational improvements between the two periods.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Coal - WMLP Segment Operating Results
The following table shows comparative revenues, operating loss, Adjusted EBITDA, and sales volume between periods:

	Six Months Ended June 30,
	2015	2014
	(In thousands, except per ton data)
Revenues	$127,082	$—
Operating income (loss)	(5,056)	—
Adjusted EBITDA(1)	20,257	—
Tons sold—millions of equivalent tons	2.2	—
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
The acquisition of the GP and majority interest in WMLP was completed on December 31, 2014; therefore, there is no activity for the six months ended June 30, 2014.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, Adjusted EBITDA, and percentage changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Revenues	$41,984	$43,815	$(1,831)	(4.2)%
Operating income (loss)	(8,618)	(7,731)	(887)	11.5%
Adjusted EBITDA(1)	(3,227)	4,043	(7,270)	(179.8)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our power segment revenues and operating loss for the six months ended June 30, 2015 were down slightly compared to the same period in the prior year primarily due to favorable weather conditions in the first half of 2014 relative to this year.
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Heritage segment operating expenses	$5,749	$7,389	$(1,640)	(22.2)%
Our heritage segment operating expenses for the six months ended June 30, 2015 were lower than the six months ended June 30, 2014 primarily as a result of reductions in our actuarially determined black lung liabilities and post-retirement health benefits.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Corporate segment operating expenses	$7,724	$6,034	$1,690	28.0%
Our corporate segment operating expenses for the six months ended June 30, 2015 increased compared with the six months ended June 30, 2014 due to an intercompany business interruption claim filed by our Beulah mine in the US Coal segment. The claim was filed with our captive insurance company, resulting in a loss reflected at corporate.
Nonoperating Results (including interest expense, interest income, other income, income tax expense, and net income attributable to noncontrolling interest)
Our interest expense for the six months ended June 30, 2015 increased by $7.5 million compared to the six months ended June 30, 2014 primarily due to higher debt levels.
Our interest income and income tax expense increased for the six months ended June 30, 2015 due to the Canadian Acquisition when compared to the six months ended June 30, 2014.
Our net loss attributable to noncontrolling interest for the six months ended June 30, 2015 was $3.4 million related to the acquisition of WMLP on December 31, 2014.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Reconciliation of Adjusted EBITDA to Net loss
Net loss	$(37,851)	$(63,154)	$(51,729)	$(82,185)

Income tax expense (benefit)	7,469	3,807	9,509	3,697
Interest income	(2,567)	(1,582)	(4,707)	(1,884)
Interest expense	25,304	21,786	50,039	42,584
Depreciation, depletion and amortization	34,263	24,479	72,322	40,538
Accretion of ARO and receivable	7,077	5,809	14,108	9,288
Amortization of intangible assets and liabilities	(253)	157	(506)	310
EBITDA	33,442	(8,698)	89,036	12,348

Restructuring charges	103	7,543	656	7,941
Loss (gain) on foreign exchange	1,313	(2,649)	(795)	4,141
Loss on extinguishment of debt	—	12,635	—	12,635
Acquisition related costs (1)	—	20,175	1,400	20,463
Customer payments received under loan and lease receivables (2)	11,418	3,285	15,521	3,285
Derivative loss	6,178	5,930	902	5,930
Loss (gain) on sale/disposal of assets and other adjustments	703	(385)	943	(440)
Share-based compensation	2,124	1,718	3,646	2,445
Adjusted EBITDA	$55,281	$39,554	$111,309	$68,748
____________________

(1)	Includes the impact of cost of sales related to the sale of inventory written up to fair value in the WMLP acquisition.

(2)
Represents a return of and on capital. These amounts are not included in operating income or operating cash flows, as the capital outlays are treated as loan and lease receivables, but are included within Adjusted EBITDA so that the cash received by the Company is treated consistently with all other contracts within the Company that do not result in loan and lease receivable accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Adjusted EBITDA by Segment
Coal - U.S.	$18,694	$24,039	$48,372	$54,332
Coal - Canada	32,915	21,988	57,838	21,988
Coal - WMLP	10,667	—	20,257	—
Power	(614)	(789)	(3,227)	4,043
Heritage	(2,401)	(3,559)	(5,749)	(7,389)
Corporate	(3,980)	(2,125)	(6,182)	(4,226)
Total	$55,281	$39,554	$111,309	$68,748

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Liquidity and Capital Resources
We had the following liquidity at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(In millions)
Cash and cash equivalents	$35.9	$14.3
Corporate revolving line of credit	51.3	16.9
Total	$87.2	$31.2
We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
We conduct our operations through subsidiaries. We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the parent company are distributions from our principal operating subsidiaries. The cash at all of our subsidiaries is immediately available, except Westmoreland Risk Management, Inc. (“WRMI”) and WMLP. The cash at our captive insurance entity, WRMI, is available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is two hundred fifty thousand dollars. The cash at WMLP is available to us through quarterly distributions. WMLP resumed quarterly distributions with the payment of $0.20 per unit in May 2015, which, if maintained at that level, equates to $4.6 million annually. Based on our current ownership in WMLP, we would expect to receive approximately 79% of WMLP’s distributions. In addition, as the owner of WMLP’s general partner, we are entitled to incentive distribution rights.
Under the WCC Term Loan Facility, we are required to pay a portion of our Excess Cash Flow (as defined by the Agreement) for each fiscal year, beginning with the fiscal year ending December 31, 2015.
On June 2, 2015, the Company amended the revolving line of credit (the “Revolving Credit Facility”) to permit Westmoreland and the other U.S. borrowers thereunder to borrow up to an additional $25.0 million between June 15th and August 15th of each year.
Debt Obligations
8.75% Notes
The 8.75% Notes were outstanding in the principal amount of $350.0 million at June 30, 2015. The 8.75% Notes bear a fixed interest rate of 8.75% payable semiannually, on January 1 and July 1 of each year, commencing July 1, 2015. The 8.75% Notes mature on January 1, 2022. As of June 30, 2015, we were in compliance with all covenants for the 8.75% Notes.
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
The Indenture requires summary information for the Restricted Group and Unrestricted Group which is provided as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

	Restricted Group	Unrestricted Group	Total
	(In thousands)
Balance sheet information as of June 30, 2015:
Cash and cash equivalents	$23,048	$12,828	$35,876
Total current assets	$336,197	$43,981	$380,178
Total assets	$1,487,583	$290,023	$1,777,606
Total current liabilities	$305,497	$34,605	$340,102
Total debt	$859,964	$175,870	$1,035,834
Total liabilities	$1,966,064	$234,333	$2,200,397

Statement of operations information for the six months ended June 30, 2015:
Revenues	$593,362	$127,082	$720,444
Operating costs and expenses	586,715	132,138	718,853
Operating income (loss)	6,647	(5,056)	1,591
Other income and expenses	(32,636)	(11,175)	(43,811)
Loss before income taxes	(25,989)	(16,231)	(42,220)
Income tax expense	9,509	—	9,509
Net loss	(35,498)	(16,231)	(51,729)
Less net loss attributable to noncontrolling interest	—	(3,392)	(3,392)
Net loss attributable to the Parent company	$(35,498)	$(12,839)	$(48,337)
For the six months ended June 30, 2014, the Adjusted EBITDA for the Restricted Group was the same as the Company’s consolidated Adjusted EBITDA and nil for the Unrestricted group since the WMLP Transactions closed on December 31, 2014. For the six months ended June 30, 2015, Adjusted EBITDA associated with the Restricted Group and Unrestricted Group was $91.1 million and $20.3 million, respectively.
Non-guarantor Restricted Subsidiaries Results
The Indenture requires summary information for non-guarantor subsidiaries (as defined in the Indenture) which is provided as follows:

Absaloka Coal, LLC, Westmoreland Canada LLC, WRMI, the Canadian Subsidiaries and our Netherlands subsidiary (collectively, the “non-guarantor Restricted Subsidiaries”) had $913.5 million in total assets as of June 30, 2015, representing approximately 51.4% of our consolidated total assets, and generated $209.4 million in revenue for the six months ended June 30, 2015 representing approximately 29.1% of our consolidated revenue and generated Adjusted EBITDA of $56.6 million representing approximately 50.9% of our consolidated Adjusted EBITDA. As of June 30, 2015, our non-guarantor Restricted Subsidiaries had $69.5 million of total indebtedness and $529.8 million of total liabilities, and our non-guarantor Canadian Subsidiaries had availability of up to $20.0 million under the Canadian tranche of the Revolving Credit Facility.
WCC Term Loan Facility

The WCC Term Loan Facility had an outstanding principal amount of $422.9 million at June 30, 2015. The WCC Term Loan Facility matures on December 16, 2020. We may elect to have borrowings under the WCC Term Loan Facility bear interest at a per annum rate of (i) one, two-, three- or six-month LIBOR plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate plus 0.05%, and one-month LIBOR plus 1.00%) plus 5.50%. The interest rate at June 30, 2015 was 7.50%. The quarterly principal payment due, which commenced March 31, 2015, was $1.1 million. As of June 30, 2015, we were in compliance with all covenants of the WCC Term Loan Facility.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Revolving Credit Facility
The Revolving Credit Facility has a maximum borrowing amount of $50.0 million in the aggregate, with an additional seasonal increase to the maximum borrowing amount between June 15th and August 15th of each year, consisting of a $30.0 million sub-facility ($55.0 million with the seasonal increase) available to our U.S. borrowers and $20.0 million sub-facility available to our Canadian borrowers. The facility may support an equal amount of letters of credit, which would reduce the balance available under the facility. At June 30, 2015, availability on the Revolving Credit Facility was $51.3 million with $21.2 million supporting letters of credit. The Revolving Credit Facility has a maturity date of December 31, 2018. We were in compliance with all covenant requirements of the Revolving Credit Facility as of June 30, 2015.
WMLP Term Loan Facility
As of June 30, 2015, the outstanding balance on the WMLP Term Loan Facility was $175.8 million, which matures in December 2018. This amount represents the principal balance of $173.2 million, plus paid-in-kind interest of $2.7 million. At June 30, 2015, the WMLP Term Loan Facility had a cash interest rate of 9.25%. As of June 30, 2015, WMLP was in compliance with all covenants under the terms of the WMLP Term Loan Facility.
Capital Leases
During the six months ended June 30, 2015, we entered into $12.8 million of new capital leases.
Asset Retirement Obligations
We assumed $3.8 million of asset retirement obligations in the Buckingham Acquisition.
Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by payments of our heritage health and pension obligations as follows:

	Six Months Ended June 30,		2015 Remaining Expected Amounts
	2015	2014
	(In millions)
Postretirement medical benefits	$6.8	$5.6	$5.4
Combined Benefit Fund premiums	0.9	1.0	1.1
Workers’ compensation benefits	0.2	0.2	0.2
Total heritage health payments	$7.9	$6.8	$6.7

Pension contributions	$3.3	$1.1	$0.5
Historical Sources and Uses of Cash
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$12,050	$10,573
Investing activities	(24,528)	(360,991)
Financing activities	35,967	330,956
Cash provided by operating activities remained relatively consistent, up $1.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Cash used in investing activities decreased $336.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to spending $321 million less cash on acquisitions in 2015 than in 2014. Capital expenditures were $38.6 million and $17.4 million for the six months ended June 30, 2015 and 2014, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Cash provided by financing activities decreased $295.0 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the Canadian Acquisition debt, which was partially offset with the Add-on to the WCC Term Loan Facility. Debt repayments were $33.7 million and $97.5 million for the six months ended June 30, 2015 and 2014, respectively.

Critical Accounting Policies and Estimates
Please refer to the corresponding section in Part II, Item 7 of our 2014 Form 10-K for a discussion of our accounting policies and estimates.
Recent Accounting Pronouncements
See Note 1 of the Notes to the Unaudited Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”
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
Other than the changes below, there have been no material changes in our market risk since December 31, 2014. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2014 Form 10-K.
Commodity Price Risk
We are exposed to commodity price risk on sales of power at our ROVA facility. We have entered into derivative contracts to purchase power in the future at fixed prices. Such derivative contracts are structured to manage our exposure to changing power prices and not for trading. For the six months ended June 30, 2015 and 2014, we incurred derivate losses from these derivative contracts of $0.9 million and $5.9 million, respectively. Since any resales which we may make in the open market under these derivative contracts would be made at prevailing market prices, we may be subject to further losses under these hedging arrangements in the event that the market price for power falls below the level of our hedged position. Based on current market pricing trends, we may experience further losses under these hedging arrangements before the market price for power regains a level which is commensurate with our hedged position. If these trends continue, these losses could continue to adversely impact our results of operations and cash flows, and anticipated future cash losses are likely to be material.

Foreign Currency Exchange Rates
We are exposed to the effects of changes in exchange rates primarily from the Canadian dollar at our Canadian Operations. We may enter into derivative contracts to manage exposure to fluctuations in foreign currency exchange rates. All decisions on derivative contracts are authorized and executed pursuant to our policies and procedures, which do not allow the use of financial instruments for trading purposes. There were no foreign currency derivative contracts outstanding as of June 30, 2015.
A description of our accounting policies for derivative financial instruments is included in Notes 1 and 10 to the consolidated financial statements.

ITEM 4	— CONTROLS AND PROCEDURES.
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2015. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
On December 31, 2014, we closed on the WMLP Acquisition and on January 1, 2015, we closed on the Buckingham Acquisition. As a result of these acquisitions, we are in the process of reviewing the internal controls of WMLP operations and the Buckingham operations and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired operations. Except for the acquisitions, there have been no changes in internal control over financial reporting that occurred during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have disclosed under the heading “Risk Factors” in our 2014 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2014 Form 10-K and the other information set forth elsewhere in this Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company’s purchases of its common stock during the three months ended June 30, 2015 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1, 2015	92,661	$26.61
____________________

(1)
Shares purchased as indicated in this table represent the withholding of a portion of restricted shares to cover taxes on vested restricted shares and were not made pursuant to a publicly announced share repurchase plan or program.

ITEM 4	— MINE SAFETY DISCLOSURE.
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations and other regulatory matters, as required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this Form 10-Q.

ITEM 6	— EXHIBITS.

See Exhibit Index at the end of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	July 30, 2015	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer and Treasurer (Principal Financial Officer and A Duly Authorized Officer)

Date:	July 30, 2015	/s/ Nathan M. Troup
Nathan M. Troup
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and A Duly Authorized Officer)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	June 30, 2015	December 31, 2014
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$713	$697
Receivables:
Intercompany receivable	26,684	—
Other	2,360	3,157
	29,044	3,157
Deferred income taxes	4,548	4,548
Other current assets	746	770
Total current assets	35,051	9,172
Property, plant and equipment:
Plant and equipment	4,086	4,079
Less accumulated depreciation, depletion and amortization	3,061	2,976
Net property, plant and equipment	1,025	1,103
Restricted investments and bond collateral	15,680	32,612
Investment in subsidiaries	350,191	373,562
Intercompany receivable/payable	200,140	215,401
Other assets	23,020	19,804
Total Assets	$625,107	$651,654

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	June 30, 2015	December 31, 2014
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$7,750	$7,000
Revolving lines of credit	2,500	9,576
Accounts payable and accrued expenses:
Trade and other accrued liabilities	6,227	14,824
Interest payable	16,764	2,437
Workers’ compensation	661	671
Postretirement medical benefits	11,094	11,094
SERP	368	368
Intercompany payable	—	21,988
Other current liabilities	1,645	1,225
Total current liabilities	47,009	69,183
Long-term debt, less current installments	754,507	683,298
Workers’ compensation, less current portion	6,148	6,315
Excess of black lung benefit obligation over trust assets	11,638	11,252
Postretirement medical benefits, less current portion	183,783	186,376
Pension and SERP obligations, less current portion	24,456	25,178
Deferred income taxes	5,365	4,548
Other liabilities	420	626
Intercompany payable	14,572	14,323
Total liabilities	1,047,898	1,001,099
Shareholders’ deficit:
Preferred stock	—	92
Common stock	180	42,756
Other paid-in capital	228,362	185,644
Accumulated other comprehensive loss	(145,686)	(124,296)
Accumulated deficit	(517,242)	(468,902)
Total shareholders’ deficit	(434,386)	(364,706)
Noncontrolling interests in consolidated subsidiaries	11,595	15,261
Total deficit	(422,791)	(349,445)
Total Liabilities and Deficit	$625,107	$651,654

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues	$—	$—	$—	$—
Cost, expenses and other:
Cost of sales	(501)	(247)	(1,007)	(471)
Depreciation, depletion and amortization	42	79	85	156
Selling and administrative	4,481	12,003	8,738	16,968
Heritage health benefit expenses	1,963	3,178	4,832	6,504
Loss on sale/disposal of assets	—	—	—	—
Restructuring charges	—	796	—	796
	5,985	15,809	12,648	23,953
Operating loss	(5,985)	(15,809)	(12,648)	(23,953)
Other income (expense):
Interest expense	(17,155)	(18,609)	(33,698)	(37,282)
Loss on extinguishment of debt	—	(63)	—	(62)
Interest income	4,929	145	8,864	269
Gain (loss) on foreign exchange	—	1,557	(2)	(5,233)
Other income	(6)	—	(5)	—
	(12,232)	(16,970)	(24,841)	(42,308)
Loss before income taxes and income of consolidated subsidiaries	(18,217)	(32,779)	(37,489)	(66,261)
Equity in income of subsidiaries	(17,045)	(30,462)	(14,214)	(16,148)
Loss before income taxes	(35,262)	(63,241)	(51,703)	(82,409)
Income tax expense (benefit)	2,589	(87)	26	(224)
Net loss	(37,851)	(63,154)	(51,729)	(82,185)
Less net loss attributable to noncontrolling interest	(1,246)	—	(3,392)	—
Net loss attributable to the Parent company	$(36,605)	$(63,154)	$(48,337)	$(82,185)

WESTMORELAND COAL COMPANY
SCHEDULE I — COMPREHENSIVE LOSS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net loss	$(37,851)	$(63,154)	(51,729)	$(82,185)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	1,157	359	2,267	717
Adjustments to accumulated actuarial losses and transition obligations, pension	(488)	—	(285)	—
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefits	327	5	654	10
Tax effect of other comprehensive income gains or losses	225	64	(350)	(224)
Change in foreign currency translation adjustment	4,924	9,477	(22,216)	9,477
Unrealized and realized gains and losses on available-for-sale securities	(1,785)	—	(1,460)	—
Other comprehensive income (loss)	4,360	9,905	(21,390)	9,980
Comprehensive loss attributable to Westmoreland Coal Company	$(33,491)	$(53,249)	$(73,119)	$(72,205)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(51,729)	$(82,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of subsidiaries	14,214	16,148
Depreciation, depletion and amortization	85	156
Non-cash tax benefits	(350)	(224)
Share-based compensation	1,640	1,934
Amortization of deferred financing costs	2,520	494
Loss on extinguishment of debt	—	62
Loss on foreign exchange	5	5,233
Changes in operating assets and liabilities:
Receivables, net	797	943
Excess of black lung benefit obligation over trust assets	386	1,166
Deferred income tax	817	—
Accounts payable and accrued expenses	5,732	17,348
Accrual for workers’ compensation	(177)	(125)
Accrual for postretirement medical benefits	(2,490)	(885)
Pension and SERP obligations	324	166
Other assets and liabilities	(4,538)	(7,429)
Distributions received from subsidiaries	909	76,800
Net cash provided by (used in) operating activities	(31,855)	29,602
Cash flows from investing activities:
Additions to property, plant and equipment	(9)	16
Change in restricted investments and bond collateral and reclamation deposits	(122)	(48,188)
Cash payments related to Canadian acquisition	—	(282,788)
Cash received from escrow for acquisition	17,000	—
Net cash provided by (used in) investing activities	16,869	(330,960)
Cash flows from financing activities:
Change in book overdraft	1,000	—
Borrowings from long-term debt, net of debt discount and premium	75,000	454,219
Repayments of long-term debt	(2,125)	(1,015)
Borrowings on revolving lines of credit	25,175	—
Repayments of revolving lines of credit	(32,251)	—
Debt issuance costs and other refinancing costs	(6,109)	(15,407)
Dividends/distributions	(3)	(470)
Redemption of preferred stock	(319)	—
Exercise of stock options	—	193
Transactions with Parent/affiliates	(45,366)	(147,974)
Net cash provided by financing activities	15,002	289,546
Net increase in cash and cash equivalents	16	(11,812)
Cash and cash equivalents, beginning of year	697	25,326
Cash and cash equivalents, end of year	$713	$13,514

WESTMORELAND COAL COMPANY
SCHEDULE I — NOTES TO FINANCIAL STATEMENTS
(Parent Company Information — See Notes to Consolidated Financial Statements)

1.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Parent Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	June 30, 2015	December 31, 2014
	(In thousands)
8.75% Notes due 2022	$350,000	$350,000
WCC Term Loan Facility due 2020	422,875	350,000
Revolving line of credit	2,500	9,576
Other	3,500	3,500
Debt discount	(14,118)	(13,202)
Total debt outstanding	764,757	699,874
Less current installments	(10,250)	(16,576)
Total debt outstanding, less current installments	$754,507	$683,298
The following table presents aggregate contractual debt maturities of all long-term debt for the Parent Company:

As of June 30, 2015
(In thousands)
2015	$8,125
2016	4,250
2017	4,250
2018	4,250
2019	4,250
Thereafter	753,750
Total	778,875
Less: debt discount	(14,118)
Total debt	$764,757

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
On June 2, 2015, the Company amended the revolving line of credit (the “Revolving Credit Facility”) to permit Westmoreland and the other U.S. borrowers thereunder to borrow up to an additional $25.0 million between June 15th and August 15th of each year. As a result, the U.S. sub-facility has a maximum available borrowing amount of $55.0 million during these periods, yielding a total aggregate borrowing capacity of $75.0 million when added to the Canadian sub-facility. Outside of these periods, the Revolving Credit Facility has a maximum available borrowing amount of $50.0 million. As of June 30, 2015, the Company had borrowings of $2.5 million under the Revolving Credit Facility and had outstanding letters of credit in the amount of $21.2 million.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Contribution Agreement, dated June 1, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company	8-K	001-11155	2.1	6/2/2015
3.1	Amended and Restated Certificate of Incorporation of Westmoreland Coal Company, as amended May 19, 2015					X
10.1
Second Amendment, dated as of May 29, 2015, to the Second Amended and Restated Loan and Security Agreement dated December 16, 2014, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and lenders party thereto
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