Form 10-Q
period 2015-09-30
WESTMORELAND COAL Co
filed 2015-11-05
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 2, 2015: 18,064,956 shares of common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$29,336	$14,258
Receivables:
Trade	146,522	143,052
Loan and lease receivables	6,304	10,493
Contractual third-party reclamation receivables	19,310	12,462
Other	15,081	19,923
	187,217	185,930
Inventories	124,438	133,855
Deferred income taxes	14,451	13,083
Other current assets	15,795	13,645
Total current assets	371,237	360,771
Property, plant and equipment:
Land and mineral rights	494,950	500,226
Plant and equipment	1,012,900	956,112
	1,507,850	1,456,338
Less accumulated depreciation, depletion and amortization	625,940	528,676
Net property, plant and equipment	881,910	927,662
Loan and lease receivables	51,099	73,180
Advanced coal royalties	17,958	17,508
Reclamation deposits	77,425	77,907
Restricted investments and bond collateral	137,672	164,389
Contractual third-party reclamation receivables, less current portion	96,086	104,021
Investment in joint venture	28,664	33,409
Intangible assets, net of accumulated amortization of $16.9 million and $15.3 million at September 30, 2015 and December 31, 2014, respectively	29,720	31,315
Other assets	36,451	39,416
Total Assets	$1,728,222	$1,829,578
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$38,879	$43,136
Revolving lines of credit	—	9,576
Accounts payable and accrued expenses:
Trade and other accrued liabilities	129,084	149,514
Interest payable	7,869	2,699
Production taxes	53,437	45,747
Workers’ compensation	656	671
Postretirement medical benefits	13,263	13,263
SERP	368	368
Deferred revenue	13,170	13,175
Asset retirement obligations	47,462	43,289
Other current liabilities	25,895	52,459
Total current liabilities	330,083	373,897
Long-term debt, less current installments	1,014,075	932,075
Workers’ compensation, less current portion	6,081	6,315
Excess of black lung benefit obligation over trust assets	11,919	11,252
Postretirement medical benefits, less current portion	293,268	293,156
Pension and SERP obligations, less current portion	44,256	49,779
Deferred revenue, less current portion	27,425	35,255
Asset retirement obligations, less current portion	402,145	409,456
Intangible liabilities, net of accumulated amortization of $14.3 million and $13.5 million at September 30, 2015 and December 31, 2014, respectively	3,737	4,538
Deferred income taxes	47,435	34,852
Other liabilities	37,014	28,448
Total liabilities	2,217,438	2,179,023
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; no issued and outstanding shares at September 30, 2015 and 91,669 shares issued and outstanding at December 31, 2014	—	92
Common stock of $0.01 par value as of September 30, 2015 and $2.50 par value as of December 31, 2014
Authorized 30,000,000 shares; issued and outstanding 18,021,061 shares at September 30, 2015 and 17,102,777 shares at December 31, 2014	180	42,756
Other paid-in capital	238,705	185,644
Accumulated other comprehensive loss	(165,811)	(124,296)
Accumulated deficit	(563,804)	(468,902)
Total Westmoreland Coal Company shareholders’ deficit	(490,730)	(364,706)
Noncontrolling interest	1,514	15,261
Total deficit	(489,216)	(349,445)
Total Liabilities and Deficit	$1,728,222	$1,829,578
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues	$349,796	$337,830	$1,070,240	$805,989
Cost, expenses and other:
Cost of sales	292,973	285,524	880,162	670,467
Depreciation, depletion and amortization	34,459	28,175	106,781	68,713
Selling and administrative	29,383	24,434	84,611	68,551
Heritage health benefit expenses	2,801	3,315	8,022	10,246
Loss on sale/disposal of assets	1,135	119	2,148	114
Restructuring charges	—	3,265	656	11,207
Derivative loss	5,815	23,691	6,717	29,621
Income from equity affiliates	(463)	(1,261)	(4,141)	(2,060)
Other operating loss (income)	(1,000)	—	(1,000)	151
	365,103	367,262	1,083,956	857,010
Operating loss	(15,307)	(29,432)	(13,716)	(51,021)
Other income (expense):
Interest expense	(26,831)	(21,251)	(76,870)	(63,835)
Loss on extinguishment of debt	(5,385)	(13)	(5,385)	(12,648)
Interest income	1,555	2,468	6,262	4,351
Gain (loss) on foreign exchange	1,679	(1,742)	2,474	(5,883)
Other income	356	118	1,082	697
	(28,626)	(20,420)	(72,437)	(77,318)
Loss before income taxes	(43,933)	(49,852)	(86,153)	(128,339)
Income tax expense (benefit)	4,087	(718)	13,596	2,979
Net loss	(48,020)	(49,134)	(99,749)	(131,318)
Less net loss attributable to noncontrolling interest	(1,458)	—	(4,850)	—
Net loss attributable to Westmoreland Coal Company	(46,562)	(49,134)	(94,899)	(131,318)
Less preferred stock dividend requirements	—	195	—	664
Net loss applicable to common shareholders	$(46,562)	$(49,329)	$(94,899)	$(131,982)
Net loss per share applicable to common shareholders:
Basic and diluted	$(2.59)	$(2.95)	$(5.32)	$(8.49)
Weighted average number of common shares outstanding:
Basic and diluted	17,986	16,729	17,846	15,554
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net loss	$(48,020)	$(49,134)	$(99,749)	$(131,318)
Other comprehensive income (loss):
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	996	361	3,263	1,078
Adjustments to accumulated actuarial losses and transition obligations, pension	(253)	(371)	(538)	(172)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	327	3	981	13
Tax effect of other comprehensive income gains	(558)	(487)	(908)	(711)
Change in foreign currency translation adjustment	(20,802)	(14,642)	(43,018)	(5,364)
Unrealized and realized gains and losses on available-for-sale securities	165	1,231	(1,295)	1,231
Other comprehensive loss	(20,125)	(13,905)	(41,515)	(3,925)
Comprehensive loss attributable to the Parent company	$(68,145)	$(63,039)	$(141,264)	$(135,243)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Deficit
Nine Months Ended September 30, 2015
(Unaudited)

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Deficit
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2014	91,669	$92	17,102,777	$42,756	$185,644	$(124,296)	$(468,902)	$15,261	$(349,445)
Preferred dividends declared	—	—	—	—	—	—	(3)	—	(3)
WMLP distributions	—	—	—	—	—	—	—	(535)	(535)
Common stock issued as compensation	—	—	128,480	97	5,491	—	—	—	5,588
Conversion and redemption of convertible notes and securities	(91,669)	(92)	604,557	1,511	(1,738)	—	—	—	(319)
Issuance of restricted stock	—	—	185,247	406	(3,644)	—	—	—	(3,238)
Change in WMLP Ownership Percentage	—	—	—	—	8,362	—	—	(8,362)	—
Change in par value of common stock from $2.50 to $0.01	—	—	—	(44,590)	44,590	—	—	—	—
Net loss	—	—	—	—	—	—	(94,899)	(4,850)	(99,749)
Other comprehensive loss	—	—	—	—	—	(41,515)	—	—	(41,515)
Balance at September 30, 2015	—	$—	18,021,061	$180	$238,705	$(165,811)	$(563,804)	$1,514	$(489,216)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(99,749)	$(131,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	106,781	68,713
Accretion of asset retirement obligation and receivable	21,251	16,257
Share-based compensation	5,588	3,456
Loss on sale/disposal of assets	2,148	114
Non-cash interest expense	4,617	—
Amortization of deferred financing costs	7,849	2,365
Loss on extinguishment of debt	4,445	12,648
Loss on derivatives	6,717	29,621
Loss (gain) on foreign exchange	(2,474)	5,883
Income from equity affiliates	(4,141)	(2,060)
Distributions from equity affiliates	4,328	2,948
Deferred income tax	14,887	3,344
Other	(2,625)	524
Changes in operating assets and liabilities:
Receivables	(14,327)	(24,520)
Inventories	494	55,399
Accounts payable and accrued expenses	4,826	6,377
Deferred revenue	(8,297)	(9,140)
Accrual for workers’ compensation	(1,240)	(178)
Asset retirement obligations	(9,908)	(5,881)
Other assets and liabilities	(20,288)	3,659
Net cash provided by operating activities	20,882	38,211
Cash flows from investing activities:
Additions to property, plant and equipment	(57,971)	(35,646)
Change in restricted investments and bond collateral and reclamation deposits	(22,392)	(41,795)
Cash released from escrow for acquisition	34,000	—
Cash payments related to acquisitions and other	(35,887)	(322,637)
Cash acquired related to acquisitions	2,780	8,103
Proceeds from the sale of restricted investments	14,404	7,279
Payments related to loan and lease receivables	(3,981)	(2,514)
Receipts from loan and lease receivables	20,192	5,057
Net proceeds from sales of assets and other	1,404	37,538
Net cash used in investing activities	(47,451)	(344,615)
Cash flows from financing activities:
Change in book overdrafts	950	(317)
Borrowings from long-term debt, net of debt premium	199,363	454,219
Repayments of long-term debt	(138,185)	(110,792)
Borrowings on revolving lines of credit	142,823	15,000
Repayments on revolving lines of credit	(152,412)	(15,000)
Debt issuance costs and other refinancing costs	(7,431)	(27,827)
Proceeds from issuance of common shares	—	56,473
Other	(860)	(247)
Net cash provided by financing activities	44,248	371,509
Effect of foreign exchange rates on cash	(2,601)	(2,525)
Net increase (decrease) in cash and cash equivalents	15,078	62,580
Cash and cash equivalents, beginning of period	14,258	61,110
Cash and cash equivalents, end of period	$29,336	$123,690
Non-cash transactions:
Accrued purchases of property and equipment	$2,718	$9,555
Capital leases and other financing sources	14,967	15,484
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
All intercompany transactions and accounts have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior amounts have been reclassified to conform to current period presentation. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015.
These unaudited quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2014 Form 10-K. The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in its 2014 Form 10-K.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017. The Company can either adopt these standards retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.
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
In April 2015, the FASB issued ASU 2015-05, Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance for determining whether a cloud computing arrangement (also referred to as a hosting arrangement) related to internal-use software has a software license element and provides guidance on the appropriate accounting treatment. The new guidance should be applied on a retrospective basis. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330):Simplifying the Measurement of Inventory, which changes the requirement to measure inventory at the lower of cost or market for non last-in, first-out (LIFO) and non retail methods of measuring inventory, to requiring inventory measured at lower of cost or net realizable value. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company does not foresee a material effect on its consolidated results of operations, cash flows, and financial position.

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
The Buckingham Acquisition has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value.
The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates, and these adjustments may be significant.
A summary of the purchase consideration and a preliminary allocation of the purchase consideration follows (in millions):

Provisional as of September 30, 2015
Purchase Price:
Cash paid - Initial payment	$34.0
Cash received - Working capital adjustment	(1.6)
Net cash consideration	$32.4

Preliminary allocation of purchase price:
Assets:
Cash and cash equivalents	$2.8
Inventories - materials and supplies	2.5
Other current assets	0.1
Total current assets	5.4
Land and mineral rights	13.2
Plant and equipment	24.6
Total Assets	43.2
Liabilities:
Trade payables and other accrued liabilities	(5.2)
Asset retirement obligations	(1.0)
Total current liabilities	(6.2)
Asset retirement obligations, less current portion	(2.8)
Other liabilities	(1.8)
Total Liabilities	(10.8)
Net fair value	$32.4

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
The GP Acquisition has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value.
The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates, and these adjustments may be significant.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

A summary of the purchase consideration and a preliminary allocation of the purchase consideration follows (in millions):

Provisional as of September 30, 2015
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
(1) Represents the market price of WMLP units outstanding using the December 31, 2014 closing price.
No goodwill was recorded in the GP Acquisition and $31.0 million of intangible assets to be amortized over a fifteen-year period were identified. The intangible asset identified in the GP Acquisition is a terminal lease at a dock in Ohio which was fair valued based on contract prices which were favorable to market prices.

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
Acquisition related costs of $33.1 million were expensed for the nine months ended September 30, 2014; which included a $14.2 million charge to Cost of sales related to the sale of inventory written up to fair value in the acquisition, $7.8 million of expenses included in Selling and administrative costs, $6.2 million of loss on foreign exchange as described in Note 11, and $4.9 million included in Interest expense related to a bridge facility commitment fee.
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

(In thousands, except per share data)	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Total Revenues
As reported	$337,830	$805,989
Pro forma (unaudited)	$465,094	$1,366,820

Operating Income
As reported	$(29,432)	$(51,021)
Pro forma (unaudited)	$(7,339)	$(14,678)

Net loss applicable to common shareholders
As reported	$(49,329)	$(131,982)
Pro forma (unaudited)	$(31,034)	$(95,373)

Net loss per share applicable to common shareholders
As reported	$(2.95)	$(8.49)
Pro forma (unaudited)	$(1.86)	$(6.13)

3.    KEMMERER DROP
On August 1, 2015, we contributed 100% of the outstanding equity interests in Westmoreland Kemmerer, LLC (“Kemmerer”) to WMLP, a controlled and consolidated subsidiary, in exchange for $230 million in aggregate consideration, composed of $115 million of cash and $115 million in newly issued WMLP Series A Convertible Units (the "Series A Units" and such transaction, the “Kemmerer Drop”). In connection with the Kemmerer Drop, all employees of Kemmerer and related employee liabilities, including but not limited to post-retirement pension obligations and post-retirement health benefits, were transferred to us.
The Series A Units are convertible into common units representing limited partner interests of WMLP (“Common Units”), on a one-for-one basis, upon the earlier of (i) the date on which WMLP first makes a regular quarterly cash distribution to holders of Common Units in an amount equal to at least $0.22 per Common Unit, or (ii) a change of control of WMLP. Following the Kemmerer Drop, we hold an approximately 93.8% controlling interest in WMLP (on a fully diluted basis).
The Kemmerer Drop represents a reorganization of entities under common control. Accordingly, the net assets transferred are deemed to have transferred at the $99.6 million carrying value as of the date of transfer. No gain or loss was recognized.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

4.    INVENTORIES
Inventories consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Coal stockpiles	$37,313	$41,795
Coal fuel inventories	8,769	6,531
Materials and supplies	81,032	88,584
Reserve for obsolete inventory	(2,676)	(3,055)
Total	$124,438	$133,855

5.    RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Coal - U.S. Segment:
Reclamation bond collateral:
Absaloka Mine	$11,807	$11,781
Rosebud Mine	3,145	3,145
Beulah Mine	1,270	1,270
Buckingham acquisition escrow	—	34,000
Coal - Canada Segment:
Reclamation bond collateral - PMRU	18,220	18,199
Reclamation bond collateral - CVRI	33,870	31,866
Coal - WMLP Segment:
Reclamation bond collateral - Ohio	8,255	10,634
Reclamation bond collateral - Kemmerer Mine	27,655	25,282
Power Segment:
Power contract collateral	17,700	12,600
Corporate Segment:
Postretirement medical benefit bonds	8,891	8,780
Workers’ compensation bonds	6,859	6,832
Total restricted investments and bond collateral	$137,672	$164,389
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
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at September 30, 2015 were as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$100,363	$100,363	Level 1
Time deposits	2,455	2,455	Level 1
Available-for-sale	34,854	34,854	Level 1
	$137,672	$137,672

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Available-for-Sale Restricted Investments and Bond Collateral
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at September 30, 2015 were as follows (in thousands):

Cost basis	$35,475
Gross unrealized holding gains	206
Gross unrealized holding losses	(827)
Fair value	$34,854
Maturities of available-for-sale securities were as follows at September 30, 2015:

	Cost Basis	Fair Value
	(In thousands)
Due within one year	$1,258	$1,189
Due in five years or less	15,015	14,640
Due after five years to ten years	4,356	4,110
Due in more than ten years	14,846	14,915
	$35,475	$34,854

6.    RESTRUCTURING CHARGES
In 2013, the Company entered into an agreement with Virginia Electric Power Company, to restructure the remaining five years of the ROVA contract (the "ROVA Restructuring Plan"). Total restructuring charges related to the ROVA Restructuring Plan were $5.5 million and all were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. Restructuring expenses related to the ROVA Restructuring Plan impacted our Power Segment and all actions related to this restructuring plan have been completed.
During 2014, the Company initiated strategic changes related to the Canadian Acquisition and the GP Acquisition (collectively, the "Acquisition Restructuring Plans"). Total expected restructuring charges related to the Acquisition Restructuring Plans of $15.2 million have been recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. Charges related to the Acquisition Restructuring Plans were comprised of one-time employee termination benefits and impacted all segments except for our Power Segment. The restructuring actions were completed in 2014 for the Canadian Acquisition and are expected to be completed in 2015 for the GP Acquisition.
The table below represents the restructuring provision activity related to the restructuring plans:

	ROVA Restructuring Plan	Acquisition Restructuring Plans	Total
	(In millions)
Balance, December 31, 2013	$5.1	$—	$5.1
Restructuring Charges	0.5	14.5	15.0
Cash Payments	(5.2)	(5.7)	(10.9)
Balance, December 31, 2014	0.4	8.8	9.2
Restructuring Charges	—	0.7	0.7
Cash Payments	(0.4)	(8.1)	(8.5)
Balance, September 30, 2015	$—	$1.4	$1.4

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

7.    LINES OF CREDIT AND DEBT
As of September 30, 2015, the Company and its subsidiaries are subject to the following debt arrangements:

	Total Debt Outstanding
	September 30, 2015	December 31, 2014
	(In thousands)
8.75% Notes due 2022	$350,000	$350,000
WCC Term Loan Facility due 2020	327,994	350,000
WMLP Term Loan Facility due 2018	297,414	175,000
Capital lease obligations	81,077	109,351
Revolving line of credit	—	9,576
Other	7,988	4,062
Debt discount	(11,519)	(13,202)
Total debt outstanding	1,052,954	984,787
Less current installments	(38,879)	(52,712)
Total debt outstanding, less current installments	$1,014,075	$932,075
The following table presents aggregate contractual debt maturities of all debt:

As of September 30, 2015
(In thousands)
2015	$11,594
2016	39,451
2017	31,213
2018	308,458
2019	8,450
Thereafter	665,307
Total	1,064,473
Less: debt discount	(11,519)
Total debt	$1,052,954
8.75% Notes due 2022 (the "8.75% Notes")
The 8.75% Notes were issued by the Parent and are guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC and Westmoreland Resources, Inc. and their respective subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc. and certain other immaterial subsidiaries). The 8.75% Notes are not guaranteed by Westmoreland Canada LLC or any of its subsidiaries, nor are they guaranteed by Westmoreland Resources GP, LLC or Westmoreland Resource Partners, LP, referred to as the "Non-guarantors."
WCC Term Loan Facility due 2020 (the "WCC Term Loan Facility")
The WCC Term Loan Facility is a primary obligation of the Parent and is guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC, Westmoreland Resources, Inc. and certain other direct and indirect subsidiaries of the Company (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc., certain other immaterial subsidiaries, and the Non-guarantors).
On January 22, 2015, the Company amended the WCC Term Loan Facility to increase the borrowings by $75.0 million, for an aggregate principal amount of $425.0 million as of that date (the "Term Loan Facility Add-on"). The amendments to the WCC Term Loan Facility were made in connection with the Buckingham Acquisition and for working capital purposes. Net proceeds were $71.0 million after a 2.5% discount, 1.5% broker fee, a consent fee of 1.17%, and $0.1 million of additional debt issuance costs.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

In conjunction with the Kemmerer Drop, the Company amended the WCC Term Loan Facility to remove Kemmerer as a guarantor. In addition, $94.1 million of the proceeds received from WMLP related to the Kemmerer Drop were used to pay down the WCC Term Loan Facility.
WMLP Term Loan Facility due 2018 (the "WMLP Term Loan Facility")
The WMLP Term Loan Facility is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of WMLP, is guaranteed by WMLP and its subsidiaries, and is secured by substantially all of WMLP's and its subsidiaries' assets.
Revolving Line of Credit (the "Revolving Credit Facility")
Pursuant to a June 2, 2015 amendment to the Revolving Credit Facility, Westmoreland has a total aggregate borrowing capacity of $75.0 million between June 15th and August 15th of each year, with an aggregate borrowing capacity of $50.0 million outside of these periods. As of September 30, 2015, the Company had no borrowings under the Revolving Credit Facility and had outstanding letters of credit in the amount of $21.1 million.
During the nine months ended September 30, 2015, the Company entered into $15.0 million of new capital leases.

8.    POSTRETIREMENT MEDICAL BENEFITS AND PENSION
Postretirement Medical Benefits
The Company provides postretirement medical benefits to retired employees and their dependents as mandated by the Coal Industry Retiree Health Benefit Act of 1992 and pursuant to collective bargaining agreements. The Company also provides these benefits to qualified full-time employees pursuant to collective bargaining agreements.
The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$1,054	$822	$3,163	$2,467
Interest cost	2,907	3,203	8,722	9,610
Amortization of deferred items	327	4	981	13
Total net periodic benefit cost	$4,288	$4,029	$12,866	$12,090
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Former mining operations	$2,034	$2,402	$6,103	$7,210
Current operations	2,254	1,627	6,763	4,880
Total net periodic benefit cost	$4,288	$4,029	$12,866	$12,090
The costs for the former mining operations are included in Heritage health benefit expenses and costs for current operations are included in Cost of sales and Selling and administrative expenses.
Pension
The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$436	$500	$1,318	$1,500
Interest cost	1,831	1,747	5,780	5,240
Expected return on plan assets	(2,435)	(2,154)	(7,744)	(6,461)
Settlements	(1,529)	—	(1,874)	—
Amortization of deferred items	1,059	359	3,301	1,078
Total net periodic pension cost	$(638)	$452	$781	$1,357

These costs are included in Cost of sales and Selling and administrative expenses.

The Company made $3.5 million of contributions to its pension plans in the nine months ended September 30, 2015. The Company expects to make $0.3 million of contributions to its pension plans during the remainder of 2015.

9.    HERITAGE HEALTH BENEFIT EXPENSES
The caption Heritage health benefit expenses used in the unaudited consolidated statements of operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Health care benefits	$2,041	$2,404	$6,138	$7,054
Combined benefit fund payments	462	342	1,387	1,366
Workers’ compensation benefits	102	120	324	380
Black lung benefits	196	449	173	1,446
Total	$2,801	$3,315	$8,022	$10,246

10.	ASSET RETIREMENT OBLIGATIONS , CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE AND RECLAMATION DEPOSITS
The asset retirement obligation ("ARO"), contractual third-party reclamation receivable, and reclamation deposits for each of the Company’s operating segments at September 30, 2015 are summarized below:

	Asset Retirement Obligation	Contractual Third-Party Reclamation Receivable	Reclamation Deposits
	(In thousands)
Coal - U.S.	$279,864	$109,758	$77,425
Coal - Canada	116,061	5,638	—
Coal - WMLP	52,666	—	—
Power	1,016	—	—
Total	$449,607	$115,396	$77,425

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Asset Retirement Obligations
Changes in the Company’s asset retirement obligations were as follows:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$452,745	$279,864
Accretion	29,265	23,329
Liabilities settled	(23,421)	(18,759)
Changes due to amount and timing of reclamation	4,612	—
Asset retirement obligations acquired	3,769	102,075
Changes due to foreign currency translation	(17,363)	(1,702)
Asset retirement obligations, end of period	449,607	384,807
Less current portion	(47,462)	(29,529)
Asset retirement obligations, less current portion	$402,145	$355,278
Contractual Third-Party Reclamation Receivables
At September 30, 2015, the Company recognized an asset of $115.4 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for future reclamation expenditures.
Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. The Company’s carrying value and estimated fair value of its reclamation deposits at September 30, 2015 were as follows:

	Carrying Value	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash and cash equivalents	$46,544	$46,544	Level 1
Available-for-sale securities	30,881	30,881	Level 1
	$77,425	$77,425
These accounts include available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss.
Available-for-Sale Reclamation Deposits
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at September 30, 2015 were as follows (in thousands):

Cost basis	$31,141
Gross unrealized holding gains	573
Gross unrealized holding losses	(833)
Fair value	$30,881

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Maturities of available-for-sale securities were as follows at September 30, 2015:

	Cost Basis	Fair Value
	(In thousands)
Within one year	$—	$—
Due in five years or less	16,804	16,601
Due after five years to ten years	5,424	5,262
Due in more than ten years	8,913	9,018
	$31,141	$30,881

11.    DERIVATIVE INSTRUMENTS
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
During 2014, the Company entered into contracts to purchase power at its ROVA facility to manage exposure to power price fluctuations. These contracts cover the period from April 2014 to March 2019 and contracted power prices range from $41.05 to $56.33 per megawatt hour, with a weighted average contract price of $43.72 over the remaining contract lives. The fair value of these power price derivatives are based on comparing contracted prices to projected future prices.
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Balance Sheets was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014
Contracts to purchase power	Other current liabilities	$10,138	$8,265
Contracts to purchase power	Other liabilities	30,175	21,103
The effect of derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Statements of Operations was as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instruments	Statement of Operations Location	2015	2014	2015	2014
Canadian dollar foreign exchange forward contracts	Gain (loss) on foreign exchange	$—	$—	$—	$(6,209)
Contracts to purchase power	Derivative loss	(5,815)	(23,691)	(6,717)	(29,621)

12.    FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Notes 5, 10 and 11 for additional disclosures related to fair value measurements.
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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
The table below sets forth, by level, the Company’s financial assets that are accounted for at fair value at September 30, 2015:

Level 1
(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$34,854
Available-for-sale investments included in Reclamation deposits	30,881
Total assets	$65,735
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of September 30, 2015, the Company had no long-term debt with Level 3 fair values. The estimated fair values of the Company’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
December 31, 2014	$345,498	$348,250	$341,300	$344,750
September 30, 2015	$345,860	$305,375	$320,615	$264,507
The Company uses derivative financial instruments, primarily foreign exchange contracts and forward contracts to purchase power, to reduce its exposure to market risks from changes in foreign exchange rates and changes in prices for power, respectively. The foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). The contracts to purchase power are measured at fair value using forward pricing curves for power from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments is disclosed in Note 11 to the unaudited consolidated financial statements.
The Company’s non-recurring fair value measurements include asset retirement obligations (refer to Note 10).
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

13.     INCOME TAXES

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax (loss) income.  For the nine months ended September 30, 2015, the effective tax rate differed from the statutory rate primarily as a result of the U.S. and Canadian valuation allowances and the impact of the statutory rate change in Alberta, Canada. For the nine months ended September 30, 2014, the effective tax rate differed from the statutory rate primarily due to the U.S. valuation allowance and foreign operations.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

14.    SHAREHOLDERS’ DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Noncontrolling Interest
Following the WMLP Transactions, WMLP is a consolidated subsidiary and we recorded a noncontrolling interest totaling $15.3 million, which represents the equity attributable to the noncontrolling unitholders, who owned approximately 21% of the outstanding Common Unitsof WMLP at December 31, 2014. The Kemmerer Drop resulted in our acquisition of an additional 15% interest in WMLP (on a fully diluted basis) with a corresponding decrease in noncontrolling interest ownership. Accordingly, we recorded a decrease to noncontrolling interest of $8.4 million during the three months ended September 30, 2015. Activity in the noncontrolling interest is summarized as follows:

(in millions)
Beginning Balance as of December 31, 2014	$15,261
Change in Parent's ownership	(8,362)
Net loss allocated to noncontrolling interest	(4,850)
Distributions to noncontrolling interest	(535)
Ending Balance as of September 30, 2015	$1,514
Preferred Stock
The Company paid less than $0.1 million of preferred stock dividends for the nine months ended September 30, 2015. During the first quarter of 2015, all of the Company’s outstanding shares of preferred stock were converted or redeemed, consisting of 88,494 shares of preferred stock being converted into 604,557 shares of common stock and 3,175 shares of preferred stock being redeemed under a mandatory redemption for $0.3 million. At September 30, 2015, there were no outstanding shares of preferred stock.
Changes in Accumulated Other Comprehensive Income (Loss)
The following table reflects the changes in accumulated other comprehensive income (loss) by component:

	Pension	Postretirement medical benefits	Unrealized gains and losses on available-for-sale securities, net	Foreign currency translation adjustment	Tax effect of other comprehensive income gains	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at December 31, 2014	$(36,065)	$(39,716)	$413	$(17,880)	$(31,048)	$(124,296)
Other comprehensive income (loss) before reclassifications	(576)	—	(1,438)	(43,018)	(908)	(45,940)
Amounts reclassified from accumulated other comprehensive income (loss)	3,301	981	143	—	—	4,425
Balance at September 30, 2015	$(33,340)	$(38,735)	$(882)	$(60,898)	$(31,956)	$(165,811)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The following table reflects the reclassifications out of accumulated other comprehensive loss for the three and nine months ended months ended September 30, 2015 (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss(1)		Affected line item in the statement where net loss is presented
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Available-for sale securities
Realized gains and losses on available-for sale securities	$19	$143	Other income (loss)

Amortization of defined benefit pension items
Prior service costs	$2	$6
Actuarial losses	1,032	3,295	(2)
Total	$1,034	$3,301
Amortization of postretirement medical items
Prior service costs	$(159)	$(477)	(3)
Actuarial losses	486	1,458	(3)
Total	$327	$981
____________________

(1)	Amounts in parentheses indicate amounts recognized as income. Amounts with no parenthesis were recognized as expenses or losses.

(2)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 8 - Pension for additional details)

(3)	These accumulated other comprehensive loss components are included in the computation of net periodic postretirement medical cost. (See Note 8 - Postretirement Medical Benefits for additional details)

15.     SHARE-BASED COMPENSATION
The Company grants employees and non-employee directors restricted stock units. Non-employee directors receive equity awards with a value of $90,000 after each annual meeting.
The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$1,100	$334	$2,924	$2,450
Contributions of stock to the Company’s 401(k) plan	842	677	2,664	1,006
Total share-based compensation expense	$1,942	$1,011	$5,588	$3,456

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Restricted Stock Units
A summary of restricted stock award activity for the nine months ended September 30, 2015 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2014	409,362	$13.87
Granted	262,555	28.26
Vested	(247,528)	10.53
Forfeited	(60,241)	10.57
Non-vested at September 30, 2015	364,148	$28.57	$8,053	(1)
____________________

(1)	Expected to be recognized over the next three years.
Stock Options
A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2014	110,806	$22.15
Exercised	—	—
Expired	(1,500)	21.40
Outstanding and exercisable at September 30, 2015	109,306	$22.16	2.4	$—	$—
There were no stock options granted during the nine months ended September 30, 2015.
SARs
A summary of SARs activity for the nine months ended September 30, 2015 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2014	16,943	$25.44
Exercised	—	—
Expired	—	—
Outstanding and exercisable at September 30, 2015	16,943	$25.44	0.6	$—	$—
There were no SARs granted during the nine months ended September 30, 2015.

16.    EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes and securities, stock options, stock appreciation rights, and restricted stock units. No such items were included in the computations of diluted loss per share in the three and nine months ended

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

September 30, 2015 and 2014 because the Company incurred a net loss applicable to common shareholders in these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Convertible securities	—	626	—	626
Restricted stock units, stock options and SARs	490	568	490	568
Total shares excluded from diluted shares calculation	490	1,194	490	1,194

17.    BUSINESS SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization, reporting of revenue, and operating income. The Company’s operations are classified into six reporting segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage, and Corporate and Eliminations. During the third quarter of 2015, we completed the Kemmerer Drop into WMLP. Accordingly, to enable comparability, all segment disclosures have been restated to remove Kemmerer from the Coal-US segment and place it in the Coal - WMLP segment.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Summarized financial information by segment is as follows:

	Coal - U.S.(1)	Coal - Canada(2)	Coal - WMLP(3)(4)	Power	Heritage	Corporate and Eliminations	Consolidated
	(In thousands)
Three Months Ended September 30, 2015
Revenues	$132,018	$107,752	$94,785	$22,017	$—	$(6,776)	$349,796
Restructuring charges	—	—	—	—	—	—	—
Depreciation, depletion, and amortization	9,524	7,023	15,471	2,470	—	(29)	34,459
Operating income (loss)	482	4,009	(4,845)	(7,976)	(2,950)	(4,027)	(15,307)
Total assets	557,643	547,368	440,004	172,182	16,152	(5,127)	1,728,222
Capital expenditures	7,047	7,485	4,691	198	—	(4)	19,417
Three Months Ended September 30, 2014
Revenues	$123,134	$151,340	$41,917	$21,439	$—	$—	$337,830
Restructuring charges	292	2,411	—	(40)	—	602	3,265
Depreciation, depletion, and amortization	9,464	11,862	4,307	2,504	—	38	28,175
Operating income (loss)	(349)	(1,453)	5,142	(26,413)	(3,915)	(2,444)	(29,432)
Total assets	477,946	607,565	187,346	163,528	15,996	126,127	1,578,508
Capital expenditures	7,981	5,280	4,860	164	—	—	18,285
Nine Months Ended September 30, 2015
Revenues	$419,505	$317,157	$300,908	$64,001	$—	$(31,331)	$1,070,240
Restructuring charges	—	—	656	—	—	—	656
Depreciation, depletion, and amortization	28,199	26,899	44,282	7,430	—	(29)	106,781
Operating income (loss)	8,403	23,397	(6,151)	(16,594)	(8,699)	(14,072)	(13,716)
Total assets	557,643	547,368	440,004	172,182	16,152	(5,127)	1,728,222
Capital expenditures	18,908	21,413	19,918	1,305	—	(3,573)	57,971
Nine Months Ended September 30, 2014
Revenues	$348,417	$267,387	$124,933	$65,252	$—	$—	$805,989
Restructuring charges	783	9,058	—	459	—	907	11,207
Depreciation, depletion, and amortization	28,029	20,533	12,523	7,512	—	116	68,713
Operating income (loss)	(3,356)	(14,162)	20,425	(34,147)	(11,303)	(8,478)	(51,021)
Total assets	477,946	607,565	187,346	163,528	15,996	126,127	1,578,508
Capital expenditures	17,898	12,775	4,529	419	—	25	35,646
____________________

(1)
The Buckingham Acquisition was completed on January 1, 2015. For the three and nine months ended September 30, 2015, revenues for Buckingham were $15.9 million and $61.4 million and operating losses were $2.0 million and $3.4 million, respectively.

(2)	The Canadian Operations were acquired on April 28, 2014, therefore, information for the nine months ended September 30, 2014 includes approximately five months of operations.

(3)	The operations reported under the segment Coal - WMLP were acquired on December 31, 2014, therefore, there is no activity for the three and nine months ended September 30, 2014.

(4)	The Coal - WMLP segment recorded revenues of $5.9 million and $24.6 million for intersegment revenues to the Coal - U.S. segment for the three and nine months ended September 30, 2015.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

A reconciliation of segment income from operations to loss before income taxes follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) from operations	$(15,307)	$(29,432)	$(13,716)	$(51,021)
Loss on extinguishment of debt	(5,385)	(13)	(5,385)	(12,648)
Interest expense	(26,831)	(21,251)	(76,870)	(63,835)
Interest income	1,555	2,468	6,262	4,351
Gain (loss) on foreign exchange	1,679	(1,742)	2,474	(5,883)
Other income	356	118	1,082	697
Loss before income taxes	$(43,933)	$(49,852)	$(86,153)	$(128,339)

18.    CONTINGENCIES

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make about recent acquisitions and their anticipated effects on us, and our expectation that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are statements neither of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:

•	Our ability to consummate the San Juan Acquisition and our ability to manage San Juan following the San Juan Acquisition;

•	Our ability to effectively manage WMLP;

•	Our substantial level of indebtedness and our ability to adhere to financial covenants related to our borrowing arrangements;

•	Changes in our post-retirement medical benefit and pension obligations and the impact of the recently enacted healthcare legislation on our employee health benefit costs;

•	Inaccuracies in our estimates of our coal reserves;

•	The effect of consummating financing, acquisition or disposition transactions;

•
Our potential inability to expand or continue current coal operations due to limitations in obtaining bonding capacity for new mining permits, and/or increases in our mining costs as a result of increased bonding expenses;

•	The effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

•	The inability to control costs, recognize favorable tax credits and/or receive adequate train traffic at our open market mine operations;

•	Our efforts to effectively integrate our Canadian subsidiaries with our existing business and our ability to manage our expanded operations following the Canadian Acquisition;

•	Our ability to realize growth opportunities and cost synergies as a result of the Canadian Acquisition;

•	The ability of our hedging arrangement with respect to our ROVA facility to generate free cash flow due to the fully hedged position through March 2019;

•	Competition within our industry and with producers of competing energy sources;

•	Our relationships with, and other conditions affecting, our customers;

•	The availability and costs of key supplies or commodities, such as diesel fuel, steel and explosives;

•	Potential title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or an inability to mine the properties;

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

•
Other factors that are described under the heading “Risk Factors” found in our reports filed with the Securities and Exchange Commission, including our 2014 Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q.

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
Overview
Westmoreland Coal Company is the oldest independent coal company in the United States. Our coal operations include sub-bituminous and lignite surface coal mining in the Western United States and Canada, an underground bituminous coal mine in Ohio, a char production facility, and a 50% interest in an activated carbon plant. We also own the general partner of, and a majority of the equity interests in, WMLP (formerly Oxford Resource Partners, LP), a publicly-traded coal master limited partnership. We sold 44.8 million tons of coal in 2014 and 40.6 million tons through September 30, 2015, which includes tons sold at our Coal - WMLP segment. Our power operations include two coal-fired power generation units in North Carolina. We classify our business into six segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage and Corporate. Our principal operating segments are our Coal - U.S., Coal - Canada, Coal - WMLP and Power segments. Our two non-operating segments are our Heritage and Corporate segments. Our Heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our Corporate segment consists primarily of corporate administrative expenses.
We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing heritage health benefit costs and corporate overhead expenses. The principal sources of cash flow to us are distributions from our principal operating subsidiaries.
WMLP Transactions and Kemmerer Drop
On December 31, 2014, we completed the WMLP Transactions. We paid a total of $33.5 million in cash to acquire the GP and received 4,512,500 common units of WMLP (on a post-split basis following the 12-to-1 reverse split of WMLP’s units that occurred in connection with the closing of the GP Acquisition) as consideration for the Contribution. Subsequent to these transactions our ownership in WMLP represented approximately 79% of the outstanding equity interests in WMLP.
WMLP provides us with a platform to implement a value-creating “drop-down” strategy pursuant to which we intend to periodically contribute certain U.S. and Canadian coal assets to WMLP in exchange for a combination of cash and additional limited partner interests. During the third quarter of 2015 we completed the Kemmerer Drop for aggregate consideration of $230 million, including $115 million in cash and $115 million in Series A Units of WMLP, increasing our ownership interest in WMLP to approximately 94% on a fully diluted basis.

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
Entry into San Juan Purchase Agreement
On July 1, 2015, we entered into a Stock Purchase Agreement (the "San Juan Purchase Agreement") with BHP Billiton New Mexico Coal, Inc., a Delaware corporation ("BHP"), pursuant to which, upon satisfaction or waiver of the conditions set forth in the San Juan Purchase Agreement, we will complete the purchase from BHP of all of the issued and outstanding capital stock of San Juan Coal Company and San Juan Transportation Company (the "San Juan Acquisition").
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

Results of Operations
Items that Affect Comparability of Our Results
For 2015, our results included items that affect comparability of our results. The expense components of these items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Derivative loss	$(5,815)	$(23,691)	$(6,717)	$(29,621)
Gain (loss) on foreign exchange	1,679	(1,742)	2,474	(5,883)
Restructuring charges	—	(3,265)	(656)	(11,207)
Acquisition and transition costs	(3,070)	(1,616)	(4,470)	(22,079)
Loss on debt extinguishment	(5,385)	(13)	(5,385)	(12,648)
Incremental interest incurred before close of Canadian Acquisition	—	—	—	(11,191)
Canadian Acquisition bridge facility commitment fee	—	—	—	(4,875)
Impact (pre-tax)	$(12,591)	$(30,327)	$(14,754)	$(97,504)
Items recorded in 2015

•	We recorded $5.8 million and $6.7 million of derivative losses related to ROVA’s purchased-power contracts for the three and nine months ended September 30, 2015, respectively.

•	We recorded a $1.7 million and $2.5 million gain on foreign exchange for the three and nine months ended September 30, 2015, respectively, due to currency fluctuations.

•	We recorded $0.7 million of restructuring charges for the nine months ended September 30, 2015 related to the WMLP Transactions that are included in Restructuring charges.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Items recorded in 2014

•
We recorded $1.6 million and $22.1 million of acquisition and transition costs for the three and nine months ended September 30, 2014, respectively, as a result of our Canadian Acquisition, which includes the impact on cost of sales related to the sale of inventory written up to fair value in the acquisition.

•
We recorded $12.6 million of loss on extinguishment of debt for the nine months ended September 30, 2014 primarily related to the payoff of the term debt held by Westmoreland Mining LLC. This loss included an $11.6 million make-whole payment with the remaining loss due to the write-off of unamortized debt issuance costs.

•
We recorded $3.3 million and $11.2 million of restructuring charges for the three and nine months ended September 30, 2014, respectively, related to a restructuring plan to reduce our overall cost structure. Most of the restructuring charges related to our Canadian Operations and included termination benefits and outplacement costs.

•	We recorded $23.7 million and $29.6 million of derivative losses for the three and nine months ended September 30, 2014, respectively, related to ROVA’s purchased power contracts.

•
We recorded $11.2 million of incremental interest expense for the nine months ended September 30, 2014 related to our issuance of $425 million aggregate principal amount of senior notes in connection with the Canadian Acquisition (the “Redeemed Notes”), which were redeemed in December 2014 in connection with our issuance of the 8.75% Notes. This incremental interest represents interest expense from the February 7, 2014 closing date of the Redeemed Notes to the April 28, 2014 closing date of the Canadian Acquisition.

•
We recorded a $1.7 million gain on foreign exchange for the three months ended September 30, 2014 and a $5.9 million loss on foreign exchange for the nine months ended September 30, 2014. The majority of this loss relates to two foreign currency exchange forward contracts to purchase Canadian Dollars in order to hedge a portion of our exposure to fluctuating rates of exchange on Canadian Dollar-denominated Canadian Acquisition cash flows.

•
We recorded $4.9 million of interest expense for the nine months ended September 30, 2014 related to the Canadian Acquisition bridge facility. Upon closing of a $425 million private offering, our bridge facility commitment expired unexercised and as a result; the related commitment fee of $4.9 million was expensed and is included in Interest expense.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Summary
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In millions)
Revenues	$349.8	$337.8	$12.0	3.6%
Net loss applicable to common shareholders	(46.6)	(49.3)	(2.7)	(5.5)%
Adjusted EBITDA(1)	48.0	41.7	6.3	15.1%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our third quarter 2015 revenues increased primarily due to the WMLP and Buckingham acquisitions. Net loss applicable to common shareholders increased by $15.0 million, excluding the $12.6 million of expenses during 2015 and $30.3 million of expenses during 2014 discussed above in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this increase in net loss were:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Three Months Ended September 30, 2015
(In millions)
Increase in Operating Income in our Coal - Canada Segment	$2.4
Inclusion of Operating Loss from our Coal - WMLP Segment in the current year	(7.7)
Increase in interest expense due to increased debt levels	(5.6)
Increase in income tax expense due primarily to utilization of Net Operating Losses	(4.8)
Net loss attributable to noncontrolling interest	1.5
Other factors	(0.8)
Total	$(15.0)
Coal - U.S. Segment Operating Results
The following table shows comparative coal revenues, operating income, Adjusted EBITDA, sales volume, and percentage changes between periods. As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - US segment:

	Three Months Ended September 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands, except per ton data)
Revenues	$132,018	$123,134	$8,884	7.2%
Operating income (loss)	482	(349)	831	238.1%
Adjusted EBITDA(1)	14,758	14,923	(165)	(1.1)%
Tons sold—millions of equivalent tons	6.0	6.5	(0.5)	(7.7)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our third quarter 2015 U.S. coal segment revenues increased primarily due to the Buckingham Acquisition.
U.S. coal Adjusted EBITDA decreased due to continued unfavorable weather conditions at our Jewett Mine as well as customer outages affecting several locations. Operating income and Adjusted EBITDA remained relatively consistent period over period.
Coal - Canada Segment Operating Results
The following table shows comparative coal revenues, operating income, Adjusted EBITDA, and sales volume between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands, except per ton data)
Revenues	$107,752	$151,340	$(43,588)	(28.8)%
Operating income (loss)	4,009	(1,453)	5,462	(375.9)%
Adjusted EBITDA(1)	23,659	22,307	1,352	6.1%
Tons sold—millions of equivalent tons	6.2	6.6	(0.4)	(6.1)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Third quarter 2015 revenue decreased due to lower export prices impacting the Coal Valley operations and the continued weakening of the Canadian Dollar. Operating income and Adjusted EBITDA increased as a result of operational improvements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Coal - WMLP Segment Operating Results
The following table shows comparative revenues, operating loss, Adjusted EBITDA, and sales volume between periods. As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - US segment:

	Three Months Ended September 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands, except per ton data)
Revenues	$94,785	$41,917	$52,868	126.1%
Operating income (loss)	(4,845)	5,142	(9,987)	(194.2)%
Adjusted EBITDA(1)	15,648	10,250	5,398	52.7%
Tons sold—millions of equivalent tons	1.6	1.1	0.5	45.5%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
The changes between both periods presented is the result of both Kemmerer and WMLP being included in our 2015 results, with only Kemmerer reflected in 2014. The Ohio-based operations of the Coal - WMLP segment encountered a longer than expected customer shut-down, adversely impacting the results of the quarter.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, Adjusted EBITDA, and percentage changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Revenues	$22,017	$21,439	$578	2.7%
Operating income (loss)	(7,976)	(26,413)	18,437	(69.8)%
Adjusted EBITDA(1)	75	(175)	250	(142.9)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our third quarter 2015 power segment revenues and Adjusted EBITDA were relatively consistent, with both periods reflecting softer power demand and pricing as a result of mild weather. The operating loss improved largely as a result of $17.8 million less in derivative losses on our power contract.
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Heritage segment operating expenses	$2,950	$3,915	$(965)	(24.6)%
Our third quarter 2015 heritage segment operating expenses were lower than the third quarter of 2014 primarily as a result of reductions in our actuarially determined black lung liabilities and post-retirement health benefits, lower claims activity, and lower professional services fees.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Corporate segment operating expenses	$4,027	$2,444	$1,583	64.8%
Our third quarter 2015 corporate segment operating expenses increased compared with the third quarter of 2014 due primarily to growth in corporate charges such as stock compensation expenses and other professional services.
Nonoperating Results
Our interest expense for the three months ended September 30, 2015 increased by $5.6 million compared to the three months ended September 30, 2014 primarily due to higher debt levels. We also incurred a $5.4 million loss on early extinguishment of debt due to the early repayment of approximately $94 million of our term loan in connection with the receipt of proceeds from the Kemmerer Drop. Our income tax expense increased by $4.8 million for the three months ended September 30, 2015 due to the Canadian Acquisition when compared to the three months ended September 30, 2014. Our net loss attributable to noncontrolling interest for the three months ended September 30, 2015 was $1.5 million related to the December 31, 2014 GP Acquisition.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Summary
The following table shows the comparative consolidated results and changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In millions)
Revenues	$1,070.2	$806.0	$264.2	32.8%
Net loss applicable to common shareholders	(94.9)	(132.0)	(37.1)	(28.1)%
Adjusted EBITDA(1)	159.3	110.5	48.8	44.2%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our revenues for the nine months ended September 30, 2015 increased primarily due to the Canadian, WMLP and Buckingham acquisitions.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Our net loss applicable to common shareholders for the nine months ended September 30, 2015 increased by $45.7 million, excluding $14.8 million of expenses during 2015 and $97.5 million of expenses during 2014 discussed above in Items that Affect Comparability of Our Results. The primary factors, in aggregate, driving this increase in net loss were:

Nine Months Ended September 30, 2015
(In millions)
Increase in Operating Income at our Coal - US Segment	$4.0
Increase in Operating Income at our Coal - Canada Segment	14.3
Inclusion of Operating Loss from our Coal - WMLP Segment in the current year	(22.3)
Increased Operating Loss at our Power Segment	(5.8)
Increase in Interest Expense	(29.1)
Increase in Income Tax Expense	(10.6)
Net Loss attributable to noncontrolling interest	4.9
Other factors	(1.1)
Total	$(45.7)
Coal - U.S. Segment Operating Results
The following table shows comparative coal revenues, operating income, Adjusted EBITDA, sales volume, and percentage changes between periods. As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - US segment:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands, except per ton data)
Revenues	$419,505	$348,417	$71,088	20.4%
Operating income (loss)	8,403	(3,356)	11,759	(350.4)%
Adjusted EBITDA(1)	49,209	44,911	4,298	9.6%
Tons sold—millions of equivalent tons	17.2	17.6	(0.4)	(2.3)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our U.S. coal segment revenues for the nine months ended September 30, 2015 increased primarily due to the Buckingham acquisition. Operating income improved as a result of 2014 acquisition costs related to the Sherritt acquisition not recurring in 2015. Both Operating income and Adjusted EBITDA increased due to strong 2015 first-half revenue and cost control at our WRI mine.
Coal - Canada Segment Operating Results
The following table shows comparative coal revenues, operating income, Adjusted EBITDA, and sales volume between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands, except per ton data)
Revenues	$317,157	$267,387	$49,770	18.6%
Operating income (loss)	23,397	(14,162)	37,559	(265.2)%
Adjusted EBITDA(1)	81,497	44,295	37,202	84.0%
Tons sold—millions of equivalent tons	17.5	10.7	6.8	63.6%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

The Canadian Acquisition was completed on April 28, 2014; therefore, there are only five months of activity for the nine months ended September 30, 2014. The growth in revenue and operating income improvement is primarily due to the number of months in each period presented as well as operational improvements between the two periods.
Coal - WMLP Segment Operating Results
The following table shows comparative revenues, operating loss, Adjusted EBITDA, and sales volume between periods. As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - US segment:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands, except per ton data)
Revenues	$300,908	$124,933	$175,975	140.9%
Operating income (loss)	(6,151)	20,425	(26,576)	(130.1)%
Adjusted EBITDA(1)	49,826	34,594	15,232	44.0%
Tons sold—millions of equivalent tons	6.0	3.2	2.8	87.5%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
The changes between both periods presented is the result of both Kemmerer and WMLP being included in our 2015 results, with only Kemmerer reflected in 2014.
Power Segment Operating Results
The following table shows comparative power revenues, operating income, Adjusted EBITDA, and percentage changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Revenues	$64,001	$65,252	$(1,251)	(1.9)%
Operating income (loss)	(16,594)	(34,147)	(17,553)	51.4%
Adjusted EBITDA(1)	(3,152)	3,868	(7,020)	(181.5)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Our power segment revenues for the nine months ended September 30, 2015 were down slightly compared to the same period in the prior year primarily due to favorable weather conditions in the first half of 2014 relative to this year. Operating income improved largely as a result of $22.9 million less derivative losses on our power contract.
Heritage Segment Operating Results
The following table shows comparative heritage segment’s operating expenses and percentage change between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Heritage segment operating expenses	$8,699	$11,303	$(2,604)	(23.0)%
Our heritage segment operating expenses for the nine months ended September 30, 2015 were lower than for the nine months ended September 30, 2014 primarily as a result of reductions in our actuarially determined black lung liabilities and post-retirement health benefits and lower claims activity.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Corporate segment operating expenses	$14,072	$8,478	$5,594	66.0%
Our corporate segment operating expenses for the nine months ended September 30, 2015 increased compared with the nine months ended September 30, 2014 due to increases in various corporate expenses such as an intercompany business interruption claim filed with our captive insurance company, resulting in a loss reflected at corporate, stock compensation expense, and other professional services.
Nonoperating Results
Our interest expense for the nine months ended September 30, 2015 increased by $13.0 million compared to the nine months ended September 30, 2014 primarily due to higher debt levels. In the nine months ended September 30, 2015 we also incurred a $5.4 million loss on early extinguishment of debt due to the early repayment of approximately $94 million of our term loan in connection with the receipt of proceeds from the Kemmerer Drop, compared to $12.6 million for repayment of debt for the nine months ended September 30, 2014. Our income tax expense increased by $10.6 million for the nine months ended September 30, 2015 due to the Canadian Acquisition when compared to the nine months ended September 30, 2014. Our net loss attributable to noncontrolling interest for the nine months ended September 30, 2015 was $4.9 million related to the GP Acquisition on December 31, 2014.
Reconciliation of Net Income (Loss) to Adjusted EBITDA
The discussion in “Results of Operations” includes references to our Adjusted EBITDA results. EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization and accretion expense. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(48,020)	$(49,134)	$(99,749)	$(131,318)

Income tax expense (benefit)	4,087	(718)	13,596	2,979
Interest income	(1,555)	(2,468)	(6,262)	(4,351)
Interest expense	26,831	21,251	76,870	63,835
Depreciation, depletion and amortization	34,459	28,175	106,781	68,713
Accretion of ARO and receivable	7,142	6,969	21,250	16,257
Amortization of intangible assets and liabilities	(250)	75	(756)	385
EBITDA	22,694	4,150	111,730	16,500

Restructuring charges	—	3,265	656	11,207
Loss (gain) on foreign exchange	(1,679)	1,742	(2,474)	5,883
Loss on extinguishment of debt	5,385	13	5,385	12,648
Acquisition related costs (1)	3,070	1,616	4,470	22,079
Customer payments received under loan and lease receivables (2)	8,731	4,545	24,252	7,830
Derivative loss	5,815	23,691	6,717	29,621
Loss (gain) on sale/disposal of assets and other adjustments	2,008	1,675	2,951	1,232
Share-based compensation	1,942	1,011	5,588	3,456
Adjusted EBITDA	$47,966	$41,708	$159,275	$110,456
____________________

(1)	Includes the impact of cost of sales related to the sale of inventory written up to fair value in the GP Acquisition.

(2)
Represents a return of and on capital. These amounts are not included in operating income or operating cash flows, as the capital outlays are treated as loan and lease receivables, but are included within Adjusted EBITDA so that the cash received by the Company is treated consistently with all other contracts within the Company that do not result in loan and lease receivable accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Adjusted EBITDA by Segment
Coal - U.S.	$14,758	$14,923	$49,209	$44,911
Coal - Canada	23,659	22,307	81,497	44,295
Coal - WMLP	15,648	10,250	49,826	34,594
Power	75	(175)	(3,152)	3,868
Heritage	(2,950)	(3,914)	(8,699)	(11,303)
Corporate	(3,224)	(1,683)	(9,406)	(5,909)
Total	$47,966	$41,708	$159,275	$110,456

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Liquidity and Capital Resources
We had the following liquidity at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(In millions)
Cash and cash equivalents	$29.3	$14.3
Corporate revolving line of credit	28.9	16.9
Total	$58.2	$31.2
We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
We conduct our operations through subsidiaries. We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the parent company are distributions from our principal operating subsidiaries. The cash at all of our subsidiaries is immediately available, except Westmoreland Risk Management, Inc. (“WRMI”) and WMLP. The cash at our captive insurance entity, WRMI, is available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is two hundred fifty thousand dollars. The cash at WMLP is available to us through quarterly distributions. WMLP resumed quarterly distributions with the payment of $0.20 per unit in May 2015, and paid a quarterly distribution of $0.20 per unit in August 2015, which, if maintained at that level, equates to $4.6 million annually. Based on our current ownership in WMLP, we would expect to receive approximately 79.1% of WMLP’s cash distributions payable on its Common Units, as well as distributions of either cash or additional Series A Units, at WMLP’s election, on the Series A Units we hold.
Under the WCC Term Loan Facility, we are required to pay a portion of our Excess Cash Flow (as defined by the credit agreement) for each fiscal year, beginning with the fiscal year ending December 31, 2015.
On June 2, 2015, the Company amended the revolving line of credit (the “Revolving Credit Facility”) to permit Westmoreland and the other U.S. borrowers thereunder to borrow up to an additional $25.0 million between June 15th and August 15th of each year.
Debt Obligations
8.75% Notes
The 8.75% Notes were outstanding in the principal amount of $350.0 million at September 30, 2015. The 8.75% Notes bear a fixed interest rate of 8.75% payable semiannually, on January 1 and July 1 of each year, commencing July 1, 2015. The 8.75% Notes mature on January 1, 2022. As of September 30, 2015, we were in compliance with all covenants for the 8.75% Notes.
Restricted Group and Unrestricted Group Results
Under the indenture governing the 8.75% Notes (the “Indenture”), the WCC Term Loan Facility and the Revolving Credit Facility; the GP, WMLP and all of WMLP’s subsidiaries were automatically designated as “unrestricted subsidiaries” (the “Unrestricted Group”) following the closing of the WMLP Transactions. All of our other subsidiaries are restricted subsidiaries (the “Restricted Group”).
The Indenture requires summary information for the Restricted Group and Unrestricted Group which is provided as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

	Restricted Group	Unrestricted Group	Total
	(In thousands)
Balance sheet information as of September 30, 2015:
Cash and cash equivalents	$17,688	$11,648	$29,336
Total current assets	$297,076	$74,161	$371,237
Total assets	$1,288,218	$440,004	$1,728,222
Total current liabilities	$266,164	$63,919	$330,083
Total debt	$744,765	$308,189	$1,052,954
Total liabilities	$1,803,995	$413,443	$2,217,438

Statement of operations information for the nine months ended September 30, 2015:
Revenues	$863,307	$206,933	$1,070,240
Operating costs and expenses	866,881	217,075	1,083,956
Operating income (loss)	(3,574)	(10,142)	(13,716)
Other income and expenses	(52,978)	(19,459)	(72,437)
Loss before income taxes	(56,552)	(29,601)	(86,153)
Income tax expense	13,596	—	13,596
Net loss	(70,148)	(29,601)	(99,749)
Less net loss attributable to noncontrolling interest	—	(4,850)	(4,850)
Net loss attributable to the Parent company	$(70,148)	$(24,751)	$(94,899)
For the nine months ended September 30, 2014, the Adjusted EBITDA for the Restricted Group was the same as the Company’s consolidated Adjusted EBITDA and nil for the Unrestricted group since the WMLP Transactions closed on December 31, 2014. For the nine months ended September 30, 2015, Adjusted EBITDA associated with the Restricted Group and Unrestricted Group was $109.4 million and $49.8 million, respectively.
Non-guarantor Restricted Subsidiaries Results
The Indenture requires summary information for non-guarantor subsidiaries (as defined in the Indenture) which is provided as follows:

Absaloka Coal, LLC, Westmoreland Canada LLC, WRMI, the Canadian Subsidiaries and our Netherlands subsidiary (collectively, the “non-guarantor Restricted Subsidiaries”) had 884.6 million in total assets as of September 30, 2015, representing approximately 51.2% of our consolidated total assets, and generated $317.2 million in revenue for the nine months ended September 30, 2015 representing approximately 29.6% of our consolidated revenue and generated Adjusted EBITDA of $80.2 million representing approximately 50.3% of our consolidated Adjusted EBITDA. As of September 30, 2015, our non-guarantor Restricted Subsidiaries had $59.7 million of total indebtedness and $525.2 million of total liabilities, and our non-guarantor Canadian Subsidiaries had availability of up to $20.0 million under the Canadian tranche of the Revolving Credit Facility.
WCC Term Loan Facility

The WCC Term Loan Facility had an outstanding principal amount of $328.0 million at September 30, 2015. The WCC Term Loan Facility matures on December 16, 2020. We may elect to have borrowings under the WCC Term Loan Facility bear interest at a per annum rate of (i) one, two-, three- or six-month LIBOR plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate plus 0.05%, and one-month LIBOR plus 1.00%) plus 5.50%. The interest rate at September 30, 2015 was 7.50%. On August 5, 2015, $94.1 million of the proceeds received from WMLP related to the Kemmerer Drop were used to pay down the WCC Term Loan Facility. The quarterly principal payment due is $0.8 million. As of September 30, 2015, we were in compliance with all covenants of the WCC Term Loan Facility.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Revolving Credit Facility
The Revolving Credit Facility has a maximum borrowing amount of $50.0 million in the aggregate, with an additional seasonal increase to the maximum borrowing amount between June 15th and August 15th of each year, consisting of a $30.0 million sub-facility ($55.0 million with the seasonal increase) available to our U.S. borrowers and $20.0 million sub-facility available to our Canadian borrowers. The facility may support an equal amount of letters of credit, which would reduce the balance available under the facility. At September 30, 2015, availability on the Revolving Credit Facility was $28.9 million with $21.1 million supporting letters of credit. The Revolving Credit Facility has a maturity date of December 31, 2018. We were in compliance with all covenant requirements of the Revolving Credit Facility as of September 30, 2015.
WMLP Term Loan Facility
As of September 30, 2015, the outstanding balance on the WMLP Term Loan Facility was $297.4 million, which matures in December 2018. This amount represents the principal balance of $292.8 million, plus paid-in-kind interest of $4.6 million. At September 30, 2015, the WMLP Term Loan Facility had a cash interest rate of 9.25%. As of September 30, 2015, WMLP was in compliance with all covenants under the terms of the WMLP Term Loan Facility.
Capital Leases
During the nine months ended September 30, 2015, we entered into $15.0 million of new capital leases.
Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by payments of our heritage health and pension obligations as follows:

	Nine Months Ended September 30,		2015 Remaining Expected Amounts
	2015	2014
	(In millions)
Postretirement medical benefits	$10.4	$8.6	$1.8
Combined Benefit Fund premiums	1.4	1.4	0.6
Workers’ compensation benefits	0.3	0.3	0.1
Total heritage health payments	$12.1	$10.3	$2.5

Pension contributions	$3.5	$4.1	$0.3
Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating activities, investing activities, and financing activities for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$8,832	$27,638	$20,882	$38,211
Investing activities	(22,923)	16,376	(47,451)	(344,615)
Financing activities	8,281	40,553	44,248	371,509

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

In the current year our cash flows were impacted by the following transactions:

	Three Months Ended	Nine Months Ended
	September 30, 2015		Statement of Cash Flow Impact
	(In millions)
Cash interest paid, including semi-annual interest payments commencing July 1, 2015	$(29.8)	$(54.9)	Cash used by operating activities
Repayment of customer advance	$—	$(17.0)	Cash used by operating activities
Increase in working capital primarily driven by Buckingham Acquisition and other	$(4.0)	$(12.9)	Cash used by operating activities
Payments made in reduction of asset retirement obligations	$(4.2)	$(15.0)	Cash used by operating activities
Increases in bond collateral for mining operations and forward power purchase contracts	$(9.5)	$(7.3)	Cash used by operating activities
Payments in settlement of our restructuring liabilities	$(1.0)	$(8.5)	Cash used by operating activities
Fees paid related to debt refinancings, acquisitions, and the Kemmerer Drop	$(7.1)	$(17.5)	Cash used by operating activities and financing activities
Payments to reduce capital lease obligations, including approximately $5.0 million of early payments to facilitate the Kemmerer Drop	$(8.8)	$(38.1)	Cash used in financing activities
Net repayments on revolving lines of credit, primarily paying off Buckingham Acquisition	$(2.5)	$(9.6)	Cash used in financing activities
These net cash outflows were offset by cash flows from operating activities, the proceeds from additional borrowings on the WCC Term Loan Facility, and proceeds from additional borrowings on the WMLP Term Loan Facility related to the Kemmerer Drop.
Cash used in investing activities decreased from $344.6 million for the nine months ended September 30, 2014 to $47.5 million for the nine months ended September 30, 2014 primarily due to spending $321.0 million less on acquisitions in 2015. Cash provided by financing activities decreased from $371.5 million for the nine months ended September 30, 2014 to $47.5 million for the nine months ended September 30, 2015 primarily due to the Canadian Acquisition debt, offset by the Add-on to the WCC Term Loan Facility and the WMLP Term Loan Facility.
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
Commodity Price Risk
We are exposed to commodity price risk on sales of power at our ROVA facility. We have entered into derivative contracts to purchase power in the future at fixed prices. Such derivative contracts are structured to manage our exposure to changing power prices and not for trading. For the nine months ended September 30, 2015 and 2014, we incurred derivative losses from these derivative contracts of $6.7 million and $29.6 million, respectively. Since any resales which we may make in the open market under these derivative contracts would be made at prevailing market prices, we may be subject to further losses under these hedging arrangements in the event that the market price for power falls below the level of our hedged position. Based on current market pricing trends, we may experience further losses under these hedging arrangements before the market price for power regains a level which is commensurate with our hedged position. If these trends continue, these losses could continue to adversely impact our results of operations and cash flows, and anticipated future cash losses are likely to be material.

Foreign Currency Exchange Rates
We are exposed to the effects of changes in exchange rates primarily from the Canadian dollar at our Canadian Operations. We may enter into derivative contracts to manage exposure to fluctuations in foreign currency exchange rates. All decisions on derivative contracts are authorized and executed pursuant to our policies and procedures, which do not allow the use of financial instruments for trading purposes. There were no foreign currency derivative contracts outstanding as of September 30, 2015.
A description of our accounting policies for derivative financial instruments is included in Notes 1 and 11 to the consolidated financial statements.

ITEM 4	— CONTROLS AND PROCEDURES.
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2015. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
On December 31, 2014, we closed on the GP Acquisition and on January 1, 2015, we closed on the Buckingham Acquisition. As a result of these acquisitions, we are in the process of reviewing the internal controls of WMLP operations and the Buckingham operations and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired operations. Except for the acquisitions, there have been no changes in internal control over financial reporting that occurred during the nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our hedging arrangement in connection with the ROVA agreement (the “Consolidated Agreement”) with Dominion North Carolina Power (“DNCP”) may result in losses if the market price for power drops below the level of our hedged position and, under certain circumstances, requires us to post additional collateral.
Under the Consolidated Agreement with respect to our ROVA facility, we forego dispatching the ROVA units in low demand periods and maintain them in idle status. During such low demand periods, we meet DNCP’s power needs with fixed-price purchased power when doing so is more economically attractive than our physically operating the ROVA plants to generate power. Alternatively, we operate the ROVA plants, sell our produced power to DNCP and resell the fixed-price purchased power in the open market. When we operate the ROVA plants and resell our fixed price purchased power into the open market, any such resales are made at prevailing market rates. In the event that the prevailing market price for power falls below the level of our hedged position during periods when we are reselling the fixed price purchased power in the open market, those resales result in losses to us. For the nine months ended September 30, 2015, we incurred losses related to these hedging arrangements of $6.7 million. Based on current market pricing trends, we expect to experience losses from time to time under these hedging arrangements when the market price for power is not commensurate with our hedged position.
Further, we are required to post collateral to cover certain projected long-term losses under these hedging arrangements based on the market price for power. The amount of such collateral may be significant and may negatively impact our liquidity.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company’s purchases of its common stock during the three months ended September 30, 2015 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 21, 2015	105	$28.65
August 14, 2015	214	$22.06
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

WESTMORELAND COAL COMPANY

Date:	November 4, 2015	/s/ Kevin A. Paprzycki
Kevin A. Paprzycki
Chief Financial Officer (Principal Financial Officer and A Duly Authorized Officer)

Date:	November 4, 2015	/s/ Nathan M. Troup
Nathan M. Troup
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and A Duly Authorized Officer)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	September 30, 2015	December 31, 2014
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$2,526	$697
Receivables:
Intercompany receivable	28,016	—
Other	2,357	3,157
	30,373	3,157
Deferred income taxes	4,548	4,548
Other current assets	1,101	770
Total current assets	38,548	9,172
Property, plant and equipment:
Plant and equipment	4,161	4,079
Less accumulated depreciation, depletion and amortization	3,108	2,976
Net property, plant and equipment	1,053	1,103
Restricted investments and bond collateral	15,750	32,612
Investment in subsidiaries	266,679	373,562
Intercompany receivable/payable	200,140	215,401
Other assets	19,967	19,804
Total Assets	$542,137	$651,654

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	September 30, 2015	December 31, 2014
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$6,788	$7,000
Revolving lines of credit	—	9,576
Accounts payable and accrued expenses:
Trade and other accrued liabilities	12,641	14,824
Interest payable	7,815	2,437
Workers’ compensation	656	671
Postretirement medical benefits	11,530	11,094
SERP	368	368
Intercompany payable	—	21,988
Other current liabilities	364	1,225
Total current liabilities	40,162	69,183
Long-term debt, less current installments	663,187	683,298
Workers’ compensation, less current portion	6,081	6,315
Excess of black lung benefit obligation over trust assets	11,919	11,252
Postretirement medical benefits, less current portion	246,052	186,376
Pension and SERP obligations, less current portion	41,591	25,178
Deferred income taxes	8,040	4,548
Other liabilities	420	626
Intercompany payable	13,901	14,323
Total liabilities	1,031,353	1,001,099
Shareholders’ deficit:
Preferred stock	—	92
Common stock	180	42,756
Other paid-in capital	238,705	185,644
Accumulated other comprehensive loss	(165,811)	(124,296)
Accumulated deficit	(563,804)	(468,902)
Total shareholders’ deficit	(490,730)	(364,706)
Noncontrolling interests in consolidated subsidiaries	1,514	15,261
Total deficit	(489,216)	(349,445)
Total Liabilities and Deficit	$542,137	$651,654

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues	$—	$—	$—	$—
Cost, expenses and other:
Cost of sales	(467)	(1,037)	(1,474)	(1,508)
Depreciation, depletion and amortization	47	70	132	225
Selling and administrative	6,131	5,124	14,869	22,092
Heritage health benefit expenses	2,617	3,099	7,449	9,602
Loss on sale/disposal of assets	—	—	—	—
Restructuring charges	—	663	—	1,460
	8,328	7,919	20,976	31,871
Operating loss	(8,328)	(7,919)	(20,976)	(31,871)
Other income (expense):
Interest expense	(15,945)	(18,302)	(49,643)	(55,584)
Loss on extinguishment of debt	(5,385)	—	(5,385)	(64)
Interest income	4,216	7,891	13,080	8,160
Gain (loss) on foreign exchange	(24)	(148)	(26)	(5,382)
Other income (expense)	—	5	(5)	7
	(17,138)	(10,554)	(41,979)	(52,863)
Loss before income taxes and income of consolidated subsidiaries	(25,466)	(18,473)	(62,955)	(84,734)
Equity in income of subsidiaries	(20,436)	(31,128)	(34,650)	(47,274)
Loss before income taxes	(45,902)	(49,601)	(97,605)	(132,008)
Income tax expense (benefit)	2,118	(467)	2,144	(690)
Net loss	(48,020)	(49,134)	(99,749)	(131,318)
Less net loss attributable to noncontrolling interest	(1,458)	—	(4,850)	—
Net loss attributable to the Parent company	$(46,562)	$(49,134)	$(94,899)	$(131,318)

WESTMORELAND COAL COMPANY
SCHEDULE I — COMPREHENSIVE LOSS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net loss	$(48,020)	$(49,134)	(99,749)	$(131,318)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	996	361	3,263	1,078
Adjustments to accumulated actuarial losses and transition obligations, pension	(253)	(371)	(538)	(172)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefits	327	3	981	13
Tax effect of other comprehensive income gains or losses	(558)	(487)	(908)	(711)
Change in foreign currency translation adjustment	(20,802)	(14,642)	(43,018)	(5,364)
Unrealized and realized gains and losses on available-for-sale securities	165	1,231	(1,295)	1,231
Other comprehensive income (loss)	(20,125)	(13,905)	(41,515)	(3,925)
Comprehensive loss attributable to Westmoreland Coal Company	$(68,145)	$(63,039)	$(141,264)	$(135,243)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(99,749)	$(131,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of subsidiaries	34,650	47,274
Depreciation, depletion and amortization	132	225
Non-cash tax benefits	(908)	(711)
Share-based compensation	2,566	2,256
Amortization of deferred financing costs	3,713	620
Loss on extinguishment of debt	4,445	64
Loss on foreign exchange	30	5,382
Changes in operating assets and liabilities:
Receivables, net	800	(240)
Excess of black lung benefit obligation over trust assets	667	2,093
Deferred income tax	3,492	—
Accounts payable and accrued expenses	(1,383)	126
Accrual for workers’ compensation	(249)	(179)
Accrual for postretirement medical benefits	(3,186)	(1,428)
Pension and SERP obligations	439	256
Other assets and liabilities	(5,187)	(7,996)
Distributions received from subsidiaries	1,828	92,100
Net cash provided by (used in) operating activities	(57,900)	8,524
Cash flows from investing activities:
Additions to property, plant and equipment	(84)	16
Change in restricted investments and bond collateral and reclamation deposits	(178)	(48,244)
Proceeds from Kemmerer drop down to WMLP	115,000	—
Cash payments related to Canadian acquisition	—	(282,788)
Investment of common shares	—	(2,992)
Cash received from escrow for acquisition	17,000	—
Net cash provided by (used in) investing activities	131,738	(334,008)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount and premium	75,000	454,219
Repayments of long-term debt	(97,007)	(1,015)
Borrowings on revolving lines of credit	121,434	—
Repayments of revolving lines of credit	(131,010)	—
Debt issuance costs and other refinancing costs	(6,109)	(16,168)
Dividends/distributions	(3)	(664)
Proceeds from issuance of common shares	—	56,473
Redemption of preferred stock	(319)	—
Exercise of stock options	—	417
Transactions with Parent/affiliates	(33,995)	(97,859)
Net cash provided by financing activities	(72,009)	395,403
Net increase in cash and cash equivalents	1,829	69,919
Cash and cash equivalents, beginning of year	697	25,326
Cash and cash equivalents, end of year	$2,526	$95,245

WESTMORELAND COAL COMPANY
SCHEDULE I — NOTES TO FINANCIAL STATEMENTS
(Parent Company Information — See Notes to Consolidated Financial Statements)

1.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Parent Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	September 30, 2015	December 31, 2014
	(In thousands)
8.75% Notes due 2022	$350,000	$350,000
WCC Term Loan Facility due 2020	327,994	350,000
Revolving line of credit	—	9,576
Other	3,500	3,500
Debt discount	(11,519)	(13,202)
Total debt outstanding	669,975	699,874
Less current installments	(6,788)	(16,576)
Total debt outstanding, less current installments	$663,187	$683,298
The following table presents aggregate contractual debt maturities of all long-term debt for the Parent Company:

As of September 30, 2015
(In thousands)
2015	$4,322
2016	3,288
2017	3,288
2018	3,288
2019	3,288
Thereafter	664,020
Total	681,494
Less: debt discount	(11,519)
Total debt	$669,975

On January 22, 2015, the Company amended the WCC Term Loan Facility to increase the borrowings by $75.0 million under the facility, for an aggregate principal amount of $425.0 million as of that date. The amendments to the WCC Term Loan Facility were made in connection with the Buckingham Acquisition. Net proceeds were $71.0 million after a 2.5% discount, 1.5% broker fee, a consent fee of 1.17%, and $0.1 million of additional debt issuance costs.
On June 2, 2015, the Company amended the revolving line of credit (the “Revolving Credit Facility”) to permit Westmoreland and the other U.S. borrowers thereunder to borrow up to an additional $25.0 million between June 15th and August 15th of each year. As a result, the U.S. sub-facility has a maximum available borrowing amount of $55.0 million during these periods, yielding a total aggregate borrowing capacity of $75.0 million when added to the Canadian sub-facility. Outside of these periods, the Revolving Credit Facility has a maximum available borrowing amount of $50.0 million. As of September 30, 2015, the Company had no borrowings under the Revolving Credit Facility and had outstanding letters of credit in the amount of $21.1 million.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Amended and Restated Contribution Agreement, dated July 31, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company	8-K	001-11155	2.1	8/4/2015
2.2	Stock Purchase Agreement, dated as of July 1, 2015, by and between BHP Billiton New Mexico Coal, Inc. and Westmoreland Coal Company					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is "unaudited" or "unreviewed."