Form 10-K
period 2015-12-31
WESTMORELAND COAL Co
filed 2016-03-14
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No. 001-11155
  ______________________________________________________________
WESTMORELAND COAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	23-1128670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9540 South Maroon Circle, Suite 200 Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (855) 922-6463
Securities registered pursuant to Section 12(b) of the Act:
 ______________________________________________________________

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates as of June 30, 2015 was $363,374,374.
There were 18,307,350 shares outstanding of the registrant’s common stock, $0.01 par value per share (the registrant’s only class of common stock), as of March 9, 2016.
  ______________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement on Schedule 14A to be filed within 120 days after December 31, 2015, in connection with the Company’s 2016 Annual Meeting of Stockholders scheduled to be held on May 17, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

WESTMORELAND COAL COMPANY
FORM 10-K
ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make throughout this report regarding recent acquisitions and their anticipated effects on us, and statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Anticipated Variances Between 2015 and 2016 and Related Uncertainties” regarding factors that may cause our results of operation in future periods to differ from our expectations.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. They are statements neither of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political, economic, business, competitive, market, weather and regulatory conditions and the following:

•	Our ability to effectively manage the San Juan Entities following the San Juan Acquisition (each as defined below);

•	Our ability to effectively manage Westmoreland Resource Partners, LP ("WMLP");

•	Our substantial level of indebtedness and our ability to adhere to financial covenants related to our borrowing arrangements;

•	Changes in our post-retirement medical benefit and pension obligations and the impact of the recently enacted healthcare legislation on our employee health benefit costs;

•	Inaccuracies in our estimates of our coal reserves;

•	The effect of consummating financing, acquisition or disposition transactions;

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

•
Our efforts to effectively integrate Prairie Mines & Royalty ULC and Coal Valley Resources Inc. (the "Canadian Acquisition"), which were amalgamated as of January 1, 2016, with our existing business and our ability to manage our expanded operations following the Canadian Acquisition;

•	Our ability to realize growth opportunities and cost synergies as a result of the addition of our Canadian operations;

•	The ability of our hedging arrangement with respect to our Roanoke Valley Power Facility ("ROVA") to generate free cash flow due to the fully hedged position through March 2019;

•	Competition within our industry and with producers of competing energy sources;

•	Our relationships with, and other conditions affecting, our customers;

•	The availability and costs of key supplies or commodities, such as diesel fuel, steel and explosives;

•	Potential title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or an inability to mine the properties;

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

•	The effect of the Environmental Protection Agency’s ("EPA") and Canadian and provincial governments’ inquiries and regulations affecting operations of the power plants to which we provide coal; and

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
Today, Westmoreland Coal Company is an energy company employing approximately 3,248 employees. We conduct our operations through our subsidiaries and our principal sources of cash are distributions from our operating subsidiaries. At December 31, 2015, our operations included 12 wholly-owned coal mines in the U.S. and Canada, a char production facility, a 50% stake in an activated carbon plant, and two coal-fired power generation units. We also own the general partner of, and 93.8% of the total equity interest in,WMLP, which is a publicly traded limited partnership that owns and operates five mining complexes in Ohio and one mine in Wyoming. We sold 53.3 million tons of coal in 2015.
We classify our business into six segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage, and Corporate. Our principal operating segments are our Coal - U.S., Coal - Canada, Coal - WMLP and Power segments. Our two non-operating segments are our Heritage and Corporate segments. Our Heritage segment primarily includes the costs of benefits we provide to former mining operation employees, and our Corporate segment consists primarily of corporate administrative expenses and business development expenses. In addition, the Corporate segment contains our captive insurance company, Westmoreland Risk Management Inc. (“WRM”), through which we have elected to retain some of our operating risks.
We produce and sell thermal coal primarily to investment grade utility customers under long-term cost-protected contracts, as well as to industrial customers and barbeque briquettes manufacturers. With the exception of the San Juan mine and the Buckingham mine, each of which are underground mines, our focus is on mine locations where we can employ dragline surface mining methods. We have extensive operational experience in dragline surface mining and this mining method has historically had predictable and consistent costs and production rates. In addition, we focus on mine locations that allow us to take advantage of close customer proximity through mine-mouth power plants and strategically located rail transportation, with the goal of being the low-cost supplier of choice to the customers that we serve. We believe this business model has contributed to the stability of our cash flows and results of operations.
At December 31, 2015, our U.S. coal operations were located in Montana, North Dakota, Texas and Ohio. Following the San Juan Acquisition in January of 2016, we expanded our U.S. coal operations to include New Mexico. Our Canadian coal operations are located in Alberta and Saskatchewan. Our WMLP coal operations are in Ohio and Wyoming. We also operate two coal-fired power generating units in North Carolina with a total capacity of approximately 230 megawatts.
The following chart provides an overview of the current operating subsidiaries that compose our coal and power segments and our relationship to each of them as of the filing date of this report, unless otherwise noted. The entities shaded in dark grey represent the “Restricted Group”, and the unshaded entities represent the “Unrestricted Group” for the purposes of certain of our debt agreements and instruments, described in further detail in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and also at Note 8 - Lines Of Credit And Long-Term Debt to our consolidated financial statements:

Westmoreland Coal Company
Westmoreland Canada LLC
Westmoreland Canadian Investments, LP
WCC Holding B.V
Westmoreland Canada Holdings Inc.
Westmoreland Prairie Resources, Inc.
Prairie Mines & Royalty ULC(2)
Westmoreland Energy, LLC
Westmoreland Partners ROVA I & ROVA II
Westmoreland Mining LLC
Western Energy Co. Colstrip Mine
Texas Westmoreland Coal Co. Jewett Mine
Westmoreland Savage Corp Savage Mine
Dakota Westmoreland Corp Beulah Mine
WCC Land Holdings Company, Inc.
Buckingham Coal Company, LLC
Westmoreland Resources Inc. Absaloka Mine
Westmoreland Resources GP, LLC
LP
93.8% IDR(3)
0.61%
GP
Westmoreland Resource Partners, LP
Westmoreland Kemmerer, LLC. Kemmerer Mine
Oxford Mining Company, LLC
Harrison Resources, LLC
Oxford Mining Company - Kentucky, LLC
Daron Coal Company, LLC
Oxford Conesville, LLC
Westmoreland Kemmerer Fee Coal Holdings, LLC
Westmoreland San Juan Holdings, Inc.(1)
Westmoreland San Juan, LLC(1)
San Juan Coal Company(1)
San Juan Transportation Company(1)

(1) The San Juan Acquisition closed on January 31, 2016
(2) As of January 1, 2016 Coal Valley Resources Inc. was amalgamated with Prairie Mines & Royalty ULC
(3) As WMLP's general partner, we are entitled to incentive distribution rights (IDR)
As of December 31, 2015, our long-term debt consisted of (i) $350 million in principal amount of our 8.75% senior secured notes due 2022 (“8.75% Notes” or “Indenture”) and (ii) a $327 million principal balance on our term loan maturing in 2020 (“WCC Term Loan Facility”). Additionally, availability under the our revolving line of credit (“WCC Revolving Credit Facility”) was $28.2 million with an outstanding balance of $19.8 million supporting letters of credit and $2.0 million drawn on the WCC Revolving Credit Facility. Refer to the information regarding the revenues, operating income and total assets of each of our segments for the years ended December 31, 2015, 2014 and 2013 contained in Note 19 - Business Segment Information to our consolidated financial statements.
Debt Facility
WMLP has a $295 million credit facility (the “WMLP Term Loan Facility”) that is governed by a Financing Agreement among Oxford Mining Company, LLC (“Oxford”), WMLP and certain of its subsidiaries as guarantors, the lenders party thereto and U.S. Bank National Association as administrative and collateral agent (the “WMLP Financing Agreement”). The WMLP Term Loan Facility consists of an initial $175 million term loan and an option for an additional $120 million in term loans for acquisitions which was exercised on August 1, 2015 to finance the Kemmerer Drop. The WMLP Term Loan Facility matures in December 2018 and the WMLP Financing Agreement contains customary financial and other covenants. It also permits distributions to WMLP’s unitholders under specified circumstances. Borrowings under the WMLP Financing Agreement are secured by substantially all of WMLP’s and its subsidiaries’ assets.
2015 Transactions
Buckingham Acquisition
On January 1, 2015, we acquired Buckingham Coal Company, LLC (“Buckingham”), an Ohio-based coal supplier, for a total cash purchase price of $32.5 million. Separately, an affiliate of Westmoreland entered into a five-year coal supply agreement with AEP Generation Resources Inc. (“AEP”), which includes an obligation to purchase a minimum of 5.5 million tons of coal. In connection with this acquisition, we amended the WCC Term Loan Facility to increase the principal amount by $75.0 million, for an aggregate principal WCC Term Loan Facility amount of $425 million as of January 22, 2015.

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
Kemmerer Drop
Effective August 1, 2015, we contributed 100% of the outstanding equity interests in Westmoreland Kemmerer, LLC (“Kemmerer”), which owns and operates the Kemmerer Mine in Lincoln County, Wyoming, to WMLP in exchange for $230 million in aggregate consideration, composed of $115 million of cash and $115 million in newly issued WMLP Series A Convertible Units (the “Series A Units” and such transaction, the “Kemmerer Drop”). In connection with the Kemmerer Drop, all employees of Kemmerer and related employee liabilities, including but not limited to post-retirement pension obligations and post-retirement health benefits, were transferred to us.The Series A Units are convertible into common units representing limited partner interests of WMLP (“Common Units”), on a one-for-one basis, upon the earlier of (i) the date on which WMLP first makes a regular quarterly cash distribution to holders of Common Units in an amount equal to at least $0.22 per Common Unit, or (ii) a change of control of WMLP. Following the Kemmerer Drop, we hold a 93.8% interest in WMLP (on a fully diluted basis).
WCC Revolving Credit Facility Amendment
On June 2, 2015, we amended the WCC Revolving Credit Facility to permit Westmoreland and the other U.S. borrowers thereunder to borrow up to an additional $25.0 million between June 15th and August 15th of each year. As a result, the U.S. sub-facility has a maximum available borrowing amount of $55.0 million during these periods, and the Canadian sub-facility has a maximum available borrowing amount of $20.0 million yielding a total aggregate borrowing capacity of $75.0 million. Outside of these periods, the WCC Revolving Credit Facility has a maximum available borrowing amount of $50.0 million.
WMLP Revolving Credit Facility
On October 23, 2015, WMLP and its subsidiaries entered into a revolving credit facility with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent (the “WMLP Revolving Credit Facility”). The WMLP Revolving Credit Facility permits borrowings up to the aggregate principal amount of $15.0 million and permits letters of credit in an aggregate outstanding amount of up to $10.0 million, which reduces availability under the WMLP Revolving Credit Facility on a dollar-for-dollar basis. At December 31, 2015, availability under the WMLP Revolving Credit Facility was $15.0 million with no outstanding balance or supporting letters of credit.
Recent Developments

On January 31, 2016, Westmoreland San Juan, LLC (“WSJ”), a special purpose subsidiary of Westmoreland, acquired San Juan Coal Company (“SJCC”), which operates the San Juan mine in Farmington, New Mexico, and San Juan Transportation Company (together with SJCC, the “San Juan Entities” and such transaction, the “San Juan Acquisition”) for a total cash purchase price of approximately $127 million, subject to post-closing adjustments. The San Juan mine is the exclusive supplier of coal to the adjacent San Juan Generating Station (“SJGS”) under a coal supply agreement with tonnage and pricing adjusting quarterly through 2022.

WSJ financed the San Juan Acquisition with a $125 million loan from NM Capital Utility Corporation, an affiliate of Public Service Company of New Mexico (one of the owners of SJGS), and with available cash on hand. The loan is structured as a senior secured term loan (the “San Juan Loan”) maturing February 1, 2021 and is expected to bear interest at a (i) 7.25% rate (the “Margin Rate”) plus (ii) (A) the London Interbank Offered Rate for a three month period plus (B) a statutory reserve rate, which such Margin Rate increases incrementally during each year of the Loan term. The Loan has no prepayment penalties. The agreements governing the Loan include representations and warranties and covenants regarding the ownership and operation of SJCC and the properties acquired in the Acquisition and standard special purpose bankruptcy remote entity covenants designed to preserve the separateness from Westmoreland of each of (i) WSJ, (ii) its direct parent company, Westmoreland San Juan Holdings, Inc., and (iii) the San Juan Entities ((i), (ii) and (iii) collectively, the “Westmoreland San Juan Entities”). Obligations under the Loan are recourse only to the Westmoreland San Juan Entities and their assets and neither Westmoreland nor its subsidiaries (other than the Westmoreland San Juan Entities) is an obligor under the Loan in any respect. The agreement governing the Loan requires that all revenues of the San Juan Entities, aside from payments on certain leases, are deposited into a cash management collection account swept monthly for operating expenses, capital expenditures, and Loan payment and prepayment.

In connection with certain mining permits relating to the operation of the San Juan mine, WSJ is required to post reclamation bonds of $162 million with the New Mexico Mining and Minerals Division. In order to facilitate the posting of reclamation bonds by Zurich American Insurance Company (“Zurich”) on behalf of WSJ, PNM Resources, Inc. (“PNM”), Westmoreland and SJCC entered into a Reclamation Bond Agreement (the “Reclamation Bond Agreement”) with Zurich.
The following map shows our operations, as of the date of this filing, including the operations under our control following the San Juan Acquisition:

Legend
Coal – U.S.
Coal – Canada
Coal – WMLP
Power
Coal Valley
Genesee
Paintearth
Sheerness
Poplar River
Estevan(1)
Savage
Colstrip
Absaloka
Beulah
Kemmerer
Headquarters
San Juan(3)
Jewett
Roanoke Valley
Power Facility (ROVA)
OHIO
Tusky(2)
Cadiz
Tuscarawas
Belmont
Plainfield(2)
Bellaire
Terminal(4)
New Lexington
Noble
Buckingham
KENTUCKY
Muhlenburg(2)

1. Includes activated carbon plant and char facility
2. Inactive operations during 2015
3. San Juan was acquired January 31, 2016
4. Bellaire is a barge loading dock on the Ohio River

Coal Segments
General
Our Coal - U.S. and Coal - Canada Segments focus on niche coal markets where we take advantage of customer proximity and strategically located rail transportation. We sell substantially all of the coal that we produce to power generation facilities. The close proximity of our mines and coal reserves to our customers reduces transportation costs and, we believe, provides us with a significant competitive advantage with respect to retention of those customers. Ten of our 12 mines are in very close proximity to the customer’s property, with economical delivery methods that include, in several cases, conveyor belt delivery systems linked to the customer’s facilities. We typically enter into long-term, cost-protected supply contracts with our customers that range from approximately one to 40 years. Our current coal sales contracts have a weighted average remaining term of 15 years. For the twelve months ended December 31, 2015, substantially all of our tons of coal sold were sold under long-term contracts. We employ a rigorous capital spending and maintenance philosophy and believe our equipment is well maintained.
Properties
Across all our coal operating segments (Coal - U.S., Coal - Canada and Coal - WMLP), we owned or controlled an estimated 1,222 million tons of total proven or probable coal reserves as of December 31, 2015, including 145 million tons of proven or probable coal reserves held by WMLP.

Substantially all of our properties and assets in the Coal - U.S. Segment and Coal - Canada Segment are encumbered by liens securing our and our subsidiaries’ outstanding indebtedness. Specifically, the holders of the 8.75% Notes and the lenders under the WCC Term Loan Facility hold first priority liens, on a pari passu basis, on substantially all of our and our wholly owned subsidiaries’ tangible and intangible assets (excluding certain equity interests, mineral rights and sales contracts and certain assets subject to existing liens). In addition, borrowings under the WCC Revolving Credit Facility are secured by first priority liens on our and our wholly owned subsidiaries accounts receivable, inventory and certain other specified assets. The assets of WMLP are encumbered by separate liens securing the indebtedness of WMLP and its subsidiaries and are not part of the collateral with respect to the 8.75% Notes, the WCC Term Loan Facility or the WCC Revolving Credit Facility.
The following table provides information about mines we owned or controlled as of December 31, 2015:

	Coal - U.S.	Coal - Canada	Coal - WMLP(2)	Total
	(In thousands of tons)
Coal reserves:(1)
Proven	359,063	593,605	128,788	1,081,456
Probable	17,078	107,053	16,436	140,567
Total proven and probable reserves	376,141	700,658	145,224	1,222,023
Permitted reserves	184,320	622,152	58,896	865,368
2015 production	21,808	23,241	8,481	53,530
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

(2)	Represents total reserve information for WMLP, of which we are the general partner and owner of 93.8% of the total outstanding equity interests.

The following table provides summary information regarding our principal mining operations as of December 31, 2015:

Mining Operation	Prior Operator	Manner of Transport	Machinery	Tons Sold (In thousands)			Total Cost of Property, Plant and Equipment ($ in millions)	Employees/Labor Relations (1)	Coal Seam
				2013	2014	2015
Coal - U.S. Segment
Montana
Colstrip	Entech, Inc., a subsidiary of Montana Power, Purchased 2001	• Conveyor belt • BNSF Rail • Truck	• 4 dragline • Load-out facility	8,234	9,018	9,626	$202.8	393 employees 312 represented by Local 400 of the IUOE	• Rosebud
Absaloka	Washington Group International, Inc. as contract operator, Ended contract in 2007	• BNSF Rail • Truck	• 1 dragline • Load-out facility	4,168	6,557	5,844	$167.7	174 employees 141 represented by Local 400 of the IUOE	• Rosebud - McKay
Savage	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., Purchased 2001	• Truck	• 1 dragline	350	332	271	$9.7	13 employees 10 represented by Local 400 of the IUOE	• Pust
Texas
Jewett	Entech, Inc., a subsidiary of Montana Power, Purchased 2001	• Conveyor belt	• 4 draglines• Shovel	5,015	5,255	3,357	$31.8	279 employees	• Wilcox Group
North Dakota
Beulah	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., Purchased 2001	• Conveyor belt • BNSF Rail	• 1 dragline • Load-out facility	2,521	2,731	2,136	$66.6	119 employees 99 represented by Local 1101 of the UMWA	• School- house • Beulah-Zap
Ohio
Buckingham (2)	Clay & Bryan Graham purchased 2015	• Ohio Central & Norfolk Southern Rail • Truck	• Load-out facility • Prep plant • 8 continuous Miners	—	—	1,246	$42.6	277 employees	• Middle Kittanning
TOTALS Coal - U.S. Segment
				20,288	23,893	22,480	$521.2	1,255 employees (562 union)

Mining Operation	Prior Operator	Manner of Transport	Machinery	Tons Sold (In thousands) (3)			Total Cost of Property, Plant and Equipment ($ in millions)	Employees/Labor Relations (1)	Coal Seam
				2013	2014	2015
Coal - Canada Segment
Alberta
Paintearth	Sherritt International Corporation	• Haul Trucks	• 2 draglines • Cat 993 FEL, Euclid CH160 haulers	—	1,950	1,972	$20.1	80 employees 65 represented by IUOE	• Battle River, Paintearth
Genesee	Sherritt International Corporation	• Haul Trucks	• 2 draglines • Cat 789, Komatsu 830E, P&H 4100, haulers	—	3,621	5,745	$42.1	130 employees	• Ardley Coal Zone
Sheerness	Sherritt International Corporation	• Haul Trucks	• 2 draglines • Cat 993 FEL, Cat 776 haulers	—	2,490	3,078	$31.3	105 employees 86 represented by IUOE	• Sunnynook, Sheerness
Coal Valley	Sherritt International Corporation	• Rail	• 3 draglines • shovels and end dump trucks	—	2,022	2,160	$38.1	314 employees 250 represented by IOUE	• Val D'Or, Arbour, Mynheer
Saskatchewan
Poplar River	Sherritt International Corporation	• Rail	• 2 draglines • FEL, tractor trailer haulers	—	2,617	3,595	$34.0	156 employees 134 represented by IBEW 3 by Unifor	• Willow Bunch
Estevan	Sherritt International Corporation	• Haul Trucks	• 6 draglines • FEL and tractor trailer haulers	—	3,705	6,370	$110.8	364 employees 292 represented by UMWA	• Souris River, Roche Percee, Estevan
TOTALS Coal - Canada Segment
				—	16,405	22,920	$276.4	1,149 employees (830 union)

Mining Operation	Prior Operator	Manner of Transport	Machinery	Tons Sold (In thousands) (2)			Total Cost of Property, Plant and Equipment ($ in millions)	Employees/Labor Relations (1)	Coal Seam
				2013	2014	2015
Coal - WMLP Segment
Ohio - Oxford
New Lexington	Oxford Resource Partners, LP, purchased 2014	Rail	Coal crusher with truck scale, rail load-out		See (4)	See (4)	See (4)	58	Lower Kittanning #5. Middle Kittanning #6
Tuscarawas	Oxford Resource Partners, LP, purchased 2014	Truck	2 coal crushers with truck scales, 2 blending facilities, 1 preparation plant		See (4)	See (4)	See (4)	62	Brookville #4,Lower Kittanning #5, Middle Kittanning #6, Upper Freeport #7 Mahoning #7A
Belmont	Oxford Resource Partners, LP, purchased 2014	Barge	Coal crusher and blending facility		See (4)	See (4)	See (4)	51	Pittsburgh #8, Meigs Creek #9
Noble	Oxford Resource Partners, LP, purchased 2014	Barge, Truck	Coal crusher and blending facility		See (4)	See (4)	See (4)	—	Pittsburgh #8, Meigs Creek #9
Cadiz	Oxford Resource Partners, LP, purchased 2014	Barge, Rail, Truck	3 coal crushers with truck scales, rail load-out		See (4)	See (4)	See (4)	195	Pittsburgh #8, Redstone #8A,Meigs Creek #9
SUBTOTAL Ohio Oxford (6)					5,631	3,463	$211.4	366
Wyoming
Kemmerer	Chevron Mining Inc., Purchased 2012	Conveyor belt, Rail, Truck	Truck and shovel	4,639	4,399	4,471	$151.3	292 employees 231 represented by UMWA (5)
TOTALS Coal - WMLP Segment
				4,639	10,030	7,934	$362.7	658 employees (231 union)
___________________

(1)
The total number of employees for the Ohio - Oxford mining complexes does not include 39 non-union employees located at administrative offices nor does it include 76 non-union employees located at mine support facilities.

(2)	WCC acquired the GP of WMLP on December 31, 2014, therefore, historical tonnage for 2013 is not applicable to the Ohio - Oxford mines.

(3)	The Tusky, Plainfield and Muhlenberg mine complexes were inactive during 2015, therefore, their individual statistics are not presented.

(4)
As the Oxford mining complexes sell their coal from centralized coal pits, breaking tons sold and PP&E out by mine is not meaningful. Therefore, the table above shows the Ohio - Oxford mine's tons sold and PP&E in total.

(5)	The labor agreement at the Kemmerer Mine expires in 2018.

Coal - U.S. Segment Properties
Our Coal - U.S. Segment is composed of our wholly owned mines located in the United States. Mines in our Coal - U.S. Segment control coal reserves and deposits through long-term leases. Our Coal - U.S. Segment owned or controlled an estimated 376.1 million tons of total proven or probable coal reserves as of December 31, 2015. Montana, Texas, and North Dakota each use a permitting process approved by the Office of Surface Mining. Mines in our Coal - U.S. Segment have chosen to permit coal reserves on an incremental basis and given the current rates of mining and demand, have sufficient permitted coal to meet production for the periods shown in the table below. We secure all of our final reclamation obligations by reclamation bonds as required by the respective state agencies. We perform contemporaneous reclamation activities at each mine in the normal course of operations and coal production.

The following table provides information about mines in our Coal - U.S. Segment as of December 31, 2015:

Coal - U.S.	Absaloka Mine	Colstrip Mine	Jewett Mine	Beulah Mine	Savage Mine	Buckingham Mine	Total
Owned by	Westmoreland Resources, Inc.	Western Energy Company	Texas Westmoreland Coal Co.	Dakota Westmoreland Corporation	Westmoreland Savage Corporation	Buckingham Coal Company, LLC
Location	Big Horn County, MT	Rosebud and Treasure Counties, MT	Leon, Freestone and Limestone Counties, TX	Mercer and Oliver Counties, ND	Richland County, MT	Perry County, OH
Proven coal reserves (thousands of tons)	36,061	258,977	22,888	20,689	4,246	16,202	359,063
Probable coal reserves (thousands of tons)	—	—	—	15,516	—	1,562	17,078
Total proven & probable reserves (thousands of tons)	36,061	258,977	22,888	36,205	4,246	17,764	376,141
Permitted reserves (thousands of tons)	36,061	90,859	22,888	12,681	4,246	17,585	184,320
2015 production (thousands of tons)	5,882	9,414	3,357	2,133	270	752	21,808
Estimated life of permitted reserves (1)	2021	2024	2020	2017	2028	2032
Lessor	• Crow Tribe • Private parties	• Federal Government • State of MT • Great Northern Properties	• Private parties	• Private parties • State of ND • Federal Government	• Private parties • Federal Government	• Private parties • State of OH • AEP • BCC ownership
Lease term	Through exhaustion	Varies	Varies	Varies	Varies	Varies
Current production capacity (thousands of tons)	7,500	13,300	7,000	3,400	400	1,100
Coal type	Sub-bituminous	Sub-bituminous	Lignite	Lignite	Lignite	Bituminous
Major customers	• Xcel Energy • Western Fuels Assoc. • Midwest Energy • Rocky Mountain Power • Trans Alta	• Colstrip 1&2 owners, Colstrip 3&4 owners	• NRG Texas Power LLC	• Otter Tail • MDU • Northern Municipal Power Agency • Northwestern Energy	• MDU • Sidney Sugars	• American Electric Power • Glatfelter
Delivery method	Truck, rail	Conveyor, truck, rail	Conveyor	Conveyor, rail	Truck	Rail
Approx. heat content (BTU/lb.) (2)	8,535	8,414	6,675	7,090	6,634	11,600
Approx. sulfur content (%) (3)	0.64	0.66	0.90	0.66	0.55	2.00
Year current complex opened	1974	1968	1985	1963	1958	2007
Total tons mined since inception (thousands of tons)	197,511	474,870	205,339	112,099	16,995	10,310
 ____________________

(1)
Approximate year in which permitted reserves would be exhausted, based on current mine plan and production rates. The Jewett Mine’s reserves are covered under two separate mining permits, which must be renewed every five years.

(2)	Approximate heat content applies to the coal mined in 2015.

(3)	Approximate sulfur content applies to the tons mined in 2015.
With the exception of the Jewett mine, where we control some reserves through fee ownership, we lease all of our coal properties in our Coal - U.S. Segment. We are a party to coal leases with the federal government, state governments, and private parties at our Absaloka, Colstrip, Beulah, Savage and Jewett Mines. Each of the federal and state government leases continue indefinitely provided there is diligent development of the property and continued operation of the related mines. Federal statute generally sets production royalties on federal leases at 12.5% of the gross proceeds of coal mined and sold for surface mines. Our private leases are generally long-term and have options for renewal. We believe that we have satisfied all lease conditions in order to retain the properties and keep the leases in place.
We are a party to two leases with the Crow Tribe covering 18,406 acres of land at our Absaloka Mine, which are held by our wholly owned subsidiary, Westmoreland Resources, Inc. (“WRI”). In 2008, and in order to take advantage of certain

Indian Coal Tax Credits (“ICTC”) for the production of coal on the leased Crow Tribe land, WRI entered into a series of transactions, including the formation of Absaloka Coal, LLC with an unaffiliated partner. As part of such transaction, WRI subleased its leases with the Crow Tribe to Absaloka Coal, LLC, granting it the right to mine specified quantities of coal with WRI as contract miner. From 2009 through 2013, we experienced a yearly average of $3.1 million of income and $6.1 million of cash receipts from the ICTC. On December 18, 2015, the ICTC was extended for two years through December 31, 2016 as part of H.R. 2029 - the Consolidated Appropriations Act 2016. We plan to pursue monetization of this tax credit in the future if possible.
Coal - Canada Segment Properties
Mines in our Coal - Canada Segment owned or controlled an estimated 700.7 million tons of total proven or probable coal reserves as of December 31, 2015. In 2015 we conducted our Canadian coal operations through Coal Valley Resources Inc. which operated our Coal Valley Mine and Prairie Mines & Royalty ULC which operated the mines comprising our Prairie Operations. On January 1, 2016 Coal Valley Resources Inc. and Prairie Mines & Royalty ULC were amalgamated with the resulting entity continuing under the name Prairie Mines & Royalty ULC. Mines in our Coal - Canada Segment control coal reserves and deposits through a combination of long-term Crown or third-party leases or through fee ownership. The majority of our Prairie Operation’s coal production is sold to Canadian utilities for electricity production, and all of our Prairie Operation’s five mines are mine mouth operations (where our mine is adjacent to the customer’s plant). The Coal Valley Mine produces thermal coal which is exported primarily to the Asia-Pacific market via rail and ocean vessel under reserved port capacity. Our Canadian operations are located in Alberta and Saskatchewan and our mines are permitted in accordance with the legislation in effect in those Provinces. We secure all of our final reclamation obligations by reclamation bonds as required by the respective provincial agencies. We perform contemporaneous reclamation activities at each mine in the normal course of operations and coal production.
The following table provides information about mines in our Coal - Canada Segment as of December 31, 2015:

Coal - Canada	Paintearth	Genesee	Sheerness	Poplar River	Coal Valley	Estevan	Total
Owned by	Prairie Mines & Royalty ULC	Prairie Mines & Royalty ULC	Prairie Mines & Royalty ULC	Prairie Mines & Royalty ULC	Coal Valley Resources Inc.	Prairie Mines & Royalty ULC
Location	Forestburg, AB	Warburg, AB	Hanna, AB	Coronach, SK	Edson, AB	Estevan, SK
Proven Coal reserves (thousands of tons)	20,375	254,118	30,762	100,078	8,750	179,522	593,605
Probable Coal reserves (thousands of tons)	—	41,880	3,504	7,108	5,900	48,661	107,053
Total proven and probable reserves (thousands of tons)	20,375	295,998	34,266	107,186	14,650	228,183	700,658
Permitted reserves (thousands of tons)	20,375	295,998	34,266	80,372	8,750	182,391	622,152
2015 production (thousands of tons)	1,997	5,745	3,107	3,694	2,133	6,565	23,241
Estimated life of permitted reserves(1)	2023	2067	2025	2036	2020	2046
Lessor/Ownership	• Private parties • Provincial Government • Freehold	• Private parties • Provincial Government • Freehold	• Private parties • Provincial Government • Freehold	• Private parties • Provincial Government • Freehold	• Private parties • Provincial Government • Freehold	• Private parties • Provincial Government • Freehold
Lease term	Varies	Varies	Varies	Varies	Varies	Varies
Current production capacity (thousands of tons)	3,280	5,745	3,638	4,100	4,000	6,400
Coal type	Sub-bituminous	Sub-bituminous	Sub-bituminous	Lignite	Bituminous	Lignite
Major customers	• ATCO Power	• Capital Power	• ATCO Power/TransAlta Corporation	• Sask Power	• Asian and domestic customers	• Sask Power
Delivery method	Haul trucks	Haul trucks	Haul trucks	Rail	Rail	Haul trucks
Approx. heat content (BTU/lb.)(2)	7,583	8,398	7,249	5,773	10,800	6,724
Approx. sulfur content (%)(3)	0.43	0.19	0.50	<.99	0.30	0.40
Year current complex opened	1956	1988	1984	1978	1978	1973
Total tons mined since inception (thousands of tons)	153,637	115,515	92,062	129,927	177,339	164,756
____________________

(1)	Approximate year in which permitted reserves would be exhausted, based on current mine plan and production rates.

(2)	Approximate heat content applies to the coal mined in 2015.

(3)	Approximate sulfur content applies to the coal mined in 2015.
Coal reserves and leases in Canada are generally under the jurisdiction of provincial governments. Coal producers, including Westmoreland, gain access to their coal reserves through provincial Crown coal leases, freehold ownership or third party leases or subleases. Coal reserves for our Canadian Operations are held by all three methods, the mix of which varies from mine to mine.
Alberta Crown coal leases are granted under the Mines and Minerals Act (Alberta) for terms of 15 years. The leases are renewable for further terms of 15 years each, subject to the Mines and Minerals Act (Alberta) and the regulations in force at the time of renewal, and, in the case of any particular renewal, to any terms and conditions prescribed by order of the Minister of Energy. Crown coal royalties are set by the Coal Royalty Regulation (Alberta). Under this regulation, there are two royalty regimes. The royalty rate for Crown-owned sub-bituminous coal is $0.55 per tonne, which is roughly equivalent to $0.50 per ton. The royalty rate for Crown-owned bituminous coal, which is based on a revenue less cost regime, is 1% of mine mouth revenue prior to mine payout, plus an additional 13% of net revenue after mine payout. No provincial royalties or mineral taxes are payable on freehold coal.
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
Coal - U.S. and Coal - Canada Segment Customers
U.S. Coal Segment
In 2015, our Coal - U.S. Segment derived approximately 75% of its total revenues from coal sales to five power plants: Colstrip Units 3&4 (26%); Limestone Generating Station (16%); American Electric Power Company, Inc. (13%), Colstrip Units 1&2 (11%); and Pacificorp Energy, Inc. (9%). We sell the majority of our tons under contracts with remaining supply obligation terms of three years or more. We provide coal delivery via conveyor belt to our mine-mouth customers, and also sell coal and lignite on a Freight On Board, or FOB, basis to our other customers. The purchaser of coal normally bears the cost of transportation and risk of loss from load-out to its final destination.
Colstrip. The Colstrip Mine has two long-term, cost-plus contracts with the adjacent Colstrip Station power generating facility. The supply agreement for Colstrip Units 1 and 2 has a projected term through 2022 and expected tons of 2.3 million annually. A second agreement for Colstrip Units 3 and 4 provides for approximately 6.3 million tons per year and is set to expire at the end of 2019. The agreement related to Units 3 and 4 also has provisions for specific returns on capital investments.
Absaloka. The Absaloka Mine operates primarily in the open market and has several two- to eleven-year contracts with various parties. The capacity of the mine ranges between 5.5 million and 7.4 million tons annually. In 2013 and 2014, the Absaloka Mine sold 4.2 million and 6.6 million tons, respectively. The low annual sales in 2013 relative to mine capacity was due to an extended outage of the Sherburne County Generating Station in Becker, Minnesota, which is the mine’s largest customer. In 2015, the Absaloka Mine sold 5.8 million tons. Burlington Northern Santa Fe provides rail service to the mine, which also has the ability to load and ship coal via over-the-road trucks. Prices under these agreements are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel. In October 2015, Xcel Energy, the owner of the Sherburne County Generating Station, announced a plan to retire Units 1 and 2 of the plant’s three generating units in 2026 and 2023, respectively.
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
Beulah. The Beulah Mine supplies approximately 2.5 million tons annually to the adjacent Coyote Electric Generating Plant via conveyor belt under an agreement that expires in May 2016. The Coyote agreement has provisions for specific returns on capital investment. We have received notice that the Coyote Electric Generating Plant will not be renewing its contract past 2016. The Beulah Mine also supplies approximately 0.5 million tons annually via rail to the Heskett Power Station under an agreement that expires in 2021. Prices under these agreements are based upon certain actual mine costs and certain inflation/commodity indices for items such as diesel fuel.
Buckingham. The Buckingham Mine conducts underground room and pillar mining operations in Ohio. Buckingham is strategically located near WMLP’s New Lexington complex, which has access to the Norfolk Southern rail system and a state-of-the-art preparation plant strategically located for efficient rail and river transportation for both Buckingham and WMLP coal. The Buckingham Mine supplies coal to AEP under a five-year coal supply agreement that includes an obligation to purchase a minimum of 5.5 million tons of coal. Buckingham’s proximity to WMLP’s New Lexington complex allows us to substitute tonnage to be supplied by WMLP to AEP when it is economically advantageous to do so.
Coal - Canada Segment Customers
Our Coal - Canada Segment sells the majority of its tons under contracts with remaining supply obligation terms of between one and 40 years. In 2015 our Coal - Canada Segment derived approximately 80% of its total revenues from coal sales to two customers and one country: SaskPower (42%), the country of Japan (22%) and ATCO Power (17%). The majority of our Prairie Operation’s coal production is sold to Canadian utilities for electricity production, and all of our Prairie Operation’s five mines are mine mouth operations. The Coal Valley Mine produces thermal coal which is exported primarily to the Asia-Pacific market via rail and ocean vessel under reserved port capacity.
Paintearth. The Paintearth Mine is a surface mine located in Central Alberta south of the Village of Forestburg. The mine operates two active pits and supplies sub-bituminous coal to the four generating units at the Battle River Generating Station which are owned and operated by Alberta Power (2000) Ltd. (“ATCO Power"). Current annual production of the mine is 1.5 million tons. The coal supply contract for the mine expires in 2022.
Sheerness. The Sheerness Mine is a surface mine located in South Central Alberta south of the Town of Hanna. The mine operates two active pits and supplies sub-bituminous coal to the two generating units at the Sheerness Generating Station which is owned by TransAlta Corporation and ATCO Power and operated by ATCO Power. Current annual production of the mine is 3.6 million tons. The current coal supply contract for the mine expires in 2026.
Poplar River. The Poplar River Mine is a surface mine located in South Central Saskatchewan near the Town of Coronach. The mine operates two active pits and supplies lignite coal to the two generating units at the Poplar River Generating Station which is owned and operated by Saskatchewan Power Corporation (“SaskPower”). Current annual production of the mine is 4.1 million tons. The coal supply contract for the mine expires in 2029. The Poplar River Mine owns and operates the railway from the mine to the generating station.
Estevan. The Estevan Mine combines two of our adjacent mines in southeastern Saskatchewan, the Bienfait Mine and the Boundary Dam Mine, which supply an approximate combined 6.4 million tons per year to SaskPower, domestic consumers and the char and activated carbon plants. Our contract with SaskPower related to the Estevan Mine is through 2024. The Estevan Mine operates four active pits and supplies lignite coal to the Boundary Dam Generating Station (4 Units) (“Boundary Dam”), the Shand Generating Station (1 Unit) (“Shand”), the activated carbon plant, the char plant, as well as some domestic sales. SaskPower has constructed and commissioned a carbon dioxide capture and sequestration (“CCS”) facility at Boundary Dam and a carbon capture test facility at Shand. This combined project is the largest commercial scale CCS facility in the world, and is funded by the government of Saskatchewan with backing from the Canadian government, and, should mitigate the impact of Canadian GHG regulations on Boundary Dam.
Genesee. The Genesee Mine is a surface mine located in central Alberta north of the Town of Warburg and close to Edmonton. The mine operates two active pits and supplies sub-bituminous coal to the three units at the Genesee Generating Station which are owned by Capital Power and TransAlta Corporation and operated by Capital Power. The Genesee Mine, which is a joint venture between Capital Power and Westmoreland, supplies approximately 5.7 million tons per year to Capital Power and the contract runs for the life of the mine.

Coal Valley. The Coal Valley Mine is a surface mine located in west central Alberta south of the Town of Edson. The mine operates both truck/shovel and dragline pits and utilizes a dragline for coal removal. The mine exports high quality sub-bituminous coal to customers in the Asia-Pacific market as well as supplying some domestic customers. Current annual clean production of the mine is 2.1 million tons and the plant has capacity to operate at approximately 4.0 million tons per year.

 Activated Carbon Plant. A 50/50 joint venture with Cabot Corporation, the plant was initially commissioned in June 2010. The activated carbon plant is located at the Estevan Mine and the activated carbon produced is sold to coal-fired power producers for the purpose of mercury removal from flue gas emitted to the atmosphere. Regulations regarding mercury emissions have significantly increased demand for this product.
Char Plant. Our char plant produces approximately 107,000 tons of lignite char per year using coal from the Estevan Mine. The char is sold to manufacturers of barbeque briquettes in the United States.
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
Coal - U.S. Segment
We believe that our mines have a competitive advantage based on three factors:

•	all of the mines in our Coal - U.S. Segment are the most economic suppliers to each of their respective principal customers, as a result of transportation advantages over our competitors;

•	nearly all of the power plants we supply were specifically designed to use our coal; and

•	the plants we supply are among the lowest cost producers of electric power in their respective regions and are among the cleaner producers of power from solid fossil fuels.
Because of the foregoing, we believe that our current customers in our Coal - U.S. Segment are more likely to be dispatched to produce power and to continue purchasing coal extracted from our mines.
The principal customers of the Colstrip, Jewett, and Beulah mines are located adjacent to the mines; we deliver the coal for these customers by conveyor belt instead of more expensive means such as truck or rail. The customers of the Savage Mine are located approximately 20 to 25 miles from the mine allowing us to transport coal economically by truck.
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
The Coal Valley Mine produces coal for export customers, and has contracts with railway and port entities for delivery. The coal is railed to and sold at a port facility on the coast of British Columbia, Canada.  The export customers are generally Asian power utilities. Our export customers may purchase coal from us or from other producers around the world with similar coal quality, access to ports, and economical shipping to the customer. Some competitors are located closer to the Asian customers' facilities.

Coal - WMLP Segment
General
WMLP is a growth-oriented, low-cost producer and marketer of high-value thermal coal to U.S. utilities and industrial users, and is the largest producer of surface mined coal in Ohio. WMLP markets its coal primarily to large electric utilities with coal-fired, base load scrubbed power plants under long-term coal sales contracts. It focuses on acquiring thermal coal reserves that it can efficiently mine with its large-scale equipment. WMLP’s reserves and operations are well positioned to serve its primary market areas of the Midwest, northeastern United States and Rocky Mountain region.
For the year ended December 31, 2015, WMLP sold $7.9 million tons of coal, 87% of which were sold pursuant to long-term coal supply contracts and generated revenue of approximately $294.6 million. As of December 31, 2015, WMLP owned or controlled approximately 145 million tons of coal reserves, of which 24.3 million tons were leased or subleased to others.
Customers
WMLP’s primary customers are electric utility companies that purchase coal under long-term coal sales contracts. Substantially all of its customers purchase coal for terms of one year or longer, but it also supplies coal on a short-term or spot market basis for some of its customers. In 2015, WMLP derived approximately 58% of its total coal revenues from sales to two customers: American Electric Power Company, Inc. (42%) and Pacificorp Energy, Inc. (16%). A portion of these sales were facilitated by coal brokers.
WMLP Properties
As of December 31, 2015, WMLP operated 14 active surface mines and managed these mines as five mining complexes located in eastern Ohio and one mine located in Wyoming. These mining facilities include two preparation plants, both of which receive, wash, blend, process and ship coal produced from its active mines. The mines are a combination of area, contour, auger and highwall mining methods using truck/shovel and truck/loader equipment along with large production dozers. WMLP also owns and operates seven augers, moving them among its mining complexes, as necessary, and two highwall miner systems. In August 2015, we completed the Kemmerer Drop to WMLP. The Kemmerer Mine supplies approximately 2.7 million tons per year to the adjacent Naughton Power Station via conveyor belt under an agreement that expires in December 2021. Kemmerer also supplies approximately 1.7 million tons a year to various industrial customers, including Tata Chemicals North America Inc. and FMC Corporation, through long-term contracts extending to 2026. These industrial customers are supplied via both short haul rail and truck. Prices under supply agreements related to the Kemmerer Mine are based upon certain actual mine costs and certain inflation/commodity indices for items such as diesel fuel.
Currently, WMLP owns or leases most of the equipment utilized in its mining operations and employs preventive maintenance and rebuild programs to ensure that its equipment is well maintained. The mobile equipment utilized at its mining operations is replaced on an on-going basis with new, more efficient units based on equipment age and mechanical condition.
The following table provides information about the mines held by WMLP as of December 31, 2015. This table does not include any royalty properties as they are discussed below in the “Royalty Revenues” section:

Coal - WMLP	Cadiz	Tusca-rawas	Plainfield (4)	Belmont	New Lexington	Noble	Muhlen-berg(4)	Tusky (4)	Kemmerer (5)	Total
Owned by	Oxford Mining Company, LLC	Oxford Mining Company, LLC	Oxford Mining Company, LLC	Oxford Mining Company, LLC	Oxford Mining Company, LLC	Oxford Mining Company, LLC	Oxford Mining Company - Kentucky, LLC	Oxford Mining Company, LLC	Westmoreland Kemmerer, Inc.
Location	Harrison County, Ohio	Tuscara-was County, Ohio	Musking-um, Guernsey and Coshocton Counties, Ohio	Belmont County, Ohio	Perry, Athens and Morgan Counties, Ohio	Noble and Guernsey Counties, Ohio	Muhlen-berg and McLean Counties, Kentucky	Harrison and Tuscara-was Counties, Ohio	Lincoln County, WY
Coal reserves (thousands of tons) Proven	6,275	5,330	3,622	9,205	3,379	229	1,227	18,965	80,556	128,788
Probable	931	—	—	531	173	—	568	5,366	8,867	16,436
Total proven and probable reserves (thousands of tons)	7,206	5,330	3,622	9,736	3,552	229	1,795	24,331	89,423	145,224
Permitted reserves (thousands of tons)	5,466	1,946	282	1,327	1,022	—	1,227	16,720	30,906	58,896
2015 production (thousands of tons)	2,125	673	—	644	551	17	—	—	4,471	8,481
Estimated life of permitted reserves (1)	2018	2018	2017	2016	2017	2015	2020+	2025+	End 2024
Lessor	Private parties	Private parties	Private parties	Private parties	AEP, Private parties	Private parties	Private parties	Private parties	Private parties, Fed Gov.
Lease term	Varies	Varies	Varies	Varies	Varies	Varies	Varies	Varies	Varies
Current production capacity (thousands of tons)	2,580	600	—	660	600	—	—	—	7,000
Coal type	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Sub-bituminous
Major customers	American Electric Power Company, Inc.; and East Kentucky Power Cooperative	American Electric Power Company, Inc.; and East Kentucky Power Cooperative	American Electric Power Company, Inc.; and East Kentucky Power Cooperative	American Electric Power Company, Inc.; and East Kentucky Power Cooperative	American Electric Power Company, Inc.; and East Kentucky Power Cooperative	American Electric Power Company, Inc.; and East Kentucky Power Cooperative	N/A - See Note (4)	N/A - See Note (4)	PacifiCorp, various industrial customers
Delivery method	Barge, rail, truck	Truck	Truck	Barge, truck	Rail, truck	Barge, truck	N/A - See Note (4)	N/A - See Note (4)	Conveyor, rail, truck
Approx. heat content (BTU/lb.) (2)	11,431	11,760	11,711	11,779	11,551	11,286	11,424	12,900	9,919
Approx. sulfur content (%) (3)	2.7	3.9	4.4	4.4	4.5	5.3	3.5	2.1	0.78
Year current complex opened	2000	2003	1990	1999	1993	2006	2009	2003	1950
Total tons mined since inception (thousands of tons)	450,828	192,534	107,489	15,838	174,678	191,730	107,489	15,148	188,737
 ____________________

(1)	Approximate year in which permitted reserves would be exhausted, based on current mine plan and production rates.

(2)	Approximate heat content applies to the coal mined in 2015.

(3)	Approximate sulfur content applies to the tons mined in 2015.

(4)	Mining complex was inactive during 2015.

(5)	The Elkol Underground Mine opened in 1950 and the Sorenson Surface Operations opened in 1963. Tons mined since inception for the Kemmerer Mine are for tons mined from 1950 through 2015.

Royalty Revenues

Tusky Coal Reserves

WMLP began underground mining at the Tusky mining complex in late 2003 after leasing coal reserves from a third party in exchange for a royalty based on tons sold. In June 2005, WMLP sold the Tusky mining complex, and subleased the associated underground coal reserves to the purchaser in exchange for a royalty. There are seven years remaining on WMLP's lease for the underground coal reserves, and the related sublease. The sublessee has the option at any time after December 31, 2022 to elect to have WMLP assign its interest to the sublessee for defined and predetermined consideration. For the year ended December 31, 2015, WMLP did not recognize any royalty revenue on the sublease of the Tusky reserves.

Oil and Gas Reserves

In December 2014, June 2013 and April 2012, WMLP completed the sale of certain oil and gas rights on land in eastern Ohio for $0.2 million, $6.1 million and $6.3 million, respectively, plus future royalties. There were no oil and gas rights sales in 2015. For the fiscal year ended December 31, 2015, WMLP generated $0.9 million in royalty revenue from the receipt of these oil and gas royalties.

Limestone Revenues

At WMLP’s Daron and Strasburg mines, limestone is removed in order to access the underlying coal. WMLP sells this limestone to a third party that crushes the limestone before selling it to local governmental authorities, construction companies and individuals. The third party pays WMLP for this limestone based on a percentage of the revenue it receives from the limestone sales. For the year ended December 31, 2015, WMLP produced and sold 0.7 million tons of limestone, and its revenues included $2.9 million in limestone sales.

Competition
The markets in which WMLP sells its coal are highly competitive. It competes directly with other coal producers and indirectly with producers of other energy products that provide an alternative to coal. While WMLP does not compete with producers of metallurgical coal or lignite, it does have limited competition from producers of Powder River Basin coal (sub-bituminous coal) in its target market area for bituminous coal. WMLP competes on the basis of delivered price, coal quality and reliability of supply. Its principal direct competitors are other coal producers, including (listed alphabetically) Alliance Resource Partners, L.P., CONSOL, Foresight Energy, Hallador Energy Company, Peabody Energy Corp., Rhino Resource Partners, L.P. and various other smaller, independent producers.
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
Safety is a core value of Westmoreland Coal Company. We use a grass roots approach, encouraging and promoting employee involvement in safety and accept input from all employees; we feel employee involvement is a pillar of our safety excellence. Our Jewett mine won the Sentinels of Safety Award for 2014 which is the United State's most prestigious award given for recognition of mining safely due to the mine having no reportable incidents last year.
Safety performance in 2015 at our mines was as follows:

	2015
	Reportable Rate	Lost Time Rate
U.S. Operations (excluding WMLP mines)	2.76	0.72
WMLP Operations	1.05	0.35
Canadian Operations	3.99	0.64
U.S. National Average	1.82	1.28
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
Clean Air Act and Related Regulations. The U.S. Clean Air Act ("CAA"), and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emission control requirements relating to air pollutants, including particulate matter, which may include controlling fugitive dust. The Clean Air Act indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. It also affects us directly because ROVA is subject to significant regulation under the Clean Air Act. In recent years, Congress has considered legislation that would require increased reductions in emissions of sulfur dioxide, nitrogen oxide and mercury, as well as GHGs. The air emissions programs, regulatory initiatives and standards that may affect our operations, directly or indirectly, include, but are not limited to, the following:

•
Greenhouse Gas Emissions Standards. In August of 2015, EPA finalized standards for greenhouse gases for new and modified electric generating units (EGUs) referred to as “new source performance standards” or NSPS. The final NSPS for coal-fired EGUs is set at 1,400 pounds of CO2 / megawatt hour on an average annual basis which would, with few possible exceptions, require the installation of partial carbon capture and sequestration at new or modified coal-fired EGUs. Under the CAA, new source performance standards like the GHG NSPS have binding effect from the date of the proposal, which in this case was January 8, 2014. Therefore, any new coal-fired EGU must comply with this standard, which is likely to be major obstacle to the construction and development of any new coal-fired generation capacity. Existing coal-fired generation, however, is also now subject to GHG performance standards that the EPA asserts will reduce GHG emissions from the power sector by 32% from 2005 levels by 2030. At the same time the EPA issued the GHG NSPS, EPA finalized existing source standards for fossil-fuel fired power plants, which EPA refers to as the Clean Power Plan. The final Clean Power Plan imposes stringent standards on existing fossil-fuel fired EGUs that reflect EPA’s assessment of the “best system of emission reduction,” (BSER) including (1) average heat rate improvements of 6% for coal-fired power plants; (2) the re-dispatch of power based on an assumption that underutilized capacity at natural gas combined cycle facilities can be increased to an average of 75% of net summer capacity; and (3) the substitution of coal generation with renewable energy. These existing source standards are implemented by the states, which must meet individual GHG emission “goals” beginning in 2022 with phased reductions through 2030. Each state can choose either a rate-based or a mass-based goal that reflects the mix of natural gas and coal-fired generation in the state. The final goals have a greater impact on states with substantial coal-fired generation; Wyoming and North Dakota, for example, are faced with greater than 40% emission reductions from a 2012 baseline. The states have until September of 2016 to submit plans to EPA to implement and enforce the state-specific BSER, although two-year extensions be requested by states in an initial submittal. States and industry groups challenged the rule in the U.S. Court of Appeals for the D.C. Circuit and requested a stay pending judicial review. Although the D.C. Circuit denied the stay request, in February of 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan pending judicial review of the rule, including potential review by the Supreme Court. The D.C. Circuit is reviewing the rule under an expedited briefing schedule, with oral arguments to be held in June of 2016. A number of states, including Montana and Utah, have ceased development of implementation plans, while others, including Colorado, are continuing to work on plan development. If upheld by the courts, these rules have the potential to adversely affect our revenues and profitability, although it is difficult at this stage to determine the timing and extent of any such effects, or to determine the requirements of state plans resulting from these proposals that may ultimately be promulgated and require implementation. In June 2014, the U.S. Supreme Court in UARG v. EPA struck down the EPA’s GHG permitting rules to the extent they imposed on sources a requirement to obtain an air emissions permit and comply with emissions limits solely as a result of GHG emissions. The Court upheld the EPA’s authority to impose the Best Available Control Technology (“BACT”) on large industrial sources such as power plants that are otherwise required to obtain an air emissions permit under the Prevention of Significant Deterioration program or the Title V program of the Clean Air Act. In April 2015, the U.S. Court of Appeals for the D.C. Circuit rejected motions filed by industry groups and certain states arguing that GHG permitting rules should be vacated in their entirety while EPA undertakes a new rulemaking determining how to address the Supreme Court’s ruling. Therefore the regulatory provisions addressing GHG emissions from large industrial sources, such as fossil-fuel fired EGUs, remain in place. EPA has not yet initiated a rulemaking to address the Supreme Court’s decision.

•
Mercury Air Standards. In February 2012, the EPA published national emission standards under Section 112 of the CAA setting limits on hazardous air pollutant emissions from coal- and oil-fired EGUs, often referred to as the “Mercury Air Toxics Standards,” or “MATS Rule.” While the MATS Rule will generally require all coal- and oil-

fired EGUs to reduce their hazardous air pollutant emissions, it is particularly problematic for any new coal-fired sources. The EPA agreed to reconsider the new source standards in response to requests by industry and published new source standards in April 2013. In June 2013, the EPA reopened for 60 days the public comment period on certain startup and shutdown provisions included in the November 2012 proposal.. In June of 2015, the U.S. Supreme Court reversed the U.S. Court of Appeals for the D.C. Circuit and held that EPA had failed to properly consider costs when assessing whether to regulate fossil fuel-fired EGUs under the hazardous air pollutant provisions of the Clean Air Act, referring to the agency’s own estimate that the rule would cost power plants nearly $10 billion a year. The D.C. Circuit remanded the rule to EPA to conduct a cost assessment but without vacatur, allowing the rule to remain in effect while EPA conducts the rulemaking. On December 1, 2015, EPA published a proposed supplemental finding that regulation of EGUs is still “appropriate and necessary” in light of the costs to regulate hazardous air pollutant emissions from the source category. EPA indicated that it expects to issue a final finding by April 15, 2016.

•
National Ambient Air Quality Standards (“NAAQS”) for Criteria Pollutants. The CAA requires the EPA to set standards, referred to as NAAQS, for six common air pollutants, including nitrogen oxide and sulfur dioxide. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. Meeting these limits may require reductions of nitrogen oxide and sulfur dioxide emissions. Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change. On June 22, 2010, the EPA published a final rule that tightens the NAAQS for sulfur dioxide. On February 17, 2012, the EPA published final NAAQS for nitrogen dioxide. On January 15, 2013, the EPA published final NAAQS for particulate matter; the EPA lowered the annual standard for particles less than 2.5 micrometers in diameter but maintained the NAAQS for particles less than 10 micrometers in diameter. EPA finalized designations for the sulfur dioxide NAAQS in 2013 for a handful of counties and delayed designations for the remainder of the country. EPA has proposed guidance that would allow states to use both monitoring and modeling for the remaining designations, but has not finalized the guidance or set any deadlines for state recommendations. EPA finalized nonattainment designations for nitrogen dioxide in January 2012. We do not know whether or to what extent these developments might affect our operations or our customers’ businesses. In 2008, the EPA finalized the current 8-hour ozone standard. In October 2015, the EPA issued a final rule lowering the ozone standard further. While it is likely that these and any future developments resulting in stricter NAAQS will to some degree adversely affect us, it is difficult at this stage to determine the timing and extent of such effects.

•
Clean Air Interstate Rule and Cross-State Air Pollution Rule (“CAIR”) and Cross-State Air Pollution Rule (“CSAPR”). The CAIR calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In 2008, the U.S. Court of Appeals for the District of Columbia Circuit found that the CAIR was fatally flawed, but ultimately agreed to allow it to remain in place pending the EPA’s development of a replacement rule because of concerns about potential disruptions. In June 2011, the EPA finalized the CSAPR as a replacement rule to the CAIR, which requires 28 states in the Midwest and eastern seaboard of the United States to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxide and sulfur dioxide emissions reductions would commence in 2012 with further reduction effective in 2014. On December 15, 2011, the EPA finalized a supplemental rule making to require Iowa, Michigan, Missouri, Oklahoma and Wisconsin to make summertime reductions to nitrogen oxide emissions under the CSAPR ozone-season control program. However, on December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of CSAPR pending resolution of judicial challenges to the rules and ordered the EPA to continue enforcing the CAIR until the pending legal challenges have been resolved. In August 2012, the U.S. Court of Appeals vacated the CSAPR in a 2-to-1 decision and left the CAIR standards in place. In April 2014, the U.S. Supreme Court reversed the D.C. Circuit decision that vacated the CSAPR and remanded the cases for further proceedings consistent with the Court’s opinion, which acknowledged the possibility that under certain circumstances some states may have a basis to bring a particularized, as-applied challenge to the rule. The EPA filed a motion with the D.C. Circuit to lift its stay of the CSAPR and to toll for three years all deadlines that had not already passed as of the date the stay was granted. The D.C. Circuit granted the EPA’s motion in October 2014, and scheduled oral argument on the remaining challenge to the CSAPR for March 2015. In November, 2014 the EPA issued a ministerial rule aligning the CSAPR implementation dates with the Court’s order, with phase 1 reductions beginning in January 2015, and more stringent phase 2 reductions in January 2017. In July 2015, the D.C. Circuit remanded to EPA portions of the 2014 sulfur dioxide and ozone budgets on grounds the reductions were greater than necessary to reduce impacts on downwind states, but did not vacate any portion of the rule. The EPA has indicated that it will address these issues in future rulemakings, but that phase 1 reductions will begin in January 2015, with more stringent phase 2 reductions in January 2017 as necessary.

•
Other Programs. A number of other air-related programs may affect the demand for coal and, in some instances, coal mining directly. For example, the EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks. The EPA’s new source review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly change emissions, to install the more stringent air emissions control equipment required of new plants, and concerns about potential failures to comply have resulted in a number of high-profile enforcement actions and settlements over the years resulting in some instances in settlements under which operators install expensive new emissions control equipment. The Acid Rain program under Title IV of the CAA continues to impose limits on overall sulphur dioxide and nitrogen oxide emissions from regulated EGUs. In June 2013, President Obama issued a Climate Action Plan, which included a focus on methane reductions from coal mines. In January 2015, the Administration issued its methane strategy, but it did not include requirements for coal mines. In 2014 the D.C. Circuit upheld EPA’s 2013 decision, based on resource constraints, not to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the CAA and establish related emission standards.

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

Clean Water Act. The Clean Water Act ("CWA") and corresponding state and local laws and regulations affect coal mining and power generation operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the U.S. The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. In May 2015, the EPA and the U.S. Army Corps of Engineers jointly issued a final rule to clarify which waters and wetlands are subject to regulation under the CWA. The implementation of this rule was stayed nationwide in October 2015. Recent court decisions, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements that could either increase or decrease the cost and time spent on CWA compliance.
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
The EPA determined that coal combustion residuals (“CCR”) do not warrant regulation as hazardous wastes under RCRA in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes. The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill. EPA Administrator Gina McCarthy signed the final rule relating to the disposal of CCR from electric utilities on December 19, 2014 and submitted it to the Federal Register for publication. The final rule regulates CCR as solid waste under RCRA. The final rule establishes national minimum criteria for existing and new CCR landfills, surface impoundments and lateral expansions. The criteria include location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care and recordkeeping, notification and internet posting requirements. The rule is largely silent on the reuse of coal ash. These changes in the management of CCR could increase both our and our customers’ operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, could lead to citizen suit enforcement against our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.
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
 Climate Change Legislation and Regulations. Numerous proposals for federal and state legislation have been made relating to GHG emissions (including carbon dioxide) and such legislation could result in the creation of substantial additional costs in the form of taxes or required acquisition or trading of emission allowances. Many of the federal and state climate change legislative proposals use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap would become more stringent with the passage of time. The proposals establish mechanisms for GHG sources such as power plants to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions for their own operations. Some states, including California, and regional groups including a number of states in the northeastern and mid-Atlantic regions of the US that are participants in a program known as the Regional Greenhouse Gas Initiative (often referred to as “RGGI”), which is limited to fossil-fuel-burning power plants, have enacted and are currently operating programs that, in varying ways and degrees, regulate GHGs.
In addition, the EPA, acting under existing provisions of the Clean Air Act, has begun regulating emissions of GHG, including the enactment of GHG-related reporting and permitting rules as described above. In June of 2014, the U.S. Supreme Court overturned EPA’s GHG permitting rules to the extent they required permits based solely on emissions of GHG. Large sources of air pollutants could still be required to install GHG emission reduction technology. Underground coal mines remain subject to EPA’s GHG Reporting Program, which required mines to submit annual GHG emission estimates to EPA, but that program has not been extended to surface coal mines.
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
Bonding Requirements. Federal and state laws require mine operators to assure, usually through the use of surety bonds, payment of certain long-term obligations, including the costs of mine closure and the costs of reclaiming the mined land. The costs of these bonds have fluctuated in recent years, and the market terms of surety bonds have generally become more favorable to us. Surety providers are requiring smaller percentages of collateral to secure a bond, which will require us to provide less cash to collateralize bonds to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by an increase in the number of companies willing to issue surety bonds. As of December 31, 2015, we had posted an aggregate of $487.3 million in surety bonds for reclamation purposes, with approximately $102.9 million of cash collateral.
Regulation applicable to ROVA. With respect to our Power segment, ROVA is among the newer and cleaner coal-fired power plants in the United States. Under Title IV of the Clean Air Act, ROVA is exempt from, but may opt-in to receive allocations of sulfur dioxide emission allowances. The plants are among the lowest coal-fired emitters of mercury in the country. Emissions tests performed in 2015 have been submitted to the EPA and have demonstrated that both ROVA units 1 and 2 are compliant with the MATS Rule which must be demonstrated every year. Currently, ROVA is a consumer of sulfur dioxide allowances and nitrogen oxide allowances, and we expect an increase in costs associated with nitrogen oxide allowances at ROVA. With regard to coal ash regulations, ROVA landfills its combustion waste. The landfills are lined and we believe they meet North Carolina Department of Solid Waste regulations. However, on December 19, 2014, the EPA Administrator executed a final rule relating to the disposal of CCR for electric utilities. The rule regulates CCR as a solid waste under RCRA and establishes national minimum criteria for existing and new CCR landfills, surface impoundments and lateral expansions. The criteria include location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care and recordkeeping, notification and internet posting requirements. At this time we are unable to predict the impact that any new regulations might have on our operations.
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
Power Segment
General
We own two coal-fired power-generating units in Weldon, North Carolina with a total capacity of approximately 230 megawatts, which we refer to collectively as ROVA. We built ROVA, which commenced operations in 1994, as a Public Utility Regulatory Policies Act co-generation facility to supply Dominion North Carolina Power (“DNCP”). ROVA is held by our wholly-owned subsidiary Westmoreland Partners. All of the tangible and intangible assets of Westmoreland Partners are encumbered by liens securing our 8.75% Notes and WCC Term Loan Facility.
Coal Supply
ROVA purchases coal under short-term contracts from coal suppliers with identified reserves located in Central Appalachia, and supplies the power it produces to DNCP.
Customer
ROVA supplies a portion of the power it produces to DNCP and generates revenues from such sales, as well as through the settlement of related power hedging arrangements. In 2015, the sale of power by ROVA to DNCP accounted for approximately 6% of our consolidated revenues. The Power Segment is impacted by seasonality due to the impact of weather on customer demand and scheduled maintenance outages typically performed in the spring and fall, as well as the hedging agreement described below.
Westmoreland Partners is party to a consolidated power purchase and operating agreement (the “Consolidated Agreement”) with Virginia Electric Power Company that is scheduled to terminate in March 2019. The Consolidated Agreement provides for the sale to DNCP and its affiliates of all of ROVA’s net electrical output and dependable capacity. The Consolidated Agreement permits Westmoreland Partners to mitigate its cash losses through the sale to DNCP of substitute power not produced by ROVA during periods when it is uneconomical to operate the ROVA units. Under the Consolidated Agreement, we forego dispatching the ROVA units in low demand periods and maintain them in idle status. During such low demand periods, we meet DNCP’s power needs with fixed-price purchased power when doing so is more economically attractive than our physically operating the ROVA plants to generate power. Alternatively, we operate the ROVA plants, sell our produced power to DNCP and resell the fixed-price purchased power in the open market. When we operate the ROVA plants and resell our fixed-price purchased power into the open market, any such resales are made at prevailing market rates. In the event that the prevailing market price for power falls below the level of our hedged position during periods when we are reselling the fixed-price purchased power in the open market, those resales result in losses to us. The fixed-price purchased power contracts cover the period from April 2014 to March 2019 and contracted power prices range from $41.05 to $55.20 megawatts per hour, with a weighted average contract price of $43.93 over the remaining contract lives. For the year ended December 31, 2015, we incurred losses related to these hedging arrangements of $5.6 million. Based on current market pricing trends, we expect to experience losses from time to time under these hedging arrangements when the market price for power is not commensurate with our hedged position. Further, we are required to post collateral to cover certain projected long-term losses under these hedging arrangements based on the market price for power. The amount of such collateral may be significant and may negatively impact our liquidity. See “Risk Factors - Risks Relating to our Business and Operations - Our hedging arrangement related to our ROVA facility may result in losses if the market price for power drops below the level of our hedged position and, under certain circumstances, requires us to post additional collateral.”
During the fourth quarter of 2015 we evaluated our ROVA asset group for impairment primarily as a result of an impairment indicator related to the continued decline in forecasted electricity prices. We believe the depressed power prices will persist in the future. The asset group is comprised of property, plant, and equipment and related capital spares used to generate electricity. Our evaluation concluded that the long-lived assets at ROVA were impaired, and the carrying value of those assets was written down to zero as a result of an impairment charge of $133.1 million, with the charge included in the Loss on Impairment line item on the Consolidated Statement of Operations for the year ended December 31, 2015.
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
Corporate Segment
Our Corporate Segment includes primarily corporate administrative expenses and also includes business development expenses. In addition, the Corporate Segment contains our captive insurance company, WRM, through which we have elected to retain some of our operating risks. WRM provides our primary layer of property and casualty insurance in the United States. By using this insurance subsidiary, we have reduced the cost of our property and casualty insurance premiums and retained some economic benefits due to our excellent loss record. We reduce our major exposure by insuring for losses in excess of our retained limits with a number of third-party insurance companies.
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
Environmental regulations that are becoming increasingly stringent, as well as increased pressure from environmental activists, may reduce demand for our products. For example, a consortium of environmental activists is actively pushing to shut down one-third of the US coal plants by 2020. They are taking particular interest in Colstrip Units 1 and 2 and are actively lobbying the EPA to require cost-prohibitive pollution control equipment. In litigation filed in 2012, the activists stated that the EPA’s Best Available Retrofit Technology (“BART”) analysis for regional haze provides support for a determination that additional controls are necessary to achieve BART in the State of Montana. In June of 2015, the U.S. Court of Appeals for the Ninth Circuit found that EPA had failed to adequately explain its decision to require less stringent emission control technology for nitrogen oxides at Colstrip, and vacated the BART analysis and remanded it to the EPA for further proceedings. The EPA has not yet taken any action on a new regional haze plan. In 2013, environmental groups also filed a citizen suit complaint in Montana district court asserting that the owners and operators of Colstrip are in violation of Clean Air Act requirements. Trial in the case has been reset for May 2016. If environmental groups are successful, Colstrip would be required to undergo new permitting and comply with more stringent emission limits applicable to a number of pollutants. If additional emissions controls and upgrades are required at Colstrip Units 1 and 2, it is possible the owners could elect to shut down the units in lieu of making the large capital expenditures required to comply. If such a decision were made, we could lose coal sales of approximately 3.0 million tons per year. The loss of the sale of this tonnage at our Colstrip Mine could have a material adverse effect on the mine’s revenues and profitability.
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
In May 2015, the EPA and the U.S. Army Corps of Engineers issued a final rule to clarify which waters and wetlands are subject to regulation under the CWA. The implementation of this rule was stayed nationwide in October 2015. A change in CWA jurisdiction and permitting requirements could increase or decrease our permitting and compliance costs.
The EPA has executed a final rule relating to the disposal of CCR from electric utilities. The changes to the management of CCR could increase our and our customers’ operating costs and reduce sales of coal.
We are also affected by Canadian GHG emissions regulations. On September 12, 2012, the federal government of Canada released final regulations for reducing GHG emissions from coal-fired electricity generation: “Reduction of Carbon Dioxide Emissions from Coal-Fired Generation of Electricity” (the “Canadian CO2 Regulations”). The Canadian CO2 Regulations required certain Canadian coal-fired electricity generating plants, effective July 1, 2015, to achieve an average annual emissions intensity performance standard of 463 tons of CO2 per gigawatt hour. The impact of the Canadian CO2 Regulations on existing plants will vary by province and specific location. The Prairie Operation’s long-term sales could be reduced unless certain existing plants that it supplies or new plants built to replace such existing plants are equipped with carbon capture and sequestration or other technology that achieves the prescribed performance standard, the impact of the Canadian CO2 Regulations is altered by equivalency agreements, or the Canadian CO2 Regulations are changed to lower the performance standard.
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
We have a substantial amount of indebtedness. At December 31, 2015, we had a total outstanding indebtedness of approximately $1,046 million, including (i) $350 million in principal amount of 8.75% Notes, (ii) $327.2 million in principal amount under the WCC Term Loan Facility, (iii) $299.2 million WMLP Term Loan and (iv) $19.8 million of supported letters of credit under the WCC Revolving Credit Facility, respectively, leaving $28.2 million of undrawn availability thereunder. Our substantial amount of indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to adverse economic, industry or competitive developments;

•
result in an event of default if we fail to satisfy our obligations with respect to the 8.75% Notes, the WCC Term Loan Facility, the WCC Revolving Credit Facility or other debt or fail to comply with the financial and other restrictive covenants contained in the 8.75% Notes, the WCC Term Loan Facility, the WCC Revolving Credit Facility Agreement or agreements governing our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt or otherwise recover that debt from us;

•
require a substantial portion of cash flow from operations to be dedicated to the payment of principal, premium, if any, and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to the 8.75% Notes, the WCC Term Loan Facility and the WCC Revolving Credit Facility;

•	increase our cost of borrowing;

•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limit our ability to service our indebtedness, including the 8.75% Notes, the WCC Term Loan Facility and the WCC Revolving Credit Facility;

•	limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•
limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

•
prevent us from raising the funds necessary to repurchase all 8.75% Notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute a default under the 8.75% Notes.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to satisfy our obligations under the 8.75% Notes, the WCC Term Loan Facility and the WCC Revolving Credit Facility.
In conjunction with our acquisition of the GP, WMLP entered into the WMLP Financing Agreement to refinance WMLP’s indebtedness. The WMLP Financing Agreement provides for up to $295 million of first priority secured term loans, with $175 million currently funded and maturing in December 2018. WMLP used its delayed draw availability of $120 million under the WMLP Financing Agreement to fund the Kemmerer Drop that took place on August 1, 2015. Additionally, there is an accordion feature that takes effect when the delayed draw term loan feature expires which makes a further $150 million available for use to fund acquisitions during the remaining three years until the maturity of the WMLP Loan. Although the WMLP Loan will be consolidated in our financial statements due to our ownership of the GP and controlling interest in WMLP, neither Westmoreland nor any of its restricted subsidiaries will be obligors under the WMLP Financing Agreement and the WMLP Loan will be non-recourse to Westmoreland and its wholly owned subsidiaries.
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
Our ability to fund our operations and to make scheduled payments on our indebtedness will depend on our ability to generate cash in the future. Our historical financial results have been, and we expect our future financial results to be, subject to substantial fluctuations, and will depend upon general economic conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on the 8.75% Notes, the WCC Term Loan Facility or our other indebtedness.
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
If we cannot make scheduled payments on our debt or are not in compliance with our covenants and are not able to amend those covenants, we will be in default and holders of the 8.75% Notes and the lenders under the WCC Term Loan Facility and the WCC Revolving Credit Facility could declare all outstanding principal and interest to be due and payable, the lenders under the WCC Revolving Credit Facility could terminate their commitments to loan money to us, the holders of the 8.75% Notes and the lenders under the WCC Term Loan Facility and the WCC Revolving Credit Facility could foreclose on the assets securing our debt to them and we could be forced into bankruptcy or liquidation. If we are not able to generate sufficient cash flow from operations, we may need to seek an amendment to the 8.75% Notes, the WCC Term Loan Facility or the WCC Revolving Credit Facility to prevent us from potentially being in breach of our covenants. Such amendments, waivers or other modifications to our debt instruments may be expensive to obtain or potentially unavailable. If we are unable to obtain such an amendment, waiver or other modification, and our lenders accelerate our debt, we could attempt to refinance the debt or repay the debt by selling assets and applying the proceeds from such sales to the debt. Sales of assets undertaken in response to such immediate needs may be prohibited under our lending arrangements without the consent of our lenders, may be made at potentially unfavorable prices, or asset sales may not be sufficient to refinance or repay the debt, and we may be unable to complete such transactions in a timely manner, on favorable terms, or at all.
As a mine mouth operator, we provide coal to a small group of customers. This dependence could adversely affect our revenues if such customers reduce or suspend their coal purchases or if they become unable to pay for our coal.
In 2015, our Coal - U.S. Segment derived approximately 75% of its total revenues from coal sales to five power plants: Colstrip Units 3&4 (26%); Limestone Generating Station (16%); American Electric Power Company, Inc. (13%), Colstrip Units 1&2 (11%); and Pacificorp Energy, Inc. (9%). Our Coal - Canada Segment derived approximately 80% of its total revenues from coal sales to two customers and one country: SaskPower (42%), the country of Japan (22%) and ATCO Power (17%). WMLP derived approximately 58% of its total coal revenues from sales to two customers: American Electric Power Company, Inc. (42%) and Pacificorp Energy, Inc. (16%). A portion of these sales were facilitated by coal brokers. Interruption in the purchases of coal by our principal customers could significantly affect our revenues.
Unscheduled maintenance outages or other outages at our customers’ power plants, unseasonably moderate weather, higher-than-anticipated hydro seasons or increases in the production of alternative clean-energy generation such as wind power, or decreases in the price of competing fossil fuels such as natural gas, could cause our customers to reduce their purchases. Ten of our 12 mines are dedicated to supplying customers located adjacent to or near the mines, and these mines may have difficulty identifying alternative purchasers of their coal if their existing customers suspend or terminate their purchases.

Additionally, certain of our long-term contracts are set to expire in the next several years. Our contracts with the Sherburne County Station are three-year rolling contracts, with one-third of the tonnage expiring on an annual basis. We have no tons under contract at this station after 2016. Our contract with Coyote Station, located adjacent to our Beulah mine and averaging approximately 2.5 million tons of coal sold per year, expires in May 2016 and is not expected to be renewed. Our contract with Colstrip Units 3 & 4 expires in December 2019. Should we be unable to successfully renew any or all of these expiring contracts, the reduction in the sale of our coal would adversely affect our operating results and liquidity and could result in significant impairments to the affected mine should the mine be unable to execute a new long-term coal supply agreement. The long term agreements we acquired or subsequently negotiated in connection with the Canadian Acquisition have long-remaining terms. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during the duration of specified events beyond the control of the affected party. Such agreements may also prohibit us from passing certain increased costs resulting from changes in regulations to our customers. Additionally, many of our coal supply agreements contain provisions allowing customers to suspend acceptance of coal shipments if coal delivered does not meet certain quality thresholds.
Similarly, interruption in the purchase of power by DNCP could also negatively affect our revenues. During the year ended December 31, 2015, the sale of power by ROVA to DNCP accounted for approximately 6% of our consolidated revenues. Although ROVA supplies power to DNCP under long-term power purchase agreements, if DNCP is unable or unwilling to pay for the power produced by ROVA in a timely manner, it could have a material adverse effect on our results of operations, financial condition, and liquidity.
WMLP also sells a material portion of its coal under supply contracts. For the year ended December 31, 2015, approximately 87% of WMLP's coal production was sold under long-term supply contracts. When WMLP’s current contracts with customers expire, its customers may decide not to extend existing contracts or enter into new contracts. In 2015, 1.7 million tons are to be priced based on market indices, and from 2016 to 2018, 2.4 million tons are dependent upon reaching agreement during reopener periods.
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
Our hedging arrangement related to our ROVA facility may continue to result in losses when the market price for power drops below the level of our hedged position and, under certain circumstances, requires us to post additional collateral.
The Consolidated Agreement with respect to our ROVA facility provides for the sale to DNCP and its affiliates of all of ROVA’s net electrical output and dependable capacity. The Consolidated Agreement permits Westmoreland Partners to mitigate its cash losses through the sale to DNCP of fixed-price purchased power, during periods when it is uneconomical to operate the ROVA units. Under the Consolidated Agreement, we forego dispatching the ROVA units in low demand periods and maintain them in idle status. During such low demand periods, we meet DNCP’s power needs with fixed-price purchased power when doing so is more economically attractive than our physically operating the ROVA plants to generate power. Alternatively, we operate the ROVA plants, sell our produced power to DNCP and resell the fixed-price purchased power in the open market. When we operate the ROVA plants and resell our fixed-price purchased power into the open market, any such resales are made at prevailing market rates. In the event that the prevailing market price for power falls below the level of our hedged position during periods when we are reselling the fixed-price purchased power in the open market, those resales result in losses to us. During 2015, we incurred losses related to these hedging arrangements of $5.6 million. Based on current market pricing trends, we expect to experience losses from time to time under these hedging arrangements when the market price for power is not commensurate with our hedged position.
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
In addition, WMLP sells some of its coal to brokers who may resell its coal to end users, including utilities. These coal brokers may have only limited assets, making them less creditworthy than the end users. Under some of these arrangements, WMLP has contractual privity only with the brokers and may not be able to pursue claims against the end users. The bankruptcy or financial deterioration of any of WMLP’s customers, whether an end user or a broker, could negatively affect WMLP's ability to have sufficient cash to pay distributions and, in turn, would negatively affect our cash flow.
Volatility in the equity markets or interest rate fluctuations could substantially increase our pension funding requirements and negatively impact our financial position.
At December 31, 2015, the projected benefit obligation under our defined benefit pension plans was $181.4 million and the fair value of plan assets was $141.1 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost and increase our future funding requirements. During the fiscal year ended 2015, we made $3.7 million in contributions to these pension plans and accrued $0.2 million in expenses related thereto. The current economic environment increases the risk that we may be required to make even larger contributions in the future.
If our assumptions regarding our future expenses related to employee benefit plans are incorrect, then expenditures for these benefits could be materially higher than we have assumed. In addition, we may have exposure under those plans that extend beyond what our obligations would be with respect to our own employees.
We provide various postretirement medical benefits and workers’ compensation benefits to current and former employees and their dependents. We calculate the total accumulated benefit obligations according to guidance provided by U.S. Generally Accepted Accounting Principles ("GAAP"). We estimate the present value of our postretirement medical, black lung and workers’ compensation benefit obligations to be $299.4 million, $17.8 million and $5.7 million, respectively, at December 31, 2015. In respect of our Canadian Operations we have an obligation to provide postretirement health coverage for eligible current union employees, as described in greater detail below. We have estimated these unfunded obligations based on actuarial assumptions and if our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially different.
Moreover, regulatory changes could increase our obligations to provide these or additional benefits. We participate in defined benefit multi-employer funds that were established in connection with the Coal Act, which provides for the funding of health and death benefits for certain UMWA retirees. Our contributions to these funds totaled $1.8 million and $2.0 million for the years ended December 31, 2015 and 2014, respectively. Our contributions to these funds could increase as a result of a shrinking contribution base as a result of the insolvency of other coal companies that currently contribute to these funds, lower than expected returns on fund assets or other funding deficiencies.
We could also have obligations under the Tax Relief and Health Care Act of 2006, (“2006 Act”). The 2006 Act authorized up to a maximum of $490 million in federal contributions to pay for certain benefits, including the healthcare costs under certain funds created by the Coal Act for “orphans,” i.e. retirees from companies that subsequently ceased operations, and their dependents. However, if Congress were to amend or repeal the 2006 Act or if the $490 million authorization were insufficient to pay for these healthcare costs, we, along with other contributing employers and certain affiliates, would be responsible for the excess costs.
We also contribute to a multi-employer defined benefit pension plan, the Central Pension Fund of the Operating Engineers, ("Central Pension Fund") on behalf of employee groups at our Colstrip, Absaloka and Savage mines that are represented by the International Union of Operating Engineers. The Central Pension Fund is subject to certain funding rules contained in the Pension Protection Act of 2006 (“PPA”). Under the PPA, if the Central Pension Plan fails to meet certain minimum funding requirements, it would be required to adopt a funding improvement plan or rehabilitation plan. If the Central Pension Fund adopted a funding improvement plan or rehabilitation plan, we could be required to contribute additional amounts to the fund. As of January 31, 2015, its last completed fiscal year, the Central Pension Fund reported that it was underfunded. If we were to partially or completely withdraw from the fund at a time when the Central Pension Fund were underfunded, we would be liable for a proportionate share of the fund’s unfunded vested benefits, and this liability could have a material adverse effect on our financial position.
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
We estimate that our gross reclamation and mine-closing liabilities, which are based upon projected mine lives, current mine plans, permit requirements and our experience, were $419.8 million (on a present value basis) at December 31, 2015. Of these December 31, 2015 liabilities, our customers have assumed $94.9 million by contract. In addition, we held final reclamation deposits, received from customers, of approximately $77.4 million at December 31, 2015 to provide for these obligations. We estimate that our obligation for final reclamation that was not the contractual responsibility of others or covered by offsetting reclamation deposits was $247.5 million at December 31, 2015. We must recover this $247.5 million from revenues generated by coal sales.
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
With the exception of the Buckingham mine and the San Juan mine, our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production, and increase the cost of mining at particular mines for varying lengths of time. These conditions or events include: unplanned equipment failures; geological, hydrological or other conditions such as variations in the quality of the coal produced from a particular seam; variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; weather conditions; and competition and/or conflicts with natural gas and other resource extraction activities and production within our operating areas. For example, we have endured poor rail performance at the Absaloka mine and Coal Valley mine, a major blizzard at the Beulah mine, a trestle fire at the Beulah mine, an unanticipated replacement of boom suspension cables on one of our draglines, all of which interrupted deliveries. Major disruptions in operations at any of our mines over a lengthy period could adversely affect the profitability of our mines.
In addition, unplanned outages of draglines and extensions of scheduled outages due to mechanical failures or other problems occur from time-to-time and are an inherent risk of our coal mining business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer tons of coal. As of December 31, 2015, seven of our 31 owned or operated draglines were not in use due to either equipment servicing or because the dragline was scheduled to be down based on the operational needs of our mines. When properly maintained, a dragline can operate for 40 years or longer. As of December 31, 2015, the average age of Westmoreland’s dragline fleet was 35 years. As our draglines, shovels and other major equipment age, we may experience unscheduled maintenance outages or increased maintenance costs, which would adversely affect our operating results.
Unplanned outages and extensions of scheduled outages due to mechanical failures or other problems occur from time to time at our power plant customers and are an inherent risk of our business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer tons of coal. For example, the Conesville power plant, which is the largest customer of our Buckingham mine, experienced an unexpected shutdown in the first and second quarters of 2015. The plant was brought back into operation in the third quarter of 2015, but was subsequently taken back out of production to address vibration issues caused by a malfunctioning fan in one of the units. The Conesville plant ran at half its capacity until the necessary repairs were completed in early December 2015. We maintain business interruption insurance coverage at some of our mines to lessen the impact of events such as this. However, business interruption insurance may not always provide adequate compensation for lost coal sales, and significant unanticipated outages at our power plant customers which result in lost coal sales could result in significant adverse effects on our operating results. Additionally, our Beulah mine filed an intercompany business interruption claim with WRI, our captive insurance subsidiary, in the second quarter of 2015, which resulted in an increase in operating expenses in our Corporate Segment.
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
Our Absaloka mine benefited from Indian Coal Production Tax Credits. Our inability to execute a new agreement with a new partner will adversely affect the financial condition of the operation.
The ICTC, which our Absaloka mine historically benefited from, expired on December 31, 2014, and was renewed on December 18, 2015, expiring on December 31, 2016. We are seeking a new partner, but our results of operations will continue to be negatively affected during the interim period in which we do not have a partner to capitalize on the currently enacted ICTC. From 2009 through 2013, we experienced a yearly average of $3.1 million of income and $6.1 million of cash receipts from Absaloka’s participation in ICTC transactions.
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
Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, on the one hand, and WMLP and its limited partners, on the other hand. The directors and officers of the GP have fiduciary duties to manage WMLP in a manner beneficial to us, as the sole member of the GP. At the same time, the GP has fiduciary duties to manage the limited partnership in a manner beneficial to WMLP and its limited partners. The board of directors of the GP, and in certain cases the conflicts committee of the board, will resolve any such conflict and has broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest. For example, conflicts of interest with WMLP may arise in the following situations:

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and WMLP, on the other hand;

•	the determination of the amount of cash to be distributed to WMLP’s limited partners and the amount of cash to be reserved for the future conduct of WMLP’s business; and

•	the determination whether to make borrowings under the WMLP Revolving Credit Facility to pay distributions to its limited partners.
In addition, subject to certain conditions, the 8.75% Notes, the WCC Term Loan Facility and the WCC Revolving Credit Facility permit us to transfer certain assets, including in certain instances equity interests we hold in other entities, to WMLP and its subsidiaries. Provided that we comply with the applicable conditions, we may transfer a significant portion of our assets to WMLP and its subsidiaries, which will not be restricted subsidiaries or guarantors under the 8.75% Notes, WCC Term Loan Facility or borrowers under the WCC Revolving Credit Facility.
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
Certain segments of our current business, principally our Absaloka Mine and our Coal Valley Mine rely on rail transportation for the delivery of coal product to customers and ports. Our ability to deliver our product in a timely manner could be adversely affected by the lack of adequate availability of rail capacity, whether because of work stoppages, union work rules, track conditions or otherwise. In 2011, flooding conditions disrupted rail service to the Absaloka Mine, resulting in lost revenue. Rail or shipping transportation costs represent a significant portion of the total cost of coal for our customers, and the cost of transportation is a key factor in a customer’s purchasing decision. In addition, the Coal Valley Mine exports the majority of its production to the global seaborne market through a port facility in western Canada.
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
Our ability to acquire new permits and licenses in certain Canadian provinces may be affected by aboriginal rights.
Canadian courts have recognized that aboriginal peoples may have rights with respect to land used or occupied by their ancestors in the absence of treaties to address those rights. These aboriginal rights may vary from limited rights of use for traditional purposes to rights of title and will depend upon, among other things, the nature and extent of prior aboriginal use and occupation. Aboriginal peoples may also have rights under applicable treaties for harvesting and ceremonial purposes on Crown lands or lands to which they have rights of access. The provincial governments of Alberta and Saskatchewan, as well as the Canadian government, are required to consult with aboriginal peoples with respect to the granting of and the issuance or amendment of project authorizations, including approvals, permits and licenses. These requirements may affect the ability of our Canadian Operations to acquire new or amended operating approvals in these jurisdictions within a reasonable time frame, and may affect our development schedule and costs.
Union represented labor creates an increased risk of work stoppages and higher labor costs.
As of December 31, 2015, approximately 39% of our total U.S. workforce is represented by two labor unions, the International Union of Operating Engineers and the UMWA. Our unionized workforce is spread out amongst the majority of our surface mines. As a majority of our workforce is unionized, there may be an increased risk of strikes and other labor disputes, and our ability to alter labor costs is subject to collective bargaining. The collective bargaining agreement relating to the represented workforce at the Absaloka Mine expired on May 31, 2015 and was renegotiated through May 31, 2021. In 2012, we were successful in entering into agreements with our workforce at Savage, Kemmerer and Colstrip. If our Jewett Mine operations were to become unionized, we could be subject to additional risk of work stoppages, other labor disputes and higher labor costs, which could adversely affect the stability of production and our results of operations. We reached an agreement with the UMWA in December 2014 on a new collective bargaining agreement at the Beulah Mine to replace the existing agreement which expired on January 1, 2015. While strikes are generally a force majeure event in long-term coal supply agreements, thereby exempting the mine from its delivery obligations, the loss of revenue for even a short time could have a material adverse effect on our financial results.
Congress has proposed legislation to enact a law allowing workers to choose union representation solely by signing election cards, which would eliminate the use of secret ballots to elect union representation. While the impact is uncertain, if the government enacts this proposal into law, which would make it administratively easier to unionize, it may lead to more coal mines becoming unionized.
As of December 31, 2015, approximately 70% of our total Canadian workforce was represented by a labor union. There are labor agreements in place with one or more unions at each of the producing mines of our Canadian Operations, other than the Genesee Mine. If we are not successful in negotiating new labor agreements as they expire with any of the Canadian workforce unions or otherwise maintaining strong partnerships with them, it could result in labor disputes, work stoppages or higher labor costs, any of which could have an adverse effect on our business and results of operations.
When the Kemmerer Drop occurred, WMLP gained a partially unionized workforce. Now that WMLP's workforce is approximately 30% unionized, it could adversely affect its productivity and labor costs and increase the risk of work stoppages, all of which could adversely affect WMLP’s business, financial condition and/or results of operations.

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
As a result of the Canadian Acquisition, we face increased exposure to exchange rate fluctuations between the Canadian dollar and U.S. dollar. We realize a large portion of our revenues from sales made from the Canadian assets in Canadian dollars, and almost all of the expenses incurred by the Canadian assets are recognized in Canadian dollars. The exchange rate of the Canadian dollar to the U.S. dollar has been at or near historic highs in recent years but in the last quarter of 2014 and first quarter of 2015 weakened considerably and continued to weaken throughout 2015. If this weakening of the Canadian dollar in comparison to the U.S. dollar continues, earnings generated from our Canadian Operations will translate into reduced earnings in our consolidated statements of operations reported in U.S. dollars. In addition, our Canadian Subsidiaries also record certain accounts receivable and accounts payable, which are denominated in Canadian dollars. Foreign currency transactional gains and losses are realized upon settlement of these assets and obligations.
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
A few of our competitors in the North American coal industry are major coal producers who have significantly greater financial resources than we do. The intense competition among coal producers may impact our ability to retain or attract customers and may therefore adversely affect our future revenues and results of operations. Among other things, competitors could develop new mines that compete with our mines, have higher quality coal than our mines or build or obtain access to rail lines that would adversely affect the competitive position of our mines. The current restructuring of several North American coal producers may reduce our clarity into the competitive markets in which we sell coal for in the near term, and the long-term effect of such restructuring on our competitive position is unclear.
Any change in consumption patterns by utilities away from the use of coal could affect our ability to sell the coal we produce or the prices that we receive.
In addition to competing with other coal producers, we compete generally with producers of other fuels. In 2015, the electric utility industry accounted for the majority of coal consumption in the U.S. and Canada. The demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, hydro, natural gas and fuel oil as well as alternative sources of energy affects the amount of coal consumed by the electric utility industry. A decrease in coal consumption by the electric utility industry could adversely affect the demand for, and price of, coal, which could negatively impact our results of operations and liquidity. We do not have contracts guaranteeing the purchase of fixed quantities of coal, so revenue can fall even though we have long-term contracts.
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
New legislation or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure or our customers’ ability to use coal. New legislation or administrative regulations (or new judicial interpretations or administrative enforcement of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs. These regulations, if proposed and enacted in the future, could have a material adverse effect on our financial condition and results of operations. For additional information regarding specific regulations that impact our operations, see “Material Effects of Regulation - U.S. Regulation" and "Material Effects of Regulation - Canada Regulation."
Concerns regarding climate change are, in many of the jurisdictions in which we operate, leading to increasing interest and in some cases enactment of, laws and regulations governing greenhouse gas emissions, which affect the end-users of coal and could reduce the demand for coal as a fuel source and cause the volume of our sales and/or the prices we receive to decline. These laws and regulations also have imposed, and will continue to impose, costs directly on us.
GHG emissions have increasingly become the subject of international, national, state, provincial and local attention. Coal-fired power plants can generate large amounts of GHG emissions. Accordingly, legislation or regulation intended to limit GHGs will likely indirectly affect our coal operations by limiting our customers’ demand for our products or reducing the prices we can obtain, and also may directly affect our own power operations. In the United States, the EPA, acting under existing provisions of the federal Clean Air Act has promulgated GHG-related reporting and permitting rules. Portions of the EPA’s GHG permitting rules, which were the subject of litigation by some industry groups and states, were struck down in part by the U.S. Supreme Court, but the EPA’s authority to impose GHG control technologies on a majority of large emissions sources, including coal-fired electric utilities, remain in place. In furtherance of President Obama’s announced a Climate Action Plan announced in June 2013, EPA issued in August 2015 final standards for GHG emissions from existing fossil-fuel fired power plants, as well as new, modified and reconstructed fossil-fuel fired power plants. The Clean Power Plan sets standards for existing sources as stringent state-specific carbon emission rates to be phased in between 2020 and 2030. The proposed rule would give states the discretion to use a variety of approaches - including cap-and-trade programs - to meet the standard. In February of 2016, however, the Supreme Court issued an order staying the Clean Power Plan pending judicial review of the rule by the U.S. Court of Appeals for the D.C. Circuit as potentially review by the Supreme Court. The D.C. Circuit issued an expedited briefing schedule for challenges to the rule, and oral argument is schedule for June of 2016. The U.S. Congress has considered, and in the future may again consider, legislation governing GHG emission, including “cap and trade” legislation that would establish a cap on emissions of GHGs covering much of the economy in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. In addition, coal-fired power plants, including new coal-fired power plants or capacity expansions of existing plants, have become subject to opposition by environmental groups seeking to curb the environmental effects of GHG emissions. It is difficult to predict at this time the effect these proposed rules would have on our revenues and profitability. For additional information, see “Business - Material Effects of Regulation” in this report.
In Canada, in September 2012 the federal government released final regulations for reducing GHG emissions from coal-fired electricity generation through the Canadian CO2 Regulations. The Canadian CO2 Regulations required certain Canadian coal-fired electricity generating units, effective July 1, 2015, to achieve an average annual emissions intensity performance standard of 463 tons of CO2 per gigawatt hour. The performance standard applies to new units commissioned after July 1, 2015 and to units that are considered to have reached the end of their useful life at 50 years from the unit’s commissioning date. All of the customer generating assets currently served by the Prairie Operations have annual average CO2 emissions intensity greater than the performance standard other than one of the units at SaskPower’s Boundary Dam Generating Station, which incorporates carbon capture and sequestration technology. New and end-of-life units that incorporate technology for carbon capture and sequestration may apply for a temporary exemption from the performance standard that would remain in effect until 2025, provided that certain implementation milestones are met. Provincial equivalency agreements, under which the Canadian CO2 Regulations would stand down, are being negotiated or discussed with the provinces of Alberta and Saskatchewan. The Prairie coal production in the long-term could be reduced unless certain existing units or new units of the customers served by the Prairie operations are equipped with carbon capture and storage or other technology that achieves the prescribed performance standard, the impact of the Canadian CO2 Regulations is altered by equivalency agreements, or the Canadian CO2 Regulations are changed to lower the performance standard. The impact of the Canadian CO2 Regulations on existing units will vary by location and province.
In addition, various Canadian provincial governments and other regional initiatives are moving ahead with GHG reduction and other initiatives designed to address climate change. For example, under the Climate Change and Emissions Management Act, the Province of Alberta enacted the “Specified Gas Emitters Regulation.” As of January 1, 2008, this enactment requires certain existing facilities with direct emissions of 100,000 metric tons or more of certain specified gases to ensure that the net emissions intensity for a year for an established facility must not exceed 88% of the baseline emissions intensity for the facility. For the 2013 and 2014 compliance periods, Coal Valley Mine exceeded 88% of its baseline emissions and was required to contribute to the Climate Change and Emissions Management Fund by purchasing fund credits. For the 2015 compliance period, the preliminary calculations indicate Coal Valley Mine will not be required to purchase fund credits and could earn fund credits for future use by coming in under 88% of its baseline emissions. It is also anticipated that emissions intensity at Coal Valley Mine will be such that fund credits for future use will be earned, and fund credits will not be required to be purchased. The Government of Alberta has also introduced a complementary Specified Gas Reporting Regulation, which came into force on October 20, 2004. This legislation requires all industrial emitters emitting 50,000 tons or more of CO2 to report their annual GHG emissions in accordance with the specified Gas Reporting Standard published by the Government of Alberta. In Saskatchewan, Bill 126, The Management and Reduction of Greenhouse Gases Act, was passed in 2010 but is not yet proclaimed in force. The legislation provides a framework for the control of GHG emissions by regulated emitters and will be proclaimed once accompanying draft regulations are finalized. In Alberta, the Government commissioned the Alberta Climate Leadership Panel to make policy recommendations for Alberta to enact to combat climate change. On November 20th, 2015, the Alberta Climate Leadership Panel published a report entailing policy recommendations including the shutdown of coal-fired power generation by the year 2030 and changes to the SGE Regulation that would see costs of emissions to large emitters increase as early as 2017. The Government of Alberta has not yet presented legislation related to combatting climate change, but the Premier in a press conference has indicated that they will be implementing the shutdown and SGE Regulation changes proposed by the Alberta Climate Leadership Panel. The full effects of any new legislation is unknown until draft legislation is presented by the Alberta Government.
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
In addition to directly emitting GHGs, our Canadian Operations require large quantities of power. Future taxes on or regulation of power producers or the production of coal, oil and gas or other products may also add to our operating costs. The policy recommendations put forward by the Alberta Climate Leadership Panel, if enacted, have the potential to increase costs of energy products used in the mine operations located in Alberta, such as diesel fuel, gasoline, oil, and electricity.
And many of the developments in the U.S. discussed above that may affect our customers and demand for our coal could also affect us directly through adverse impacts on ROVA.
An inability to obtain and/or renew permits necessary for WMLP’s operations could prevent it from mining certain of its coal reserves.
The slowing pace at which permits are issued or renewed for new and existing mines in WMLP’s area of operations has materially impacted production in Appalachia. Section 402 National Pollutant Discharge Elimination System permits and Section 404 CWA permits are required to discharge wastewater and dredged or fill material into waters of the United States. WMLP’s surface coal mining operations typically require such permits to authorize activities such as the creation of sediment ponds and the reconstruction of streams and wetlands impacted by its mining operations. Although the CWA gives the EPA a limited oversight role in the Section 404 permitting program, the EPA has recently asserted its authorities more forcefully to question, delay, and prevent issuance of some Section 404 permits for surface coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits, including the issuance in May 2015 of a final rule revising the definition of regulated waters. The slowing pace at which permits are issued or renewed for new and existing mines has materially impacted production in Appalachia, but could also affect other regions in which WMLP operates. An inability to obtain the necessary permits to conduct WMLP’s mining operations or an inability to comply with the requirements of applicable permits could reduce WMLP’s production and cash flows, which could adversely affect its business, financial condition and/or results of operations and our cash flow.

Extensive environmental laws, including existing and potential future legislation, treaties and regulatory requirements relating to air emissions other than GHGs, affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline, and could impose additional costs on ROVA.
Our customers, as well as ROVA, are subject to extensive environmental regulations particularly with respect to air emissions other than GHG. Coal contains impurities, including but not limited to sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. The emission of these and other substances is extensively regulated at the federal, state, provincial and local level, and these regulations significantly affect our customers’ ability to use the coal we produce and, therefore, the demand for that coal. For example, the purchaser of coal produced from the Jewett Mine blends our lignite with compliance coal from Wyoming. Tightened nitrogen oxide and new mercury emission standards could result in the customer purchasing an increased blend of the Wyoming coal in order to reduce emissions. Further, increased market prices for sulfur dioxide emissions allowances and increased coal ash management costs could also favor an increased blend of the lower ash Wyoming compliance coal. In such a case, the customer has the option to increase its purchases of other coal and reduce purchases of our coal or terminate our contract. A termination of the contract or a significant reduction in the amount of our coal that is purchased by the customer could have a material adverse effect on our results of operations and financial condition. The EPA intends to issue or has issued a number of significant regulations that will impose more stringent requirements relating to air, water and waste controls on electric generating units. These rules include the EPA’s final rule for CCR management, announced in December 2014, that further regulates the handling of wastes from the combustion of coal. In addition, in February 2012, the EPA signed a rule to reduce emissions of mercury and toxic air pollutants from new and existing coal- and oil-fired electric utility steam generating units, often referred to as the MATS Rule. In June of 2015, the U.S. Supreme Court reversed the U.S. Court of Appeals for the D.C. Circuit’s decision upholding the rule and held that EPA had failed to properly consider costs when assessing whether to regulate fossil fuel-fired EGUs under the hazardous air pollutant provisions of the Clean Air Act. In June of 2015, the U.S. Supreme Court reversed the U.S. Court of Appeals for the D.C. Circuit and held that EPA had failed to properly consider costs when assessing whether to regulate fossil fuel-fired EGUs under the hazardous air pollutant provisions of the Clean Air Act, referring to the agency’s own estimate that the rule would cost power plants nearly $10 billion a year. The D.C. Circuit remanded the rule to EPA to conduct a cost assessment but without vacatur, allowing the rule to remain in effect while EPA conducts the rulemaking. On December 1, 2015, EPA published a proposed supplemental finding that regulation of EGUs is still “appropriate and necessary” in light of the costs to regulate hazardous air pollutant emissions from the source category. EPA indicated that it expects to issue a final finding by April 15, 2016.
In April 2014, the U.S. Supreme Court upheld the EPA’s Cross-State Air Pollution Rule (“CSAPR”), which would require stringent reductions in emissions of nitrogen oxides and sulfur dioxide from power plants in much of the Eastern United States, including Texas and North Carolina, and in October 2014 the D. C. Circuit granted the EPA’s motion to lift the D.C. Circuit’s stay of the CSAPR, and remanded the case to the D.C. Circuit for further proceedings. In November, 2014 the EPA issued a ministerial rule aligning the CSAPR implementation dates with the Court’s order, with phase 1 reductions beginning in January 2015, and more stringent phase 2 reductions in January 2017. In July 2015, the D.C. Circuit remanded to EPA portions of the 2014 sulfur dioxide and ozone budgets on grounds the reductions were greater than necessary to reduce impacts on downwind states, but did not vacate any portion of the rule. The EPA has indicated that it will address these issues in future rulemakings, but that phase 1 reductions will begin in January 2015, with more stringent phase 2 reductions in January 2017as necessary.The In May 2014, the EPA Administrator signed a final rule that establishes requirements for cooling water intake structures for the withdrawal of cooling water by electric generating plants; the rule is anticipated to affect over 500 power plants.
Considerable uncertainty is associated with air emissions initiatives. New regulations are in the process of being developed, and many existing and potential regulatory initiatives are subject to review by federal or state agencies or the courts. Stringent air emissions limitations are either in place or are likely to be imposed in the short to medium term, and these limitations will likely require significant emissions control expenditures for many coal-fired power plants. For example, the owners of Units 3 and 4, adjacent to our Colstrip mine, are getting considerable pressure from environmental groups to install Selective Catalytic Reduction (“SCR”) technology. Should the owners be forced by the EPA to install such technology, the capital requirements could make the continued operation of the two units unsustainable. As a result, Colstrip and other similarly-situated power plants may switch to other fuels that generate fewer of these emissions or may install more effective pollution control equipment that reduces the need for low-sulfur coal. Any switching of fuel sources away from coal, closure of existing coal-fired power plants, or reduced construction of new coal-fired power plants could have a material adverse effect on demand for, and prices received for, our coal. Alternatively, less stringent air emissions limitations, particularly related to sulfur, to the extent enacted, could make low-sulfur coal less attractive, which could also have a material adverse effect on the demand for, and prices received for, our coal.
The regulation of air emissions in Canada may also reduce the demand for the products of the operations we acquired in the Canadian Acquisition. Specifically, the Alberta Environmental Protection and Enhancement Act (“EPEA”) and its

Canadian Environmental Protection Act, 1999 (“CEPA, 1999”) and the provision for the reporting of pollutants via the National Pollutant Release Inventory (“NPRI”), could also have a significant effect on the customers of our Canadian mines, which in turn could, over time, significantly reduce the demand for the coal produced from those mines.
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

Risks Related to Our Acquisitions
The assets we acquired in the San Juan Acquisition may underperform relative to our expectations; the San Juan Acquisition may cause our financial results to differ from our expectations or the expectations of the investment community; and we may not be able to achieve anticipated cost savings or other anticipated objectives.
The success of the San Juan Acquisition will depend, in part, on our ability to integrate the San Juan Entities with our existing business. The integration process may be complex, costly and time consuming. The potential difficulties of integrating the San Juan Entities and realizing our expectations for the San Juan Acquisition include, among other things:

•	failure to implement our strategy for the development of the acquired assets;

•	unanticipated changes in commodity prices;

•	unanticipated changes in applicable laws and regulations;

•	retaining and obtaining required regulatory approvals, licenses and permits;

•	operating risks inherent in our business; and

•	other unanticipated issues, expenses and liabilities.
Many of these factors will be outside of our control, and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if our operations and the acquired assets are integrated successfully, we may not realize the full benefits of the San Juan Acquisition, including the synergies or cost savings that we expect. These benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure you that the San Juan Acquisition will result in the realization of the full benefits anticipated.
SJGS, San Juan’s primary customer, is required to shut down half of its power producing units at the end of 2017, which we expect will result in a significant decrease in SJGS’s demand for coal produced by the San Juan mine.
On October 1, 2014 SJGS reached an agreement with the New Mexico agencies, non-governmental organizations, and the EPA to shut down two of its power generating units by December 31, 2017 to comply with requirements under the Clean Air Act. Under the same agreement, SJGS also agreed to install selective non-catalytic reduction (“SNCR”) emission control technology on its two units that will remain active, with the deadline for that installation at the end of 2016. Following the shutdown of the units, four of SJGS’s nine owning utilities will cease ownership, with PSNM and Tucson Electric expected to remain as the primary customers of the station. In August 2015, the parties agreed to modifications to the original agreement. The modifications did not alter provisions requiring installation of SNCR or shut down of two of the units, but it did include a commitment by PSNM to make a filing before the New Mexico PRC demonstrating the ongoing economic viability of SJGS beyond 2022. This agreement has not yet been approved by the New Mexico PRC. As a result of these developments, we expect that SJGS’s demand for coal produced by the San Juan mine will decrease significantly, which will negatively impact our results of operations and financial condition unless we are able to find a suitable alternative customer for the coal produced by the San Juan mine. Because the San Juan mine is a mine-mouth facility, we may have difficulty identifying customers.
SJCC is subject to pending litigation that could result in the temporary interruption of its mining operations.
SJCC is subject to certain litigation related to its operations, including an Action filed by WildEarth Guardians (“WEG”) on February 27, 2013, in the United States District Court for the District of Colorado seeking review of the Office of Surface Mining (“OSM”) decisions and decisions of the Assistant Secretary of the Interior approving mine plans or mine plan amendments concerning seven separate coal mines in Colorado, Montana, New Mexico, and Wyoming. Among the decisions being challenged is the January 2008 approval of the mining plan modification for the San Juan Mine. WEG alleges that in approving the plans or plan amendments, OSM engaged in a “pattern and practice of failing to comply with” the requirements of the National Environmental Policy Act by failing “to ensure that the public was appropriately involved in the adoption of” the mine plans and by failing to “take a hard look at a number of potentially significant environmental impacts.” On February 7, 2014, the case was transferred to the U.S. District Court for the District of New Mexico. On March 14, 2014, WEG filed an amended petition. Settlement discussions among the parties are ongoing and no trial date has been scheduled. In the event the parties reach a settlement or litigation proceeds and WEG prevails in the case, there is the potential that San Juan would be required to cease mining activities, pending OSM’s completion of a supplemental environmental impact analysis that supports the Assistant Secretary of the Interior’s approval of the mining plan modification for the San Juan Mine in compliance with the National Environmental Policy Act. Any such interruption of mining activities at San Juan could have an adverse impact on our results of operations and financial condition.
We may not have uncovered all risks associated with our recent acquisition activity, and significant liabilities related to such activity of which we are not aware may exist now or arise in the future.
In connection with the San Juan, Canadian and Buckingham Acquisitions, and our acquisition of a controlling interest in WMLP, we assumed the risk of unknown, and certain known, liabilities. We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with these acquisitions or for costs associated with known liabilities that exceed our estimates. Under the various purchase arrangements relating to these acquisitions, there may not be recourse to indemnification should we discover a previously unknown liability, whether material or immaterial.
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
The Buckingham and San Juan Acquisitions may subject us to increased regulation and risks associated with underground mining.
The operations we acquired in the Buckingham Acquisition and the San Juan Acquisition primarily consist of underground mines. Underground mining operations are generally subject to more stringent safety and health standards than surface mining operations. More stringent state and federal mine safety laws and regulations have included increased sanctions for non-compliance. Future workplace accidents are likely to result in more stringent enforcement and possibly the passage of new laws and regulations. Our re-entry into underground mining operations will subject us to increased regulatory scrutiny and increased costs of regulatory compliance.

ITEM 1B	— UNRESOLVED STAFF COMMENTS.
None

ITEM 2	— PROPERTIES.
See “Coal - U.S. Segment - Properties,” “Coal - Canada Segment - Properties,” “Coal - WMLP Segment - Properties,” and “Power Segment” under Item 1 for information relating to our properties and reserves.

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
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations or other regulatory matters, as required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this report on Form 10-K.

PART II

ITEM 5	— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is listed and traded on the NASDAQ Global Market under the symbol WLB.
Holders
As of March 9, 2016, there were 1,066 holders of record of our common stock.
The following table shows the range of sales prices for our common stock for the past two years, as reported by the NASDAQ Global Market.

	Sales Prices Common Stock
	High	Low
2014
First Quarter	$30.00	$18.31
Second Quarter	37.15	25.79
Third Quarter	45.19	33.60
Fourth Quarter	40.99	27.49
2015
First Quarter	$35.30	$23.13
Second Quarter	30.92	20.46
Third Quarter	20.90	11.12
Fourth Quarter	16.14	4.17
Dividend Policy
Holders of our common stock are entitled to receive such dividends as our Board may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock for some time and we do not anticipate paying any common stock dividends in the near future. In addition, the 8.75% Notes, the WCC Term Loan Facility and the WCC Revolving Credit Facility agreement restrict our ability to pay dividends on, or make other distributions in respect of, our capital stock unless we are able to meet certain ratio tests or other financial requirements. Should we be permitted to pay dividends pursuant to such instruments, the payment of such dividends will be dependent upon earnings, financial condition and other factors considered relevant by our Board and will be subject to limitations imposed under Delaware law.
Securities Authorized for Issuance Under Equity Compensation Plans
The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information set forth in Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters contained herein.
Issuer Purchase of Equity Securities
None.
Stock Performance Graph
The following performance graph compares the cumulative total stockholder return on our common stock for the five-year period December 31, 2010 through December 31, 2015 with (i) the cumulative total return over the same period of the NASDAQ Index, (ii) the cumulative total return over the same period of the NYSE MKT Composite Index, (iii) our former peer group, which consisted of Arch Coal, Alliance Resource Partners LP, Cloud Peak Energy, Foresight Energy LP, Peabody Energy, and Rhino Resource Partners LP and (iv) our current peer group index, which consists of Alliance Resource Partners LP, Arch Coal, Cloud Peak Energy, CONSOL Energy, and Peabody Energy. The graph assumes that:

•	You invested $100 in Westmoreland Coal common stock and in each index at the closing price on December 31, 2010;

•	All dividends were reinvested;

•	Annual reweighting of the peer groups; and

•	You continued to hold your investment through December 31, 2015.

You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance. The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our common stock.

	At December 31,
Company/Market/Peer Group	2010	2011	2012	2013	2014	2015
Westmoreland Coal Company	$100.00	$106.78	$78.22	$161.56	$278.14	$49.25
NYSE MKT Composite Index	$100.00	$96.43	$112.11	$141.71	$151.44	$145.40
NASDAQ Financial Index	$100.00	$89.37	$105.29	$149.68	$157.24	$167.42
2015 Peer Group Index(2)	$100.00	$74.83	$62.77	$68.69	$59.01	$16.80
2014 Peer Group Index(3)	$100.00	$77.47	$63.29	$65.72	$47.43	$13.78

1.	Includes reinvestment of dividends

2.	2015 Peer Group: Alliance Resource Partners LP, Arch Coal, Cloud Peak Energy, CONSOL Energy, and Peabody Energy

3.	2014 Peer Group: Arch Coal, Alliance Resource Partners LP, Cloud Peak Energy, Foresight Energy LP, Peabody Energy, and Rhino Resource Partners LP

ITEM 6	— SELECTED FINANCIAL DATA.
Westmoreland Coal Company and Subsidiaries
Five-Year Review

	2015	2014(2)	2013	2012(3)	2011
Consolidated Statements of Operations Information	(in thousands, except per share amounts)
Revenues	$1,411,048	$1,115,992	$674,686	$600,437	$501,713
Operating income (loss)(1)	(132,341)	(42,975)	25,362	28,872	10,626
Net loss applicable to common shareholders	(203,317)	(173,118)	(6,057)	(8,586)	(34,460)
Per common share (basic and diluted):
Loss from continuing operations	$(11.66)	$(10.86)	$(0.56)	$(0.97)	$(2.80)
Net loss applicable to common shareholders	$(11.36)	$(10.86)	$(0.42)	$(0.61)	$(2.61)
Consolidated Balance Sheet Information (end of period)
Net property, plant and equipment	$713,116	$927,662	$490,036	$512,840	$396,732
Total assets(4)	1,502,396	1,816,495	941,330	936,115	759,172
Total debt	1,045,714	984,787	339,837	360,989	282,269
Shareholders’ deficit	(601,884)	(349,445)	(187,879)	(286,231)	(249,858)
Other Consolidated Data
Net cash provided by (used in):
Operating activities	$45,562	$50,353	$80,717	$57,144	$44,735
Investing activities	(70,801)	(432,772)	(21,897)	(123,534)	(33,639)
Financing activities	36,723	338,706	(29,320)	67,217	13,912
Capital expenditures	77,921	50,326	28,591	21,032	27,594
Adjusted EBITDA(5)	216,665	175,351	116,265	105,432	73,116
Tons sold	53,334	44,849	24,927	21,745	21,816
____________________

(1)
Includes asset impairment charges of $136.2 million in 2015, comprised of an impairment of $133.1 million at ROVA and $3.1 million at our Coal Valley mine. Includes a loss on extinguishment of debt of $5.4 million, $49.2 million, $0.1 million, $2.0 million and $17.0 million in 2015, 2014, 2013, 2012 and 2011, respectively. Includes a derivative loss of $5.6 million and $31.1 million in 2015 and 2014, respectively. Includes restructuring charges of $0.7 million, $15.0 million and $5.1 million in 2015, 2014 and 2013, respectively.

(2)
On April 28, 2014, we acquired the Canadian Subsidiaries, and on December 31, 2014, we acquired Westmoreland Resources GP, LLC. Our results of operations, balance sheets, and other consolidated data include the acquired entities subsequent to their respective dates of acquisition.

(3)	On January 31, 2012, we acquired the Kemmerer Mine. Our results of operations include Kemmerer’s results of operations from the date of acquisition.

(4)	All amounts presented net of current deferred tax asset due to adoption of ASU 2015-17 on December 31, 2015.

(5)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Selected Financial Data” section.

We did not declare cash dividends on common shares for the five years ended December 31, 2015. The financial data presented above should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7 of this report, which includes a discussion of factors that materially affect the comparability of the information presented, and in conjunction with our consolidated financial statements included in this report.
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

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Reconciliation of Adjusted EBITDA to Net loss

Net loss	$(208,767)	$(173,180)	$(8,127)	$(13,662)	$(36,875)

Income tax (benefit) expense from continuing operations	(19,767)	232	(4,782)	90	(426)
Interest income	(7,993)	(6,400)	(1,366)	(1,496)	(1,444)
Interest expense	104,215	84,234	39,937	42,677	29,769
Depreciation, depletion and amortization	131,491	100,778	67,231	57,145	45,594
Accretion of ARO and receivable	28,207	21,604	12,681	12,189	10,878
Amortization of intangible assets and liabilities	(1,010)	138	665	658	657
EBITDA	26,376	27,406	106,239	97,601	48,153

Restructuring charges	656	14,989	5,078	—	—
Loss on foreign exchange	(3,674)	4,016	—	—	—
Loss on impairment	136,210	—	—	—	—
Loss on extinguishment of debt	5,385	49,154	64	1,986	17,030
Acquisition related costs (1)	5,959	26,785	—	—	—
Customer payments received under loan and lease receivables (2)	27,128	12,388	—	—	—
Derivative loss	5,587	31,100	—	—	—
Loss (gain) on sale/disposal of assets and other adjustments	5,290	3,431	(438)	(195)	3,212
Share-based compensation	7,748	6,082	5,322	6,040	4,721
Adjusted EBITDA	$216,665	$175,351	$116,265	$105,432	$73,116
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
Overview

Westmoreland Coal Company is an energy company employing approximately 3,248 employees. We conduct our operations through our subsidiaries and our principal sources of cash are distributions from our operating subsidiaries. At December 31, 2015, our operations included 12 wholly-owned coal mines in the U.S. and Canada, a char production facility, a 50% stake in an activated carbon plant, and two coal-fired power generation units. We also own the general partner of, and 93.8% of the total equity interest in WMLP which owns and operates five mining complexes in Ohio and one mine in Wyoming. We sold 53.3 million tons of coal in 2015.
We classify our business into six segments, including four operating segments (Coal - U.S., Coal - Canada, Coal - WMLP, Power) and two non-operating segments (Heritage and Corporate). Our Heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our Corporate segment consists primarily of corporate administrative expenses and intersegment transactions.
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

Recent Developments
Please see Item 1 - Business, under “Overview,” “2015 Transactions” and “Recent Developments” for information regarding the following transactions that occurred during 2015:

•	Buckingham Acquisition

•	Kemmerer Drop

•	Debt Facilities (WCC Revolving Credit Facility Amendment and WMLP Revolving Credit Facility)

Results of Operations
Items that Affect Comparability of Our Results
The table below summarizes income (expense) items that do not relate directly to ongoing operations:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Loss on extinguishment of debt	$(5,385)	$(49,154)	$(64)
Derivative loss	(5,587)	(31,100)	—
Acquisition and transition costs	(5,959)	(26,785)	—
Restructuring charges	(656)	(14,989)	(5,078)
Gain (loss) on foreign exchange	3,674	(4,016)	—
Loss on impairment	(136,210)	—	—
Incremental interest incurred before close of transaction	—	(11,191)	—
Canadian Acquisition bridge facility commitment fee	—	(4,875)	—
Impact (pre-tax)	$(150,123)	$(142,110)	$(5,142)

Loss on Extinguishment of Debt: In 2015 we recorded a $5.3 million loss on the extinguishment of debt related to the early extinguishment of a portion of the WCC Term Loan Facility as a result of the Kemmerer drop. This loss is down from 2014, where we recorded $49.2 million in loss on the extinguishment of debt related to our refinancing of our then existing 10.75% Notes, WML term debt, and WMLP debt.
Derivative Loss: Derivative losses are the result of decreasing power prices associated with our power purchase contract for our ROVA facility in the Power Segment.
Acquisition and Transition costs: 2015 acquisition and transition costs of $6.0 million include costs incurred in connection with the drop of Kemmerer to WMLP as well as our acquisition of the San Juan mine, which closed in 2016. In 2014 we recorded acquisition and transaction costs of $26.8 million primarily as a result of our WMLP and Canadian Acquisitions, including the impact on cost of sales related to the sale of inventory written up to fair value in the acquisition.
Restructuring Charges: Our restructuring charges relate primarily to our 2013 ROVA Restructuring plan as well as Acquisition related restructuring plans for our WMLP and Canadian Acquisitions. Refer to Note 7 in Item 8, Financial Statements and Supplementary Data for more information on these plans.
Gain (loss) on Foreign Exchange: In 2015 we recorded a gain on foreign exchange based on currency fluctuations. In 2014, we recorded a $4.0 million loss on foreign exchange. The majority of this loss in 2014 relates to two foreign currency exchange forward contracts to purchase Canadian dollars in order to hedge a portion of our exposure to fluctuating rates of exchange on Canadian dollar-denominated Canadian Acquisition cash flows. No foreign exchange hedges remained open during 2015.
Loss on Impairment: In 2015 we recorded impairment charges of $133.1 million and $3.2 million in our Power and Coal-Canada segments, respectively. The impairment in the Power segment was due primarily to the significant decrease in power prices in the region served by our ROVA power plant. We expect the depressed power prices to persist in the future. The impairment in Coal - Canada was due primarily to depressed coal prices in the export market that Coal Valley serves. Refer to Note 3 in Item 8, Financial Statements and Supplementary Data for more information on these charges.
Incremental Interest and Bridge Facility Commitment Fee: We recorded $11.2 million of incremental interest expense related to additional debt issued in connection with the Canadian Acquisition. This incremental interest represents interest expense from the February 7, 2014 closing date of the 10.75% Notes to the April 28, 2014 closing date of the Canadian Acquisition. We also recorded $4.9 million of interest expense related to the Canadian Acquisition bridge facility. Upon closing of the $425 million private offering of 10.75% Notes, our bridge facility commitment expired unexercised and as a result, the related commitment fee of $4.9 million was expensed and is included in Interest expense.
2015 Compared to 2014
Summary
The following table shows the comparative consolidated results and changes between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2015	2014	$	%
	(In millions)
Revenues	$1,411.0	$1,116.0	$295.0	26.4%
Net loss applicable to common shareholders	(203.3)	(173.1)	30.2	17.4%
Adjusted EBITDA(1)	216.7	175.4	41.3	23.5%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss in Item 6, Selected Financial Data.
Our 2015 revenues increased primarily due to the Canadian, WMLP and Buckingham acquisitions. Our net loss applicable to common shareholders for 2015 increased by $30.2 million, with $8.0 million arising from an increase in the Items that Affect Comparability of our Results explained above and the remaining increase arising from operating losses in our Coal - WMLP segment as a result of challenging market and mining conditions.
Coal - U.S. Segment Operating Results
The following table summarizes key metrics for the Coal - U.S. Segment. As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - US segment:

	Year Ended December 31,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands, expect per ton data)
Revenues	$544,172	$471,567	$72,605	15.4%
Operating income (loss)	12,107	(5,078)	17,185	338.4%
Adjusted EBITDA(1)	68,201	63,387	4,814	7.6%
Tons sold—millions of equivalent tons	22.5	23.9	(1.4)	(5.9)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss in Item 6, Selected Financial Data.
Our 2015 U.S. coal segment revenues increased primarily due to the Buckingham Acquisition which was completed on January 1, 2015. For the year ended December 31, 2015, revenues for Buckingham were $80.5 million and operating losses were $3.2 million. Operating income improved as a result of 2014 acquisition costs related to the Sherritt acquisition not recurring in 2015. Both operating income and Adjusted EBITDA increased due to strong 2015 first-half revenue and cost control at our WRI mine. However, growth in revenue, operating income, and Adjusted EBITDA was pressured in 2015 as a result of mild weather and unexpected customer outages.
Coal - Canada Segment Operating Results

	Year Ended December 31,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands, expect per ton data)
Revenues	$430,519	$388,664	$41,855	10.8%
Operating income (loss)	40,291	(2,670)	42,961	*
Adjusted EBITDA(1)	108,511	79,010	29,501	37.3%
Tons sold—millions of equivalent tons	22.9	16.6	6.3	38.0%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss in Item 6, Selected Financial Data.
* Not meaningful
The Canadian Acquisition was completed on April 28, 2014; therefore, there are only eight months of activity for the year ended December 31, 2014. Operating income in 2014 was negatively impacted by $14.2 million of cost of sales related to the sale of inventory written up to fair value in the Canadian acquisition and $9.6 million of restructuring charges. Results of operations were also challenged by continued declines in export prices.

Coal - WMLP Segment Operating Results
The following table summarizes key metrics for the Coal - WMLP Segment. As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - US segment:

	Year Ended December 31,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands, expect per ton data)
Revenues	$388,605	$170,508	$218,097	127.9%
Operating income (loss)	(5,211)	26,478	(31,689)	(119.7)%
Adjusted EBITDA(1)	66,134	48,312	17,822	36.9%
Tons sold—millions of equivalent tons	7.9	4.4	3.5	79.5%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss in Item 6, Selected Financial Data.

Revenues increases as a result of the WMLP acquisition on December 31, 2014. Operating income decreased in 2015 primarily due to challenging market conditions at the Ohio locations and difficult mining conditions at Kemmerer.
Power Segment Operating Results

	Year Ended December 31,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Revenues	$84,423	$85,253	$(830)	(1.0)%
Operating loss	(146,868)	(35,023)	(111,845)	(319.3)%
Adjusted EBITDA(1)	743	6,718	(5,975)	(88.9)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss in Item 6, Selected Financial Data.
While revenue remained consistent year-over-year, operating loss increased in 2015 due to an impairment charge on our long-lived assets of $133.1 million during the fourth quarter. Operating loss also included a $5.6 million loss on our power derivative in 2015, down from $31.1 million in losses on the derivative in 2014. Decreasing power prices and unseasonably mild weather throughout 2015 also contributed to declines in results compared to 2014.
Heritage Segment Operating Results

	Year Ended December 31,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Heritage segment operating expenses	$15,596	$14,858	$738	5.0%
Our 2015 heritage segment operating expenses were comparable to 2014.

Corporate Segment Operating Results
The following table shows comparative corporate segment’s operating expenses and percentage change between periods:

	Year Ended December 31,
			Increase / (Decrease)
	2015	2014	$	%
	(In thousands)
Corporate segment operating expenses	$14,969	$11,824	$3,145	26.6%
Our 2015 corporate segment operating expenses increased primarily as a result of increased insurance claims filed with our captive insurance company, as well as increases in stock compensation expense and other professional services.
Nonoperating Results
Our interest expense for 2015 increased by $13.0 million compared to 2014 primarily due to higher debt levels. In 2015 we also incurred a $5.4 million loss on early extinguishment of debt due to the early repayment of approximately $94.1 million of our WCC Term Loan Facility loan in connection with the receipt of proceeds from the Kemmerer Drop, down from $49.2 million in early extinguishment of debt losses in 2014 as described above. Our income tax benefit increased by $20.0 million in 2015 due to the release of certain deferred tax asset valuation allowances in Canada, discussed further in Note 17 of Item 8, Financial Statements and Supplementary Data.
2014 Compared to 2013
Summary

	Year Ended December 31,
			Increase / (Decrease)
	2014	2013	$	%
	(In millions)
Revenues	$1,116.0	$674.7	$441.3	65.4%
Net loss applicable to common shareholders	(173.1)	(6.1)	167.0	*
Adjusted EBITDA(1)	175.4	116.3	59.1	50.8%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss in Item 6, Selected Financial Data.
* Not meaningful
Our revenues for 2014 increased primarily due to the Canadian Acquisition. Our net loss applicable to common shareholders for 2014 increased by $167.0 million, with $137.0 million arising from an increase in the Items that Affect Comparability of our Results explained above. The primary factors, in aggregate, driving the remaining increase in net loss were:

2014
(In millions)
Increase in interest expense due to increased debt levels	$(21.9)
Decrease in our power segment operating income due to the renegotiated ROVA contract, unfavorable power prices and lower demand	(13.4)
Decrease in our Coal - U.S. segment primarily due to weather impacts as well as rail service issues at our Absaloka Mine	(10.1)
Increase in our Coal - Canada segment due to the Canadian Acquisition	19.3
Other factors	(3.9)
Total	$(30.0)

Coal - U.S. Segment Operating Results
The following table summarizes key metrics for the Coal - WMLP Segment. As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - US segment:

	Year Ended December 31,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands, expect per ton data)
Revenues	$471,567	$414,652	$56,915	13.7%
Operating income	(5,078)	15,744	(20,822)	(132.3)%
Adjusted EBITDA(1)	63,387	67,559	(4,172)	(6.2)%
Tons sold—millions of equivalent tons	23.9	20.3	3.6	17.7%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss in Item 6, Selected Financial Data.

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
Coal - WMLP Segment Operating Results
The following table summarizes key metrics for the Coal - WMLP Segment. As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - US segment:

	Year Ended December 31,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands, expect per ton data)
Revenues	$170,508	$172,467	$(1,959)	(1.1)%
Operating income	26,478	28,727	(2,249)	(7.8)%
Adjusted EBITDA(1)	48,312	49,045	(733)	(1.5)%
Tons sold—millions of equivalent tons	4.4	4.6	(0.2)	(4.3)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss in Item 6, Selected Financial Data.

Both periods presented are comprised of Kemmerer mine operations, with 2014 also including $2.8 million of WMLP expenses related to severance charges that occurred on the December 31, 2014 WMLP acquisition date. The Kemmerer mine was consistent year-over-year, with the decrease in operating income arising from the severance charges described above.
Power Segment Operating Results

	Year Ended December 31,
			Increase / (Decrease)
	2014	2013	$	%
	(In thousands)
Revenues	$85,253	$87,567	$(2,314)	(2.6)%
Operating income	(35,023)	4,907	(39,930)	(813.7)%
Adjusted EBITDA(1)	6,718	20,886	(14,168)	(67.8)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss in Item 6, Selected Financial Data.

Our 2014 power segment revenues decreased and operating income decreased to an operating loss due to the renegotiated ROVA contract, unfavorable power prices and cooler than average weather during the summer. Operating income was also negatively impacted by $31.1 million of derivative losses on ROVA's purchased-power contracts.

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

Liquidity and Capital Resources
We had the following liquidity at December 31, 2015 and December 31, 2014:

	December 31,
	2015	2014
	(In millions)
Cash and cash equivalents	$22.9	$14.3
WCC Revolving Credit Facility	28.2	16.9
Total	$51.1	$31.2
We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
We conduct our operations through subsidiaries. Our parent company has significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the parent company are distributions from our principal operating subsidiaries. The cash at all of our subsidiaries is immediately available, except WRMI and WMLP. The cash at our captive insurance entity, WRMI, is available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is two hundred and fifty thousand dollars. The cash at WMLP is available to us through quarterly distributions. WMLP resumed quarterly distributions of $0.20 per unit for the first quarter of 2015, paid in April 2015, or $4.6 million annually. Based on our current ownership of WMLP, we would expect to receive approximately 93.8% of WMLP’s distributions. In addition as WMLP's general partner, we are entitled to incentive distribution rights.

Debt Obligations
8.75% Notes
On December 16, 2014, we completed the issuance of $350.0 million in aggregate principal amount of 8.75% Notes. The 8.75% Notes were issued at a 1.292% discount, mature on January 1, 2022, and bear a fixed interest rate of 8.75% payable semiannually, on January 1 and July 1 of each year, commencing July 1, 2015. The 8.75% Notes are our senior secured indebtedness, rank equally in right of payment with all of our existing and future senior indebtedness, including the WCC Term Loan Facility, and rank senior to all of our existing and future indebtedness that is expressly subordinated to the 8.75% Notes.
We may redeem all or part of the 8.75% Notes beginning on January 1, 2018 at the redemption prices set forth in the 8.75% Notes agreement, and prior to January 1, 2018 at 100% of the principal amount plus the applicable premium described in the 8.75% Notes agreement. In addition, at any time prior to January 1, 2018, we may redeem up to 35% of the aggregate principal amount of the 8.75% Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 108.75% of the principal amount of the 8.75% Notes to be redeemed, together with accrued and unpaid interest, if any, to the redemption date, subject to certain conditions.
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
The 8.75% Notes and the guarantees are secured equally and ratably with the WCC Term Loan Facility (i) by first priority liens on substantially all of our and the guarantor parties’ tangible and intangible assets (excluding certain equity interests, mineral rights and sales contracts and certain assets subject to existing liens) and (ii) subject to the WCC Revolving Credit Facility, a second priority lien on substantially all cash, accounts receivable and inventory of the Company and the guarantors, and any other property with respect to, evidencing or relating to such cash, accounts receivable and inventory (whether now owned or hereinafter arising or acquired) and the proceeds and products thereof, subject in each case to permitted liens and certain exclusions (the “Notes Collateral”). The Notes Collateral is shared equally with the lenders under the WCC Term Loan Facility, who hold identical first and second priority liens, as applicable, on the Notes Collateral.
The 8.75% Notes restrict our and our restricted subsidiaries’ ability to, among other things, (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) declare or pay dividends on, or make other distributions in respect of, their capital stock; (iii) purchase or redeem or otherwise acquire for value any capital stock or subordinated indebtedness; (iv) make investments, other than permitted investments; (v) create certain liens or use assets as security; (vi) enter into agreements restricting the ability of any restricted subsidiary to pay dividends, make loans, or any other distributions to us or other restricted subsidiaries; (vii) engage in transactions with affiliates; and (viii) consolidate or merge with or into other companies or transfer all or substantially all of their assets.
The 8.75% Notes contain, among other provisions, events of default and various affirmative and negative covenants. As of December 31, 2015, we were in compliance with all covenants for the 8.75% Notes, and we expect compliance with our covenants to continue.
Restricted Group and Unrestricted Group Results
Under the 8.75% Notes, the WCC Term Loan Facility and the WCC Revolving Credit Facility agreements; the GP, WMLP and all of WMLP’s subsidiaries (including WKFCH) were automatically designated as “unrestricted subsidiaries” (the “Unrestricted Group”) following the closing of the WMLP Transactions. All of our other subsidiaries are restricted subsidiaries (the “Restricted Group). Only the Restricted Group provides credit support for our obligations under the 8.75% Notes, the WCC Term Loan Facility and the WCC Revolving Credit Facility. The Unrestricted Group is not subject to any of the restrictive covenants in the 8.75% Notes, the WCC Term Loan Facility or the WCC Revolving Credit Facility. Conversely, the Restricted Group are not obligors of the $175.0 million WMLP Financing Agreement and such indebtedness is non-recourse to the Restricted Group and its assets.
The 8.75% Notes require summary information for the Restricted Group and Unrestricted Group which is provided as follows:

	Restricted Group	Unrestricted Group	Total
	(In thousands)
Balance sheet information as of December 31, 2015:
Cash and cash equivalents	$19,208	$3,728	$22,936
Total current assets	$260,665	$60,148	$320,813
Total assets	$1,081,489	$420,907	$1,502,396
Total current liabilities	$256,700	$55,970	$312,670
Total debt	$736,324	$309,390	$1,045,714
Total liabilities	$1,696,529	$407,751	$2,104,280

Statement of operations information for the year ended December 31, 2015
Revenues	$1,116,418	$294,630	$1,411,048
Operating costs and expenses	1,237,419	305,970	1,543,389
Operating loss	(121,001)	(11,340)	(132,341)
Other income and expenses	(67,373)	(28,820)	(96,193)
Loss before income taxes	(188,374)	(40,160)	(228,534)
Income tax expense	(19,767)	—	(19,767)
Net loss	(168,607)	(40,160)	(208,767)
Less net loss attributable to noncontrolling interest	—	(5,453)	(5,453)
Net loss attributable to the Parent company	$(168,607)	$(34,707)	$(203,314)
For the year ended December 31, 2014, the Adjusted EBITDA for the Restricted Group was the same as the Company's consolidated Adjusted EBITDA. There was no Adjusted EBITDA associated with the Unrestricted Group since the WMLP Transactions closed on December 31, 2014. For the year ended December 31, 2015, Adjusted EBITDA associated with the Restricted Group and Unrestricted Group was $150.5 million and $66.1 million, respectively.
Non-guarantor Restricted Subsidiaries Results
The 8.75% Notes require summary information for non-guarantor subsidiaries which is provided as follows:
Absaloka Coal, LLC, Westmoreland Canada LLC, Westmoreland Risk Management, Inc. (“WRMI”), the Canadian Subsidiaries and our Netherlands subsidiary (collectively, the “non-guarantor Restricted Subsidiaries”) had $809.8 million in total assets as of December 31, 2015, representing approximately 53.9% of our consolidated total assets, and generated $430.5 million in revenue for the year ended December 31, 2015 representing approximately 30.5% of our consolidated revenue and generated Adjusted EBITDA of $107.4 million representing approximately 49.6% of our consolidated Adjusted EBITDA. As of December 31, 2015, our non-guarantor Restricted Subsidiaries had $52.8 million of total indebtedness and $466.2 million of total liabilities, and our non-guarantor Canadian Subsidiaries had availability of up to $18.0 million under the Canadian tranche of the WCC Revolving Credit Facility.
WCC Term Loan Facility
Effective as of December 16, 2014, we entered into the WCC Term Loan Facility which provided for an initial $350.0 million term loan. The term loan was issued at a 2.5% discount and matures on December 16, 2020. We may elect to have borrowings under the term loan bear interest at a per annum rate of (i) one, two-, three- or six-month LIBOR plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate plus 0.05%, and one-month LIBOR plus 1.00%) plus 5.50%. The interest rate at December 31, 2015 was 7.50%. With the addition of the Add-on described below, the quarterly principal payment due commencing March 31, 2015 is $1.1 million. Under the WCC Term Loan Facility, we are required to offer a portion of our Excess Cash Flow (as defined by the Agreement) for each fiscal year, beginning with the fiscal year ended December 31, 2015.
The WCC Term Loan Facility contains customary affirmative covenants, negative covenants, and events of default. Pursuant to the terms and provisions of the related Guaranty and Collateral Agreement, the obligations under the term loan are secured by identical first and second priority liens, as applicable, on the Notes Collateral. As of December 31, 2015, we were was in compliance with all covenants for the term loan, and we expect compliance with our covenants to continue.
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
WCC Term Loan Facility Add-on
On January 22, 2015, we amended the WCC Term Loan Facility to increase the borrowings by $75.0 million, for an aggregate principal amount of $425.0 million. The amendments to the WCC Term Loan Facility were made in connection with the acquisition of Buckingham. Net proceeds were $71.0 million after a 2.5% discount, 1.5% broker fee, a consent fee of 1.17%, and $0.1 million of additional debt issuance costs.
WCC Revolving Credit Facility
During the first quarter of 2014, we amended our existing WCC Revolving Credit Facility to increase the maximum available borrowing amount to $60.0 million. On December 16, 2014, we further amended the WCC Revolving Credit Facility Agreement, decreasing the maximum borrowing amount to $50.0 million in the aggregate, consisting of a $30.0 million sub-facility available to our U.S. borrowers and $20.0 million sub-facility available to our Canadian borrowers. The maximum principal amount available for borrowings under the credit agreement can be increased to $75.0 million under certain circumstances. The facility may support an equal amount of letters of credit, which would reduce the balance available under the facility. At December 31, 2015, availability under the WCC Revolving Credit Facility was $28.2 million with an outstanding balance of $19.8 million supporting letters of credit and $2.0 million drawn on the revolver. All extensions of credit under the facility are secured by a first priority security interest in and lien on our cash, inventory and accounts receivable, certain other assets and proceeds thereof. The WCC Revolving Credit Facility has a maturity date of December 31, 2018. We capitalized debt issuance costs of $0.7 million in 2014 related to the WCC Revolving Credit Facility amendments.
Our borrowing base under the WCC Revolving Credit Facility is determined by reference to our eligible inventory and accounts receivable, and is reduced by the outstanding amount of standby and commercial letters of credit. Borrowings under the WCC Revolving Credit Facility initially bear interest either at a rate 0.75% in excess of the base rate or at a rate 2.75% per annum in excess of LIBOR, at our election. An unused line fee of 0.50% per annum is payable monthly on the average unused amount of the revolver.
The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement require that we meet or exceed certain specified minimum fixed charge coverage ratios, as defined, including a consolidated ratio of 1.15. The Company met these covenant requirements as of December 31, 2015, and we expect compliance with our covenants to continue.
WMLP Term Loan Facility
On December 31, 2014, WMLP entered into its WMLP Term Loan Facility, which consists of a $175.0 million term loan, with an option for an additional $120.0 million in term loans for acquisitions, which was exercised on August 1, 2015 to finance the Kemmerer Drop. The WMLP Term Loan Facility matures in December 2018. Borrowings under the WMLP Term Loan Facility are secured by substantially all of WMLP’s physical assets. Proceeds of the WMLP Loan were used to retire WMLP’s previously existing first and second lien credit facilities and to pay fees and expenses related to its existing credit facility, with the remaining proceeds being available as working capital.
As of December 31, 2015, the $299.2 million outstanding under the WMLP Term Loan Facility bears interest at a variable rate per annum equal to, at the WMLP’s option, LIBOR with a floor of 0.75% plus 8.50% or the Reference Rate (as defined in the WMLP Financing Agreement). As of December 31, 2015, the WMLP Term Loan Facility had a cash interest rate of 9.25%, consisting of the LIBOR floor of (0.75%) plus 8.5%.
The WMLP Term Loan Facility also provides for Paid-In-Kind Interest (“PIK Interest”) at a variable rate per annum between 1.00% and 3.00% based on WMLP’s total net leverage ratio. The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then outstanding principal amount of the term loan under the WMLP Term Loan Facility. PIK Interest under the WMLP Term Loan Facility was $6.9 million for the year ended December 31, 2015.
In connection with the Kemmerer Drop, the WMLP Term Loan Facility was amended on July 31, 2015 to (i) allow WMLP to make distributions in an aggregate amount not to exceed $15.0 million (previously $7.5 million) without pro forma compliance with the consolidated total net leverage ratio or fixed charge coverage ratio, and (ii) at any time that WMLP has a revolving loan facility available, require it to have liquidity of at least $7.5 million (previously $5.0 million), after giving effect to such distributions and applying availability under such revolving loan facility towards satisfying the liquidity requirement.

The WMLP Term Loan Facility contains customary financial and other covenants. As of December 31, 2015, WMLP was in compliance with all covenants under the terms of the WMLP Term Loan Facility, and we expect compliance with our covenants to continue.
Capital Leases

During the year ended December 31, 2015, we entered into $15.2 million of new capital leases.
Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by our heritage health and pension obligations as follows:

	2016 Expected	2015 Actual	2014 Actual	2013 Actual
	(In millions)
Postretirement medical benefits	$12.5	$13.7	$11.8	$12.0
CBF premiums	1.8	1.8	2.0	2.2
Workers’ compensation benefits	0.4	0.4	0.4	0.6
Total heritage health payments	14.7	15.9	14.2	14.8

Pension contributions	0.5	0.7	4.1	0.6
Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating activities, investing activities, and financing activities for the twelve months ended December 31, 2015 and December 31, 2014.

	Years Ended December 31,
	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$45,562	$50,353
Investing activities	(70,801)	(432,772)
Financing activities	36,723	338,706
Cash provided by operating activities is consistent year-over-year, while cash used in investing activities has decreased by $362.0 million primarily as a result of a decrease in cash payments related to acquisitions. Cash provided by financing activities decreased as a result of lower borrowings from long-term debt in order to finance our acquisitions in 2015 compared to 2014. In the current year our cash flows were impacted by the following transactions:

	Year Ended December 31,
	2015	Statement of Cash Flow Impact
	(In thousands)
Cash interest paid, including semi-annual interest payments commencing July 1, 2015	$(73.0)	Cash used by operating activities
Repayment of customer advance	$(17.0)	Cash used by operating activities
Increase in working capital primarily driven by Buckingham Acquisition and other	$(21.4)	Cash used by operating activities
Payments made in reduction of asset retirement obligations	$(20.7)	Cash used by operating activities
Increases in bond collateral for mining operations and forward power purchase contracts	$(10.4)	Cash used by operating activities
Payments in settlement of our restructuring liabilities	$(9.0)	Cash used by operating activities
Fees paid related to debt refinancings, acquisitions, and the Kemmerer Drop	$(18.5)	Cash used by operating activities and financing activities
Payments to reduce capital lease obligations, including approximately $5.0 million of early payments to facilitate the Kemmerer Drop	$(46.4)	Cash used by financing activities
Net repayments on revolving lines of credit, primarily paying off Buckingham Acquisition	$(7.6)	Cash used by financing activities
These net cash outflows were offset by cash flows from operating activities, the proceeds from additional borrowings on the WCC Term Loan Facility, and proceeds from additional borrowings on the WMLP Term Loan Facility related to the Kemmerer Drop.
Contractual Obligations and Commitments
The following table presents information about our contractual obligations and commitments as of December 31, 2015, and the effects we expect such obligations to have on liquidity and cash flow in future periods. Some of the amounts below are estimates. We discuss these obligations and commitments elsewhere in this filing.

	Payments Due by Period
	Total	2016	2017-2018	2019-2020	After 2020
	(In thousands)
Long-term debt obligations (principal and interest)	$1,403,518	$91,297	$505,768	$425,828	$380,625
Capital lease obligations (principal and interest)	75,292	35,467	34,192	5,633	—
Operating lease obligations	32,728	12,390	12,897	5,081	2,360
Purchase obligations	29,937	29,807	130	—	—
Other long-term liabilities(1)	1,600,930	71,561	105,938	140,693	1,282,738
Totals	$3,142,405	$240,522	$658,925	$577,235	$1,665,723

_____________________

(1)
Represents benefit payments for our postretirement medical benefits, black lung, workers’ compensation, and combined benefit fund plans, as well as contributions for our defined benefit pension plans and final reclamation costs.

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.
The policies and estimates discussed in this section are considered critical because they had or could have a material impact on our financial statements, and because they require significant judgments, assumptions or estimates. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and such differences could be material.
Postretirement Medical Benefits
We have an obligation to provide postretirement medical benefits to our former employees and their dependents. Detailed information related to this liability is included in Note 9 to our consolidated financial statements.
Our liability for our employees’ postretirement medical benefit costs is recorded on our consolidated balance sheets in amounts equal to the actuarially determined liability, as this obligation is not funded. We use various assumptions including the discount rate and future cost trends, to estimate the cost and obligation for this item. Our discount rate for postretirement medical benefit is determined by utilizing a hypothetical bond portfolio model, which approximates the future cash flows necessary to service our liability. This model is calculated using a yield curve that is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields. Our discount rates at December 31, 2015 ranged from 4.10% - 4.65% compared to a range of 3.75% - 4.25% at December 31, 2014.
Our medical care cost trend assumption is developed by annually examining the historical trend of our cost per claim data and projecting forward the participant claims and our current benefit coverage. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could differ materially from our current estimates. Moreover, regulatory changes could increase our obligation to satisfy these or additional obligations.
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

	Postretirement Medical Benefits
Health Care Cost Trend Rate	1% Increase	1% Decrease
	(In thousands)
Effect on service and interest cost components	$3,235	$(2,444)
Effect on postretirement medical benefit obligation	$41,360	$(33,667)
Asset Retirement Obligations, Final Reclamation Costs and Reserve Estimates
Our asset retirement obligations primarily consist of cost estimates for final reclamation of surface land and support facilities at both surface mines and power plants in accordance with federal and state reclamation laws. Asset retirement obligations are based on projected pit configurations and are determined for each mine using estimates and assumptions including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage, the timing of these cash flows, and a credit-adjusted, risk-free rate. As changes in estimates occur such as mine plan revisions, changes in estimated costs, or changes in timing of the final reclamation activities, the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free rate to the changes. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different from currently estimated. Moreover, regulatory changes could increase our obligation to perform final reclamation and mine closing activities.
Income Taxes and Deferred Income Taxes
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
As of December 31, 2015, the Company had significant deferred tax assets. The deferred tax assets include U.S. federal, state regular and foreign NOLs, AMT credit carryforwards, ICTC carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income. The Company has determined that since its net deductible temporary differences will not reverse for the foreseeable future, and it is unable to forecast that it will have regular taxable income when they do reverse, a full valuation allowance is required for these deferred tax assets.
Valuation of Long-Lived Assets
The carrying amount of long-lived tangible and intangible assets assets to be held and used in the business are reviewed for impairment when events or circumstances warrant such a review. Indicators of impairment include, but are not limited to: a significant change in the extent or manner in which an asset is used; a change in customer demand that could affect the value of the asset group; a significant decline in the observable market value of an asset group; or a significant adverse change in legal factors or in the business climate that could affect the value of the asset group.
Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Coal mining assets are generally grouped at the mine level, and our ROVA operations also constitute an asset group.
When indicators of impairment are present, the Company evaluates its long-lived assets for recoverability by comparing the estimated undiscounted cash flows expected to be generated by those assets under various assumptions to their carrying amounts. If such undiscounted cash flows indicate that the carrying value of the asset group is not recoverable, impairment losses are measured by comparing the estimated fair value of the asset group to its carrying amount. Fair value is generally determined through the use of an expected present value technique based on the income approach. The estimated future cash flows and underlying assumptions used to assess recoverability and, if necessary, measure the fair value of the Company's long-lived asset groups are derived from those developed in connection with the Company's planning and budgeting process. Our estimated future cash flows for our ROVA asset group also utilize projected power prices in addition to the estimated cash flows developed by our planning and budgeting process. The Company believes its assumptions to be consistent with those a market participant would use for valuation purposes.
For the year ended December 31, 2015 we recorded an impairment charge of $133.1 million related to our ROVA asset group, which is comprised of property, plant, and equipment used to generate electricity in our Power Segment primarily as a result of a continued decline in forecasted power prices. We also recorded a $3.1 million impairment charge related to certain long-lived assets at our Coal Valley mine due primarily to continued decreases in coal prices in the export market that the mine serves.
Business Combination Measurements
Acquisitions are accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates. These adjustments may be significant and will be accounted for in the period they are identified.

Recent Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for a full description of recent accounting pronouncements and our expectation of their impact on our Consolidated Financial Statements.

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
We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation, postretirement medical benefit and other obligations as follows as of December 31, 2015:

	Reclamation Obligations	Workers’ Compensation Obligations	Post Retirement Medical Benefit Obligations	Other	Total
	(In thousands)
Surety bonds	$384,093	$9,113	$9,068	$11,910	$414,184
Letters of credit	103,230	—	—	14,361	117,591
	$487,323	$9,113	$9,068	$26,271	$531,775

ITEM 7A	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk, which includes adverse changes in commodity prices and interest rates, and credit risk.
Commodity Price Risk
We are exposed to commodity price risk on sales of power at our ROVA facility. We have entered into derivative contracts to purchase power in the future at fixed prices. Such derivative contracts are structured to manage our exposure to changing power prices and not for trading. For the year ended December 31, 2015 and 2014, we incurred losses related to these derivative contracts of $5.6 million and $31.1 million, respectively. Since any resales which we may make in the open market under these derivative contracts would be made at prevailing market prices, we may be subject to further losses under these hedging arrangements in the event that the market price for power falls below the level of our hedged position. Based on current market pricing trends, we may experience further losses under these hedging arrangements before the market price for power regains a level which is commensurate with our hedged position. If these trends continue, these losses could continue to adversely impact our results of operations and cash flows, and anticipated future cash losses are likely to be material. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at December 31, 2015. A hypothetical 10 percent decrease in future power prices would decrease future earnings related to derivatives by $14.3 million. Similarly, a hypothetical 10 percent increase in future power prices would increase future earnings related to derivatives by $14.3 million.
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
For our coal contracts which are not cost protected, we have exposure to price risk for supplies that are used in the normal course of production such as diesel fuel and explosives. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time to time. At December 31, 2015, we had fuel supply contracts outstanding with a minimum purchase requirement of 3.9 million gallons of diesel fuel per year. These contracts qualify for the normal purchase normal sale exception under hedge accounting.
Interest Rate Risk
We are exposed to market risk associated with interest rates due to our existing indebtedness that is indexed to either prime rate or LIBOR. Our WCC Term Loan Facility had an outstanding balance of $327 million as of December 31, 2015 and has interest rates that fluctuate based on changes in market rates. An increase in the interest rates related to the WCC Term Loan Facility of 100 basis points would result in an annualized increase of $1.7 million in interest expense based on interest rates in effect at December 31, 2015. A decrease of 100 basis points would not have an effect. We have not historically used interest rate hedging instruments to manage our interest rate risk.
Credit Risk
We are exposed to credit loss in the event of non-performance by our counterparties. We attempt to manage this exposure by entering into agreements with counterparties that meet our credit standards and that are expected to fully satisfy their obligations under the contracts. These steps may not always be effective in addressing counterparty credit risk.
Foreign Currency Exchange Rates
We are exposed to the effects of changes in exchange rates primarily from the Canadian dollar at our Canadian operations. To address the risks arising from adverse changes in foreign currency exchange rates from our planned cash flows in the Canadian Acquisition we entered into various derivative contracts. All decisions on derivative contracts are authorized and executed pursuant to our policies and procedures, which do not allow the use of financial instruments for trading purposes. There were no foreign currency derivative contracts outstanding as of December 31, 2015 and 2014.

ITEM 8	—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Westmoreland Coal Company and subsidiaries
We have audited the accompanying consolidated balance sheets of Westmoreland Coal Company and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westmoreland Coal Company and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Denver, Colorado
March 11, 2016

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$22,936	$14,258
Receivables:
Trade	134,141	143,052
Loan and lease receivables	6,157	10,493
Contractual third-party reclamation receivables	8,020	12,462
Other	11,598	19,923
	159,916	185,930
Inventories	121,858	133,855
Other current assets	16,103	13,645
Total current assets	320,813	347,688
Property, plant and equipment:
Land and mineral rights	476,447	500,226
Plant and equipment	790,677	956,112
	1,267,124	1,456,338
Less accumulated depreciation, depletion and amortization	554,008	528,676
Net property, plant and equipment	713,116	927,662
Loan and lease receivables	49,313	73,180
Advanced coal royalties	19,781	17,508
Reclamation deposits	77,364	77,907
Restricted investments and bond collateral	140,807	164,389
Contractual third-party reclamation receivables, less current portion	86,915	104,021
Investment in joint venture	27,374	33,409
Intangible assets, net of accumulated amortization of $15.9 million and $15.3 million at December 31, 2015 and December 31, 2014, respectively	29,190	31,315
Other assets	37,723	39,416
Total Assets	$1,502,396	$1,816,495
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	December 31, 2015	December 31, 2014
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$38,852	$43,136
Revolving lines of credit	1,970	9,576
Accounts payable and accrued expenses:
Trade and other accrued liabilities	109,850	149,514
Interest payable	15,527	2,699
Production taxes	46,895	45,747
Postretirement medical benefits	13,855	13,263
Pension and SERP	368	368
Deferred revenue	10,715	13,175
Asset retirement obligations	43,950	43,289
Other current liabilities	30,688	53,130
Total current liabilities	312,670	373,897
Long-term debt, less current installments	1,004,892	932,075
Workers’ compensation, less current portion	5,068	6,315
Excess of black lung benefit obligation over trust assets	17,220	11,252
Postretirement medical costs, less current portion	285,518	293,156
Pension and SERP obligations, less current portion	44,808	49,779
Deferred revenue, less current portion	24,613	35,255
Asset retirement obligations, less current portion	375,813	409,456
Intangible liabilities, net of accumulated amortization of $9.8 million at December 31, 2015 and $13.5 million at December 31, 2014, respectively	3,470	4,538
Deferred income taxes	—	21,769
Other liabilities	30,208	28,448
Total liabilities	2,104,280	2,165,940
Shareholders’ deficit:
Preferred stock of $1.00 par value
Authorized 5,000,000 shares; no issued and outstanding shares at December 31, 2015 and 91,669 shares issued and outstanding at December 31, 2014	—	92
Common stock of $0.01 par value as of December 31, 2015 and $2.50 par value as of December 31, 2014
Authorized 30,000,000 shares; Issued and outstanding 18,162,148 shares at December 31, 2015 and 17,102,777 shares at December 31, 2014, respectively	182	42,756
Other paid-in capital	240,721	185,644
Accumulated other comprehensive loss	(171,300)	(124,296)
Accumulated deficit	(672,219)	(468,902)
Total shareholders’ deficit	(602,616)	(364,706)
Noncontrolling interests in consolidated subsidiaries	732	15,261
Total deficit	(601,884)	(349,445)
Total Liabilities and Deficit	$1,502,396	$1,816,495
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenues	$1,411,048	$1,115,992	$674,686
Cost, expenses and other:
Cost of sales	1,145,443	899,930	535,320
Depreciation, depletion and amortization	131,491	100,778	67,231
Selling and administrative	112,972	100,528	50,721
Heritage health benefit expenses	14,573	13,388	13,418
Loss (gain) on sales of assets	4,866	1,232	(74)
Loss on impairment	136,210	—	—
Restructuring charges	656	14,989	5,078
Derivative loss	5,587	31,100	—
Income from equity affiliates	(5,409)	(3,159)	—
Other operating loss (income)	(3,000)	181	(22,370)
	1,543,389	1,158,967	649,324
Operating income (loss)	(132,341)	(42,975)	25,362
Other income (expense):
Interest expense	(104,215)	(84,234)	(39,937)
Loss on extinguishment of debt	(5,385)	(49,154)	(64)
Interest income	7,993	6,400	1,366
Gain (loss) on foreign exchange	3,674	(4,016)	—
Other income	1,740	1,031	364
	(96,193)	(129,973)	(38,271)
Loss before income taxes	(228,534)	(172,948)	(12,909)
Income tax expense (benefit)	(19,767)	232	(4,782)
Net loss	(208,767)	(173,180)	(8,127)
Less net loss attributable to noncontrolling interest	(5,453)	(921)	(3,430)
Net loss attributable to the Parent company	(203,314)	(172,259)	(4,697)
Less preferred stock dividend requirements	3	859	1,360
Net loss applicable to common shareholders	$(203,317)	$(173,118)	$(6,057)
Net loss per share applicable to common shareholders:
Basic and diluted	$(11.36)	$(10.86)	$(0.42)
Weighted average number of common shares outstanding:
Basic and diluted	17,905	15,941	14,491
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net loss	$(208,767)	$(173,180)	$(8,127)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	1,347	983	3,490
Adjustments to accumulated actuarial losses and transition obligations, pension	160	(24,793)	28,974
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefits	1,308	18	4,005
Adjustments to accumulated actuarial gains, postretirement medical benefits	7,322	(19,442)	53,230
Change in foreign currency translation adjustment	(52,021)	(17,880)	—
Unrealized and realized gains and losses on available-for-sale securities	(1,738)	413	(57)
Tax effect of other comprehensive income gains	(3,382)	—	(4,892)
Other comprehensive income (loss)	(47,004)	(60,701)	84,750
Comprehensive income (loss) attributable to Westmoreland Coal Company	$(255,771)	$(233,881)	$76,623
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Deficit
Years Ended December 31, 2013, 2014 and 2015

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2012	159,960	$160	14,201,411	$35,502	$130,852	$(148,345)	$(289,727)	$(14,673)	$(286,231)
Preferred dividends declared	—	—	—	—	—	—	(1,360)	—	(1,360)
Common stock issued as compensation	—	—	224,129	560	4,762	—	—	—	5,322
Assumption of noncontrolling interest of subsidiary	—	—	—	—	—	—	—	18,103	18,103
Issuance of restricted stock	—	—	166,691	417	(753)	—	—	—	(336)
Net loss	—	—	—	—	—	—	(4,697)	(3,430)	(8,127)
Other comprehensive income	—	—	—	—	—	84,750	—	—	84,750
Balance at December 31, 2013	159,960	160	14,592,231	36,479	134,861	(63,595)	(295,784)	—	(187,879)
Preferred dividends declared	—	—	—	—	—	—	(859)	—	(859)
Common stock issued as compensation	—	—	47,386	116	5,966	—	—	—	6,082
Common stock options exercised	—	—	35,000	88	662	—	—	—	750
SARs exercised	—	—	16,130	40	(40)	—	—	—	—
Conversion of preferred stock	(68,291)	(68)	466,537	1,168	(1,100)	—	—	—	—
Common stock issued to pension plan assets	—	—	46,323	117	1,824	—	—	—	1,941
Offering shares	—	—	1,684,507	4,211	52,262	—	—	—	56,473
Issuance of restricted stock	—	—	214,663	537	(3,383)	—	—	—	(2,846)
Change in WMLP ownership percentage	—	—	—	—	(5,408)	—	—	5,408	—
Westmoreland Resource Partners, LP acquisition	—	—	—	—	—	—	—	10,774	10,774
Net loss	—	—	—	—	—	—	(172,259)	(921)	(173,180)
Other comprehensive loss	—	—	—	—	—	(60,701)	—	—	(60,701)
Balance at December 31, 2014	91,669	92	17,102,777	42,756	185,644	(124,296)	(468,902)	15,261	(349,445)
Preferred dividends declared	—	—	—	—	—	—	(3)	—	(3)
WMLP distributions	—	—	—	—	—	—	—	(797)	(797)
Common stock issued as compensation	—	—	269,567	100	7,648	—	—	—	7,748
Conversion of convertible notes and securities	(91,669)	(92)	604,557	1,511	(1,738)	—	—	—	(319)
Issuance of restricted stock	—	—	185,247	408	(3,705)	—	—	—	(3,297)
Change in WMLP ownership percentage	—	—	—	—	8,279	—	—	(8,279)	—
Change in par value of common stock from $2.50 to $0.01	—	—	—	(44,593)	44,593	—	—	—	—
Net loss	—	—	—	—	—	—	(203,314)	(5,453)	(208,767)
Other comprehensive loss	—	—	—	—	—	(47,004)	—	—	(47,004)
Balance at December 31, 2015	—	$—	18,162,148	$182	$240,721	$(171,300)	$(672,219)	$732	$(601,884)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(208,767)	$(173,180)	$(8,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	131,491	100,778	67,231
Accretion of asset retirement obligation and receivable	28,207	21,604	12,681
Non-cash tax benefits	(3,625)	—	(4,892)
Share-based compensation	7,748	6,082	5,322
Loss (gain) on sales of assets	4,866	1,232	(74)
Non-cash interest expense	6,857	—	—
Amortization of deferred financing costs	10,601	3,481	3,731
Loss on extinguishment of debt	4,445	49,154	64
Loss on derivative instruments	5,587	31,100	—
(Gain) loss on foreign exchange	(3,674)	4,016	—
Loss on impairment	136,210	—	—
Income from equity affiliates	(5,409)	(3,159)	—
Distributions from equity affiliates	7,057	4,042	—
Deferred income tax	(17,457)	(230)	—
Other	(2,497)	3,635	(339)
Changes in operating assets and liabilities:
Receivables	1,987	(403)	(7,636)
Inventories	2,010	45,335	(2,512)
Excess of black lung benefit obligation over trust assets	4,168	2,577	319
Accounts payable and accrued expenses	(11,016)	(37,763)	13,579
Deferred revenue	(13,094)	(12,246)	(9,078)
Income tax payable	(595)	1,674	(1)
Accrual for workers' compensation	(1,328)	(475)	(2,069)
Asset retirement obligations	(17,368)	(7,661)	(9,410)
Accrual for postretirement medical benefits	1,584	2,665	7,721
Pension and SERP obligations	(1,034)	(2,186)	2,388
Other assets and liabilities	(21,392)	10,281	11,819
Net cash provided by operating activities	45,562	50,353	80,717
Cash flows from investing activities:
Additions to property, plant and equipment	(77,921)	(50,326)	(28,591)
Change in restricted investments and bond collateral and reclamation deposits	(28,670)	(52,514)	1,434
Cash payments in escrow for future acquisitions	34,000	(34,000)	—
Cash payments related to acquisitions and other	(32,529)	(352,635)	—
Cash acquired related to acquisition, net	2,780	8,173	—
Net proceeds from sales of assets	2,224	38,740	902
Proceeds from the sale of restricted investments	15,532	8,677	8,287
Payments related to loan and lease receivables	21,954	(5,682)	—

Receipts from loan and lease receivables	(5,654)	8,039	—
Other	(2,517)	(1,244)	(3,929)
Net cash used in investing activities	(70,801)	(432,772)	(21,897)
Cash flows from financing activities:
Change in book overdrafts	2,290	141	310
Borrowings from long-term debt, net of debt discount	199,359	1,315,947	—
Repayments of long-term debt	(148,071)	(955,177)	(28,088)
Borrowings on revolving lines of credit	201,746	25,000	7,000
Repayments on revolving lines of credit	(209,351)	(15,424)	(7,000)
Debt issuance costs and other refinancing costs	(8,132)	(88,144)	(182)
Preferred dividends paid	(3)	(859)	(1,360)
Proceeds from issuance of common shares	—	56,473	—
Exercise of stock options	—	749	—
Redemption of preferred stock	(318)	—	—
Distributions to noncontrolling interests	(797)	—	—
Net cash provided by (used in) financing activities	36,723	338,706	(29,320)
Effect of exchange rate changes on cash	(2,806)	(3,139)	—
Net increase (decrease) in cash and cash equivalents	8,678	(46,852)	29,500
Cash and cash equivalents, beginning of year	14,258	61,110	31,610
Cash and cash equivalents, end of year	$22,936	$14,258	$61,110
Supplemental disclosures of cash flow information:
Cash paid for interest	$72,972	$85,047	$36,252
Cash paid (received) for income taxes	434	117	111
Non-cash transactions:
Accrued purchases of property and equipment	3,766	11,740	1,112
Capital leases and other financing sources	15,232	15,599	5,371
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Westmoreland Coal Company, or the Company, Westmoreland, WCC, or the Parent, is an energy company with our principal activities conducted within the United States and Canada. Our U.S. operations include the production and sale of coal from mines in Montana, North Dakota, Texas, and Ohio and the ownership of the Roanoke Valley power plants, or ROVA, in North Carolina. We also own the general partner of, and 93.8% of the total equity interest in, Westmoreland Resource Partners, LP (“WMLP”), a publicly traded limited partnership that owns and operates five coal mining complexes in Ohio and one coal mine in Wyoming. Our Canadian operations include the production and sale of coal from six surface mines in Alberta and Saskatchewan, selling char to the barbecue briquette industry, and a 50% interest in an activated carbon plant, which produces activated carbon for the removal of mercury from flue gas.
Consolidation Policy
The Consolidated Financial Statements of Westmoreland Coal Company include the accounts of the Company and its controlled subsidiaries. The Company provides for noncontrolling interests in consolidated subsidiaries in which the Company’s ownership is less than 100%. All intercompany accounts and transactions have been eliminated.
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
Use of Estimates
The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximate fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.
Trade Receivables
Trade receivables are recorded at the invoiced amount and generally do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2015 or 2014.
Loan and Lease Receivables

The Company periodically executes loans and finance leases at the Genesee Mine with its only customer for purposes of funding capital expenditures and working capital requirements. Finance lease and loan receivables are measured at the present value of the future lease payments at the inception of the arrangement. Lease payments received are comprised of a repayment of principal and finance income. Finance income is recognized based on the interest rate implicit in the finance lease. We recognize finance income over periods between three and twenty-seven years, which reflect a constant periodic return on our net investment in the finance lease. Initial direct costs are included in the initial measurement of the finance lease receivables and reduce the amount of income recognized over the lease term.
Inventories
Inventories include materials and supplies, which are carried at historical cost less an obsolescence reserve when necessary, and raw coal, which is carried at the lower of cost or market. Cost of coal is determined using the average cost method and includes labor, supplies, equipment, depreciation, depletion, amortization, operating overhead and other related costs.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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
Coal reserves, mineral rights and mine development costs are depleted based upon estimated recoverable proven and probable reserves. Long-term spare parts inventory begins depreciation when placed in service. Plant and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	1 to 36
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets held and used in operations for impairment as events and changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Factors that would indicate potential impairment to be present include, but are not limited to, a sustained history of operating or cash flow losses, an unfavorable change in earnings and cash flow outlook, prolonged adverse industry or economic trends and a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition.
Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Coal mining assets are generally grouped at the mine level, and our ROVA operations also constitute an asset group.
When indicators of impairment are present, the Company evaluates its long-lived assets for recoverability by comparing the estimated undiscounted cash flows expected to be generated by those assets under various assumptions to their carrying amounts. If such undiscounted cash flows indicate that the carrying value of the asset group is not recoverable, impairment losses are measured by comparing the estimated fair value of the asset group to its carrying amount. Fair value is generally determined through the use of an expected present value technique based on the income approach. The estimated future cash flows and underlying assumptions used to assess recoverability and, if necessary, measure the fair value of the Company's long-lived asset groups are derived from those developed in connection with the Company's planning and budgeting process. Our estimated future cash flows for our ROVA asset group also utilize projected power prices in addition to the estimated cash flows developed by our planning and budgeting process. The Company believes its assumptions to be consistent with those a market participant would use for valuation purposes.

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
The Company reviews its securities routinely for other-than-temporary impairment. The primary factors used to determine if an impairment charge must be recorded because a decline in value of the security is other than temporary include (i) whether the fair value of the investment is significantly below its cost basis, (ii) the financial condition of the issuer of the security, (iii) the length of time that the cost of the security has exceeded its fair value and (iv) the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Other-than-temporary impairments are recorded as a component of Other income.
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
Intangible Assets and Liabilities
Identifiable intangible assets or liabilities acquired in a business combination are recognized and reported separately from goodwill.
Workers’ Compensation Benefits
The Company is self-insured for workers’ compensation claims incurred prior to 1996. The liabilities for workers’ compensation claims are actuarially determined estimates of the ultimate losses incurred based on the Company’s experience. Adjustments to the actuarially determined liability are made annually based on subsequent developments and experience and are included in operations at the time of the revised estimate.
The Company insures its current employees through third-party insurance providers and state arrangements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Pneumoconiosis (Black Lung) Benefits
The Company is self-insured for federal and state black lung benefits for former heritage employees and has established an independent trust to pay these benefits. The Company accounts for these benefits on the accrual basis. An independent actuary annually calculates the present value of the accumulated black lung obligation. The underfunded status in 2015 and 2014 of the Company’s obligation is included as Excess of black lung benefit obligation over trust assets in the accompanying consolidated balance sheets. Actuarial gains and losses are recognized in the period in which they arise.
The Company insures its current represented employees through arrangements with its unions and its current non-represented employees are insured through third-party insurance providers. The Company maintains actuarially determined accruals to account for estimates of the ultimate losses incurred.
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
Deferred Revenue
Deferred revenues represent funding received in advance of meeting the criteria for revenue recognition. Deferred revenue is recognized as the underlying revenue recognition criteria are met, which often occurs as deliveries of coal or power are made in accordance with long-term contacts.
Asset Retirement Obligations
The Company’s asset retirement obligation, or ARO, liabilities primarily consist of estimated costs to reclaim surface land and support facilities at its mines and power plants in accordance with federal and state reclamation laws as established by each mining permit.
The Company estimates its ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. These estimates are based on projected pit configurations and are escalated for inflation, and then discounted at a credit-adjusted risk-free rate. The Company records mineral rights associated with the initial recorded liability. Mineral rights are amortized based on the units of production method over the estimated recoverable, proven and probable reserves at the related mine, and the ARO liability is accreted to the projected settlement date. Changes in estimates could occur due to revisions of mine plans, changes in estimated costs, and changes in timing of the performance of reclamation activities.
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
The Company includes interest and penalties related to income tax matters in income tax expense. Deferred tax liabilities and assets are classified as noncurrent in the statement of financial position.

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
Power Revenues
ROVA supplies power it produces and generates revenues from such sales, as well as through the settlement of related purchased power arrangements. A portion of the payment under the power sales agreement is considered to be an operating lease. The Company is recognizing amounts previously invoiced as revenue on a pro rata basis over the remaining term of the power sales agreement.
Other Operating Income (Loss)
Other operating income in the accompanying Consolidated Results of Operations reflects income from sources other than coal or power revenues. Income from the Company’s Indian Coal Tax Credit monetization transaction is recorded as Other operating income. The Company recognizes other operating income when business interruption losses have been incurred and reimbursement is realized or realizable. Insurance proceeds are included in Net cash provided by operating activities when received.
Share-Based Compensation
Share-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. These costs are recorded in Cost of sales and Selling and administrative expenses in the accompanying consolidated results of operations.
Earnings (Loss) per Share
Basic earnings (loss) per share have been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to the noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding convertible notes, stock options, stock appreciation rights, restricted stock and warrants. No such items were included in the computation of diluted loss per share for the years ended 2015, 2014 or 2013 because the Company incurred a loss from operations in each of these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Convertible notes and securities	—	626	1,093
Restricted stock units, stock options, and SARs	482	537	805
Total shares excluded from diluted shares calculation	482	1,163	1,898

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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

Foreign Currency Translation

The functional currency of the Company’s Canadian operations is the Canadian dollar. The Company’s Canadian operations’ assets and liabilities are translated at period end exchange rates, and revenues and costs are translated using average exchange rates for the period. Foreign currency translation adjustments are reported in Other comprehensive income (loss).
Reclassifications

Certain amounts in prior periods have been reclassified to conform with the presentation of 2015, with no effect on previously reported net loss, cash flows or shareholders’ deficit.
Recently Adopted Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after 15 December 2015, and interim periods within those fiscal years. Early adoption is permitted. We early adopted this guidance during 2015, with no material impact to our financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. We elected to early adopt this standard on December 31, 2015 and retrospectively apply the guidance to prior periods to allow for better comparison. This change in accounting principle had the effect of reducing the non-current liability Deferred income taxes by $13.1 million and $5.4 million as of December 31, 2014 and 2013, respectively. The current asset Deferred income taxes was also reduced to zero for each year by the same amounts.
Accounting Pronouncements Effective in the Future
In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to receive in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In April 2015, the FASB agreed to propose a one-year deferral of the revenue recognition standard's effective date. The new guidance is now effective for the interim and annual periods beginning after December 15, 2017; early application is permitted, but not before the original effective date (annual reporting periods beginning after December 15, 2016). We are currently assessing the impact that this standard will have on our consolidated financial statements and plan to adopt the guidance by its effective date.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for the interim and annual periods beginning after December 15, 2016; early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We anticipate expanded going concern related disclosures to address this guidance in the year it becomes effective.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance should be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. Management projects the impact to the financial statements resulting in balance sheet reclassification reducing the Long-term debt, less current installments balance for each of the respective periods upon adoption.
In April 2015, the FASB issued ASU 2015-05, Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance for determining whether a cloud computing arrangement (also referred to as a hosting arrangement) has a software license element and provides guidance on the appropriate accounting treatment. The new guidance should be applied on a retrospective basis. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position and does not believe its impact will be material.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842) ("ASU 2016-02"). The amendments in ASU 2016-02 require companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations generated by contracts longer than one year. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently evaluating the potential impact adopting ASU 2016-02 will have on our consolidated financial statements and footnote disclosures.
2. ACQUISITIONS
Acquisition of Buckingham Coal Company, LLC
On January 1, 2015, Westmoreland completed the acquisition of Buckingham Coal Company, LLC, an Ohio-based coal supplier (“Buckingham”), pursuant to an agreement dated January 1, 2015 among WCC Land Holding Company, Inc., an affiliate of the Company, for a total cash purchase price of $32.5 million (the “Buckingham Acquisition”). The Buckingham Acquisition has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. Of the total purchase price, $26.8 million was allocated to property plant and equipment, $12.1 million to land and mineral reserves and $6.4 million to net liabilities assumed. The Buckingham operations are included in the Company’s Coal - U.S. segment. Purchase price accounting was considered final as of December 31, 2015.
Acquisition of General Partner of Westmoreland Resource Partners, LP
On December 31, 2014, the Company completed the acquisition of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for $33.5 million in cash consideration (the “GP Acquisition”). Also on December 31, 2014 the Company completed a contribution of certain royalty-bearing coal reserves in return for 4,512,500 common units of Oxford Resource Partners, LP (the “Contribution”). In connection with these transactions, Oxford Resources GP, LLC was renamed to Westmoreland Resources GP, LLC, and Oxford Resource Partners, LP was renamed to Westmoreland Resource Partners, LP (“WMLP”). WMLP will continue to operate as a standalone, publicly traded master limited partnership, with common units trading on the NYSE under the symbol WMLP.
The completion of the GP Acquisition and the Contribution provide Westmoreland with a platform to implement a value-creating drop-down strategy, pursuant to which it intends to periodically contribute certain U.S. and Canadian coal assets to WMLP in exchange for a combination of cash and additional limited partner interests. After completion of the GP Acquisition and the Contribution, the Company owned approximately 79% of the fully diluted limited partner interests as of December 31, 2014 which increased by December 31, 2015 to 93.8% as a result of the Kemmerer Drop, described below. WMLP resumed quarterly distributions of $0.20 per unit beginning in April 2015. In addition to receiving our proportionate share of these distributions, as WMLP's general partner, the Company is entitled to incentive distribution rights.
Acquisition related costs of $0.3 million and $4.5 million have been expensed for the years ended December 31, 2015 and 2014 which are included in Selling and administrative costs.
The acquisition of the GP has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The Company has finalized the purchase price allocation for the GP acquisition, summarized as follows (in millions):

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Purchase Price:	Final as of December 31, 2015
Cash paid at closing	$30.0
Contingent consideration	3.5
Fair value of outstanding WMLP units	10.8
Total purchase consideration	$44.3

Allocation of purchase price:
Assets:
Trade receivables and other	$22.5
Inventories - materials and supplies	7.4
Inventories - coal	6.6
Other current assets	1.3
Total current assets	37.8
Land and mineral rights	40.2
Plant and equipment	134.0
Advanced coal royalties	9.2
Restricted investments and bond collateral	10.6
Intangible assets	31.0
Other assets	0.2
Total Assets	263.0
Liabilities:
Trade payables and other accrued liabilities	(19.1)
Asset retirement obligations	(7.8)
Other current liabilities	(4.0)
Total current liabilities	(30.9)
Long-term debt, less current installments	(160.1)
Asset retirement obligations, less current portion	(23.9)
Warrants	(2.0)
Other liabilities	(1.8)
Total Liabilities	(218.7)
Net Assets	44.3
Non-controlling Interest	(10.8)
Invested Equity	$33.5
No goodwill was recorded in the acquisition and a $31.0 million intangible asset related to a favorable terminal lease at a dock in Ohio will be amortized over a fifteen-year period. The favorable lease was valued based on the difference between contracted prices and market prices.
Kemmerer Drop
On August 1, 2015, we contributed 100% of the outstanding equity interests in Westmoreland Kemmerer, LLC (“Kemmerer”) to WMLP in exchange for $230 million in aggregate consideration, comprised of $115 million in cash and $115 million in newly issued WMLP Series A Convertible Units (the “Series A Units” and such transaction, the “Kemmerer Drop”). In connection with the Kemmerer Drop, all employees of Kemmerer and related employee liabilities, including but not limited to post-retirement pension obligations and post-retirement health benefits, were transferred to us. The Series A Units are convertible into common units representing limited partner interests of WMLP (“Common Units”), on a one-for-one basis, upon the earlier of (i) the date on which WMLP first makes a regular quarterly cash distribution to holders of Common Units in an amount equal to at least $0.22 per Common Unit, or (ii) a change of control of WMLP. Following the Kemmerer Drop, we hold an approximately 93.8% controlling interest in WMLP (on a fully diluted basis). The Kemmerer Drop represents a reorganization of entities under common control. Accordingly, the net assets transferred are deemed to have transferred at the $102.6 million carrying value as of the date of transfer. No gain or loss was recognized.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Canadian Acquisition
On April 28, 2014, the Company acquired Sherritt International Corporation’s coal mining operations (the “Canadian Acquisition”) which include six producing thermal coal mines in the Canadian provinces of Alberta and Saskatchewan, a char production facility, and a 50% interest in an activated carbon plant. The purchase consideration included a $282.8 million initial cash payment made on April 28, 2014, a cash payment for a working capital adjustment of $39.8 million made on June 25, 2014, and assumed liabilities of $421.3 million.
Acquisition related costs of $33.6 million have been expensed for the year ended December 31, 2014 which included a $14.2 million charge to Cost of sales related to the post-close sale of inventory written up to fair value in the acquisition, $8.3 million of expenses included in Selling and administrative costs, $6.2 million of loss on foreign exchange and $4.9 million included in Interest expense related to a bridge facility commitment fee.
The Canadian Acquisition has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The Company has finalized the purchase price allocation for the Canadian Acquisition, summarized as follows (in millions):

Purchase Price:	Final as of December 31, 2014
Cash paid - Initial payment	$282.8
Cash paid - Working capital adjustment	39.8
Total cash consideration	$322.6

Allocation of purchase price:
Assets:
Cash and cash equivalents	$26.2
Receivables	78.1
Inventories - materials and supplies	52.0
Inventories - coal	79.8
Loan and lease receivables	11.2
Deferred tax assets	8.2
Other current assets	3.4
Total current assets	258.9
Land and mineral rights	202.6
Plant and equipment	114.8
Loan and lease receivables	79.1
Contractual third-party reclamation receivables, less current portion	6.8
Investment in joint venture	36.0
Intangible assets	37.0
Other assets	8.7
Total Assets	743.9
Liabilities:
Current installments of long-term debt	(36.3)
Trade payables and other accrued liabilities	(136.1)
Asset retirement obligations	(7.8)
Total current liabilities	(180.2)
Long-term debt, less current installments	(86.3)
Asset retirement obligations, less current portion	(122.9)
Deferred tax liabilities	(31.9)
Total Liabilities	(421.3)
Net fair value	$322.6
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
As part of the Canadian Acquisition the Company became responsible for remediation work for a breach on a containment pond at a currently inactive mine that occurred on October 31, 2013. Sherritt has indemnified Westmoreland against past and future liability stemming from the incident. Accordingly, an indemnification asset of $27.9 million and a corresponding liability was recorded at April 28, 2014.
The results of the acquired operations subsequent to April 28, 2014 have been included in the Company’s consolidated results of operations.
Unaudited Pro Forma Information
The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition of the GP and the Canadian Acquisition occurred on January 1, 2013. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisitions occurred on January 1, 2013, or of future results of operations. Unaudited pro forma information for 2015 is not presented as a result of all acquired entities being consolidated for the entire year.

	Year Ended December 31,
	2014	2013
	(In thousands)
Total Revenues
As reported	$1,115,992	$674,686
Pro forma (unaudited)	$1,644,474	$1,673,538

Operating Income (Loss)
As reported	$(42,975)	$25,362
Pro forma (unaudited)	$(38,827)	$36,097

Net loss applicable to common shareholders
As reported	$(173,118)	$(6,057)
Pro forma (unaudited)	$(135,647)	$(62,595)

Net loss per share applicable to common shareholders
As reported	$(10.86)	$(0.42)
Pro forma (unaudited)	$(8.51)	$(4.32)
3. LOSS ON IMPAIRMENT

During the fourth quarter of 2015 we evaluated our ROVA asset group for impairment primarily as a result of an impairment indicator related to the continued decline in forecasted electricity prices. The asset group is comprised of property, plant, and equipment and related capital spares used to generate electricity, and resides in our Power segment. Our evaluation concluded that the long-lived assets at ROVA were impaired, and the carrying value of those assets was written down to zero as a result of an impairment charge of $133.1 million, with the charge included in the Loss on Impairment line item on the Consolidated Statement of Operations for the year ended December 31, 2015. Our fair value measurement for these assets was determined based on a probability-weighted estimate of discounted future cash flows, which are Level 3 fair value measurements. Key inputs to the fair value measurement for these assets included current forecasted electricity prices in the region ROVA serves, which we believe will continue to remain at depressed levels, as well as forecasted cost inputs based on the Company’s planning and budgeting process.
We also recorded an impairment charge of $3.1 million to the same line item on the Consolidated Statement of Operations during the year ended December 31, 2015 for certain immovable fixed assets at our Coal Valley mine, which is part

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

of the Coal-Canada segment, primarily as a result of continued declines in pricing in the export markets which Coal Valley serves.
4. INVENTORIES
Inventories consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Coal stockpiles	$38,636	$41,795
Coal fuel inventories	7,194	6,531
Materials and supplies	78,784	88,584
Reserve for obsolete inventory	(2,756)	(3,055)
Total	$121,858	$133,855

5. RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company’s restricted investments and bond collateral consist of the following:

	December 31,
	2015	2014
	(In thousands)
Coal - U.S. Segment:
Reclamation bond collateral:
Absaloka Mine	$11,810	$11,781
Colstrip Mine	3,145	3,145
Beulah Mine	1,270	1,270
Buckingham acquisition escrow	—	34,000
Coal - Canada Segment:
Reclamation bond collateral - PMRU	18,228	18,199
Reclamation bond collateral - CVRI	33,872	31,866
Coal - WMLP Segment:
Reclamation bond collateral - Ohio	6,895	10,634
Reclamation bond collateral - Kemmerer Mine	27,631	25,282
Power Segment:
Power contract collateral	22,200	12,600
Corporate Segment:
Postretirement medical benefit bond collateral	8,897	8,780
Workers’ compensation bond collateral	6,856	6,832
Total restricted investments and bond collateral	$140,804	$164,389
Coal Segments
The coal segments maintain government-required bond collateral of individual mines which assures that coal-mining operations comply with applicable federal and state regulations relating to the performance and completion of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company.
Power Segment
The power segment is required to maintain a collateral account related to its contracts to purchase power.
Corporate Segment
The Company is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain health care plans. The Company’s surety bond underwriters require collateral to issue these bonds.
Funds in the restricted investments and bond collateral accounts are not available to meet the Company’s general cash needs. The Company can invest its restricted investments and bond collateral in a limited selection of fixed-income investment options and receive the related investment returns.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

These accounts include available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss. On disposal, the cost basis of an investment sold is specifically identified, and the resulting gain or loss is reported in Other income.
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2015 are as follows:

	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$102,536	$102,536
Time deposits	2,455	2,455
Available-for-sale	35,813	35,813
	$140,804	$140,804
Available-for-Sale Restricted Investments and Bond Collateral
Available-for-sale restricted investments and bond collateral were as follows:

	December 31,
	2015	2014
	(In thousands)
Cost basis	$36,715	$33,879
Gross unrealized holding gains	167	761
Gross unrealized holding losses	(1,069)	(583)
Fair value	$35,813	$34,057
Maturities of available-for-sale securities were as follows at December 31, 2015:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$1,127	$1,057
Due in five years or less	15,522	14,896
Due after five years to ten years	5,142	4,939
Due in more than ten years	14,924	14,921
	$36,715	$35,813
In 2015, 2014, and 2013, the Company recorded gains of $0.1 million, $0.3 million, and less than $0.1 million, respectively, on the sale of available-for-sale securities held as restricted investments and bond collateral.
6. INTANGIBLE ASSETS AND LIABILITIES
Our intangible assets resulted from our acquisition, as part of a business combination, of contracts with terms that are favorable to prevailing market prices at the time of acquisition. Amortization of intangible assets recognized in Cost of sales was zero in 2015, $1.2 million in 2014 and $1.7 million in 2013.
Our intangible liabilities resulted from our acquisition, as part of a business combination, of contracts with terms that are unfavorable to prevailing market prices at the time of acquisition. Amortization of intangible liabilities recognized in Revenues was $1.0 million in 2015, 2014, and 2013.
The intangible assets and liabilities are generally amortized straight-line over the life of the related contract. The estimated amortization amounts from intangibles assets and liabilities for each of the next five years as of December 31, 2015 are as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Amount of Amortization to Recognize in Revenues	Amount of Amortization to Recognize in Cost of Sales
	(In thousands)
2016	$1,068	$2,130
2017	1,068	2,130
2018	1,068	2,130
2019	267	2,105
2020	—	2,096
7. RESTRUCTURING CHARGES
In 2013, the Company entered into an agreement with Virginia Power to renegotiate the remaining five years of the ROVA contract (the “ROVA Restructuring Plan”). Total restructuring charges related to the ROVA Restructuring Plan were $5.5 million and all were recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. Restructuring expenses related to the ROVA Restructuring Plan impacted our Power Segment and all actions related to this restructuring plan have been completed.
During 2014, the Company initiated strategic changes related to the Canadian Acquisition and the GP Acquisition (collectively, the “Acquisition Restructuring Plans”). Total expected restructuring charges related to the Acquisition Restructuring Plans of $15.2 million have been recorded to the restructuring expense line item within our consolidated statements of operations as they were incurred. Charges related to the Acquisition Restructuring Plans were comprised of one-time employee termination benefits and impacted all segments except for our Power Segment. The table below represents the restructuring provision activity related to the restructuring plans (in millions):

	ROVA Restructuring Plan	Acquisition Restructuring Plans	Total
Balance, December 31, 2013	$5.1	$—	$5.1
Restructuring Charges	0.5	14.5	15.0
Cash Payments	(5.2)	(5.7)	(10.9)
Balance, December 31, 2014	0.4	8.8	9.2
Restructuring Charges	—	0.7	0.7
Cash Payments	(0.4)	(8.6)	(9.0)
Balance, December 31, 2015	$—	$0.9	$0.9

8. LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding December 31,
	2015	2014
	(In thousands)
8.75% Notes	$350,000	$350,000
WCC Term Loan Facility	327,172	350,000
WMLP Term Loan Facility	299,248	175,000
Capital lease obligations	71,168	109,351
Revolving line of credit	1,970	9,576
Other	7,251	4,062
Debt discount	(11,095)	(13,202)
Total debt outstanding	1,045,714	984,787
Less current installments	(40,822)	(52,712)
Total debt outstanding, less current installments	$1,004,892	$932,075

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following table presents aggregate contractual debt maturities of all long-term debt:

As of December 31, 2015
(In thousands)
2016	$40,822
2017	31,846
2018	11,094
2019	307,733
2020	315,314
Thereafter	350,000
Total	1,056,809
Less: debt discount	(11,095)
Total debt	$1,045,714
8.75% Notes due 2022 (the “8.75% Notes”)
On December 16, 2014 (the “Closing Date”), the Company completed the issuance of $350.0 million in aggregate principal amount of 8.75% Notes. The 8.75% Notes were issued at a 1.292% discount, mature on January 1, 2022, and bear a fixed interest rate of 8.75% payable semiannually, on January 1 and July 1 of each year, commencing July 1, 2015. The 8.75% Notes are the Company’s senior secured obligations, rank equally in right of payment with all of the Company’s existing and future senior obligations, including the WCC Term Loan Facility defined below under “WCC Term Loan Facility,” and rank senior to all of the Company’s existing and future indebtedness that is expressly subordinated to the 8.75% Notes. The 8.75% Notes have not been registered under the Securities Act of 1933. In 2014, the Company capitalized debt issuance costs of $10.2 million in connection with the 8.75% Notes.
The Company may redeem all or part of the 8.75% Notes beginning on January 1, 2018 at the redemption prices set forth in the 8.75% Notes agreement, and prior to January 1, 2018 at 100% of the principal amount plus the applicable premium described in the 8.75% Notes agreement. In addition, at any time prior to January 1, 2018, the Company may redeem up to 35% of the aggregate principal amount of the 8.75% Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 108.75% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the redemption date, subject to certain conditions.
The 8.75% Notes are guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC and Westmoreland Resources, Inc. and their respective subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc. and certain other immaterial subsidiaries). The 8.75% Notes are not guaranteed by Westmoreland Canada LLC or any of its subsidiaries, nor are they guaranteed by Westmoreland Resources GP, LLC or Westmoreland Resource Partners, LP or any of its subsidiaries, referred to as the Non-guarantors.
The 8.75% Notes and the guarantees are secured equally and ratably with the WCC Term Loan Facility (i) by first priority liens on substantially all of the Company’s and the guarantor parties’ tangible and intangible assets (excluding certain equity interests, mineral rights and sales contracts and certain assets subject to existing liens) and (ii) subject to the WCC Revolving Credit Facility (as defined below), a second priority lien on substantially all cash, accounts receivable and inventory of the Company and the guarantors, and any other property with respect to, evidencing or relating to such cash, accounts receivable and inventory (whether now owned or hereinafter arising or acquired) and the proceeds and products thereof, subject in each case to permitted liens and certain exclusions (the “Notes Collateral”). The Notes Collateral is shared equally with the lenders under the WCC Term Loan Facility, who hold identical first and second priority liens, as applicable, on the Notes Collateral.
The 8.75% Notes restrict the Company’s and its restricted subsidiaries’ ability to, among other things, (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) declare or pay dividends on, or make other distributions in respect of, their capital stock; (iii) purchase or redeem or otherwise acquire for value any capital stock or subordinated indebtedness; (iv) make investments, other than permitted investments; (v) create certain liens or use assets as security; (vi) enter into agreements restricting the ability of any restricted subsidiary to pay dividends, make loans, or any other distributions to the Company or other restricted subsidiaries; (vii) engage in transactions with affiliates; and (viii) consolidate or merge with or into other companies or transfer all or substantially all of their assets.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The 8.75% Notes contains, among other provisions, events of default and various affirmative and negative covenants. As of December 31, 2015, the Company was in compliance with all covenants for the 8.75% Notes.
WCC Term Loan Facility due 2020
Effective as of the Closing Date, the Company entered into a WCC Term Loan Facility which provided for a $350.0 million term loan facility with a single advance made on the Closing Date. The WCC Term Loan Facility was issued at a 2.5% discount and matures on December 16, 2020. Borrowings under the WCC Term Loan Facility initially bear interest at one-month London Interbank Offered Rate (“LIBOR”) plus 6.50%. The interest rate at December 31, 2015 was 7.50%. In 2014, the Company capitalized debt issuance costs of $8.4 million in connection with the WCC Term Loan Facility.
The WCC Term Loan Facility contains customary affirmative covenants, negative covenants, and events of default. Pursuant to the terms and provisions of the Guaranty and Collateral Agreement, dated the Closing Date, the obligations under the WCC Term Loan Facility are secured by identical first and second priority liens, as applicable, on the Notes Collateral. As of December 31, 2015, the Company was in compliance with all covenants for the WCC Term Loan Facility.
The WCC Term Loan Facility is guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC, Westmoreland Resources, Inc. and certain other direct and indirect subsidiaries of the Company (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc., Westmoreland Canada, LLC, Westmoreland Resources GP, LLC, Westmoreland Resource Partners, LP and certain other immaterial subsidiaries).
WCC Term Loan Facility Add-on
On January 22, 2015, the Company amended the WCC Term Loan Facility to increase the borrowings by $75.0 million, for an aggregate principal amount of $425.0 million as of that date. The amendments to the WCC Term Loan Facility were made in connection with the acquisition of Buckingham Coal Company, LLC. Net proceeds were $71.0 million after a 2.5% discount, 1.5% broker fee, a consent fee of 1.17%, and $0.1 million of additional debt issuance costs.
In conjunction with the Kemmerer Drop, the Company amended the WCC Term Loan Facility to remove Kemmerer as a guarantor. In addition, $94.1 million of the proceeds received from WMLP related to the Kemmerer Drop were used to pay down the WCC Term Loan Facility.
WMLP Term Loan Facility due 2018
On December 31, 2014, WMLP entered into a WMLP Term Loan Facility which consists of a $175.0 million term loan, with an option for an additional $120.0 million in term loans for acquisitions, which was exercised on August 1, 2015 to finance the Kemmerer Drop. The WMLP Term Loan Facility matures in December 2018. Borrowings under the WMLP Term Loan Facility are secured by substantially all of WMLP’s physical assets. Proceeds from the credit facility were used to retire WMLP’s previously existing first and second lien credit facilities and to pay fees and expenses related to its existing credit facility, with the remaining proceeds being available as working capital.
As of December 31, 2015, the $299.2 million outstanding under the WMLP Term Loan Facility bears interest at a variable rate per annum equal to, at the WMLP’s option, the LIBOR floor of 0.75% plus 8.5% or the Reference Rate (as defined in the WMLP Financing Agreement). As of December 31, 2015, the WMLP Term Loan Facility had a cash interest rate of 9.25%, consisting of the LIBOR floor (0.75%) plus 8.5%.
The WMLP Term Loan Facility also provides for Paid-In-Kind Interest (“PIK Interest”) at a variable rate per annum between 1.00% and 3.00% based on WMLP’s total net leverage ratio. The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then outstanding principal amount of the term loan under the WMLP Term Loan Facility. PIK Interest under the WMLP Term Loan Facility was $6.9 million for the year ended December 31, 2015.
In connection with the Kemmerer Drop, the WMLP Term Loan Facility was amended on July 31, 2015 to (i) allow WMLP to make distributions in an aggregate amount not to exceed $15.0 million (previously $7.5 million) without pro forma compliance with the consolidated total net leverage ratio or fixed charge coverage ratio, and (ii) at any time that WMLP has a revolving loan facility available, require it to have liquidity of at least $7.5 million (previously $5.0 million), after giving effect to such distributions and applying availability under such revolving loan facility towards satisfying the liquidity requirement.
The WMLP Term Loan Facility contains customary financial and other covenants. As of December 31, 2015, WMLP was in compliance with all covenants under the terms of the WMLP Term Loan Facility.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The WCC Revolving Credit Facility
During the first quarter of 2014, the Company amended its WCC Revolving Credit Facility, or Revolver, to increase the maximum available borrowing amount to $60.0 million. On December 16, 2014, the Company further amended the WCC Revolving Credit Facility, decreasing the maximum borrowing amount to $50.0 million in the aggregate, consisting of a $30.0 million sub-facility available in the U.S. and a $20.0 million sub-facility available in Canada. Pursuant to a June 2, 2015 amendment to the WCC Revolving Credit Facility, Westmoreland has a total aggregate borrowing capacity of $75.0 million between June 15th and August 15 of each year. The Revolver may support an equal amount of letters of credit, which would reduce the balance available under the Revolver. At December 31, 2015, availability under the WCC Revolving Credit Facility was $28.2 million with an outstanding balance of $19.8 million supporting letters of credit and a $2.0 million drawn on the revolver. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of substantially all of the Company’s subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc.,Westmoreland Resources GP, LLC, Westmoreland Resource Partners, LP and certain other immaterial subsidiaries). Pursuant to the Intercreditor Agreement, the holders of the 8.75% Notes and the WCC Term Loan Facility have a subordinate lien on these assets. The Revolver has a maturity date of December 31, 2018. The Company capitalized debt issuance costs of $0.7 million in 2014 related to the Revolver amendments.
Borrowings under the Revolver initially bear interest either at a rate 0.75% in excess of the base rate (as detailed in the Second Amended and Restated Loan Agreement) or at a rate 2.75% per annum in excess of LIBOR, at the Borrowers’ election. An unused line fee of 0.50% per annum is payable monthly on the average unused amount of the revolver.
The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include certain fixed charge coverage ratios. The fixed charge coverage ratios must meet or exceed certain specified minimums. The Company met these covenant requirements as of December 31, 2015.
Capital Leases
The Company engages in leasing transactions for equipment utilized in its mining operations. At December 31, 2015 and 2014, the capital leases outstanding had a weighted average interest rate of 4.51% and 4.66%, respectively, and mature at various dates beginning in 2016 through 2020. During the year ended December 31, 2015, the Company entered into $15.2 million of new capital leases.
9. POSTRETIREMENT MEDICAL BENEFITS
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

	December 31,
	2015	2014
	(In thousands)
Change in benefit obligations:
Net benefit obligation at beginning of year	$306,418	$284,329
Service cost	4,217	3,289
Interest cost	11,629	12,814
Plan participant contributions	185	149
Actuarial loss (gain)	(7,322)	19,441
Gross benefits paid	(17,013)	(14,860)
Federal subsidy on benefits paid	1,259	1,256
Net benefit obligation at end of year	299,373	306,418
Change in plan assets:
Employer contributions	16,828	14,711
Plan participant contributions	185	149
Gross benefits paid	(17,013)	(14,860)
Fair value of plan assets at end of year	—	—
Unfunded status at end of year	$(299,373)	$(306,418)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(13,855)	$(13,263)
Noncurrent liabilities	(285,518)	(293,156)
Accumulated other comprehensive loss	31,085	39,716
Net amount recognized	$(268,288)	$(266,703)
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$35,534	$44,800
Prior service credit	(4,449)	(5,084)
	$31,085	$39,716
The Company has elected to amortize its transition obligations over a 20-year period. Prior service costs and credits and actuarial gains and losses are amortized over the average life expectancy or average future service of the plan’s participants. The following amounts will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016 (in millions):

Actuarial loss	$1.4
Prior service credit	(0.6)
The components of net periodic postretirement medical benefit cost are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$4,217	$3,289	$4,436
Interest cost	11,629	12,814	12,139
Amortization of:
Prior service credit	(636)	(635)	(636)
Actuarial loss	1,944	653	4,641
Total net periodic benefit cost	$17,154	$16,121	$20,580

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Former mining operations	$8,137	$9,614	$12,475
Current operations	9,017	6,507	8,105
Total net periodic benefit cost	$17,154	$16,121	$20,580
The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.
Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2015	2014
Discount rate	4.10% - 4.65%	3.75% - 4.25%
Measurement date	December 31, 2015	December 31, 2014
The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	December 31,
	2015	2014	2013
Discount rate	3.75% - 4.25%	4.50% - 5.05%	3.60% - 4.15%
Measurement date	December 31, 2014	December 31, 2013	December 31, 2012
The following presents information about the assumed health care trend rate:

	December 31,
	2015	2014
Health care cost trend rate assumed for next year	7.00%	6.50%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.75%	5.00%
Year that the trend rate reaches the ultimate trend rate	2025	2021
The effect of a one percent change on the health care cost trend rate used to calculate periodic postretirement medical benefit costs and the related benefit obligation are summarized in the table below:

	Postretirement Medical Benefits
	1 % Increase	1 % Decrease
	(In thousands)
Effect on service and interest cost components	$3,235	$(2,444)
Effect on postretirement medical benefit obligation	$41,360	$(33,667)
Cash Flows
The following benefit payments and Medicare D subsidy (which the Company receives as a benefit partially offsetting its prescription drug costs for retirees and their dependents) are expected by the Company:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Postretirement Medical Benefits	Medicare D Subsidy	Net Postretirement Medical Benefits
	(In thousands)
2016	$13,855	$(1,388)	$12,467
2017	14,250	(1,457)	12,793
2018	14,744	(1,516)	13,228
2019	15,205	(1,573)	13,632
2020	15,627	(1,623)	14,004
Years 2021 - 2025	82,997	(8,830)	74,167
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

2015	$1.8
2014	2.0
2013	2.2
Workers’ Compensation Benefits
The Company was self-insured for workers’ compensation benefits prior to January 1, 1996. Since 1996, the Company has purchased third-party insurance for workers’ compensation claims.
The following table shows the changes in the Company’s workers’ compensation obligation:

	December 31,
	2015	2014
	(In thousands)
Workers’ compensation, beginning of year (including current portion)	$6,986	$7,461
Accretion	127	200
Claims paid	(448)	(405)
Actuarial changes	(1,007)	(270)
Workers’ compensation, end of year	5,658	6,986
Less current portion, included in Other current liabilities	(590)	(671)
Workers’ compensation, less current portion	$5,068	$6,315
The discount rates used in determining the workers’ compensation benefit accruals are adjusted annually based on ten-year Treasury bond rates. At December 31, 2015 and 2014, the rates were 2.2% and 2.0%, respectively.
Black Lung Benefits
The Company is self-insured for federal and state black lung benefits for former heritage employees and has established an independent trust to pay these benefits.
The following table sets forth the funded status of the Company’s black lung obligation:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	December 31,
	2015	2014
	(In thousands)
Actuarial present value of benefit obligation:
Expected claims from terminated employees	$2,472	$953
Amounts owed to existing claimants	15,318	13,054
Total present value of benefit obligation	17,790	14,007
Plan assets at fair value	570	2,755
Excess of the black lung benefit obligation over trust assets	$17,220	$11,252
The discount rates used in determining the actuarial present value of the black lung benefit obligation are based on corporate bond yields and are adjusted annually. At December 31, 2015 and 2014, the rates used were 3.95% and 3.40%, respectively.
Plan Assets
The Company's trust assets include cash and cash equivalents and U.S treasury securities, and are all valued at level 1 in the fair value hierarchy (refer to Note 14 - Fair Value Measurements). The fair value of all trust assets is determined based on quoted prices in active markets. The fair value of the Company’s Black Lung trust assets by asset category is as follows:

	Fair Value as of
	December 31, 2015	December 31, 2014
	(In thousands)
U.S. treasury securities	$256	$2,615
Cash and cash equivalents	314	140
	$570	$2,755

10. PENSION AND OTHER SAVING PLANS
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following table provides a reconciliation of the changes in the benefit obligations of the plans and the fair value of assets of the qualified plans and the amounts recognized in the Company’s financial statements for both the defined benefit pension and SERP plans:

	Defined Benefit Pension December 31,		SERP December 31,
	2015	2014	2015	2014
	(In thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$206,966	$155,075	$4,129	$3,640
Liability acquired	—	36,087	—	—
Service cost	1,760	2,425	—	—
Interest cost	7,282	7,963	153	168
Actuarial loss (gain)	(11,514)	32,505	(108)	704
Benefits and expenses paid	(17,974)	(15,119)	(372)	(383)
Settlements and curtailments	(1,559)	(10,862)	—	—
Plan amendments	—	207	—	—
Foreign currency exchange rate changes	(3,532)	(1,315)	—	—
Net benefit obligation at end of year	181,429	206,966	3,802	4,129
Change in plan assets:
Fair value of plan assets at the beginning of year	160,947	134,149	—	—
Assets acquired	—	36,616	—	—
Actual return on plan assets	(2,379)	14,392	—	—
Employer contributions	3,727	4,812	372	383
Benefits and expenses paid	(17,974)	(15,119)	(372)	(383)
Settlements	124	(12,795)	—	—
Foreign currency exchange rate changes	(3,308)	(1,108)	—	—
Fair value of plan assets at end of year	141,137	160,947	—	—
Unfunded status at end of year	$(40,292)	$(46,019)	$(3,802)	$(4,129)
Amounts recognized in the accompanying balance sheet consist of:
Noncurrent asset, included in Other assets	$1,082	$—	$—	$—
Current liability	—	—	(368)	(368)
Noncurrent liability	(41,374)	(46,019)	(3,434)	(3,760)
Accumulated other comprehensive loss	33,313	34,249	1,589	1,815
Net amount recognized at end of year	$(6,979)	$(11,770)	$(2,213)	$(2,313)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$33,236	$34,164	$1,589	$1,815
Prior service cost	77	85	—	—
	$33,313	$34,249	$1,589	$1,815
Prior service costs and actuarial gains and losses are amortized over the expected future period of service of the plan’s participants. The following amounts will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016 (in millions):

	Pension	SERP
Net actuarial loss	$5.6	$0.1

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The components of net periodic benefit cost are as follows:

	Defined Benefit Pension Years Ended December 31,			SERP Years Ended December 31,
	2015	2014	2013	2015	2014	2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,760	$2,425	$2,346	$—	$—	$—
Interest cost	7,282	7,963	6,209	153	168	152
Expected return on plan assets	(10,033)	(10,796)	(8,770)	—		—
Settlements and curtailments	(1,683)	4,585	—	—	—	—
Amortization of:
Prior service cost	8	—	—	—	—	—
Actuarial loss	2,840	1,217	3,377	118	97	112
Total net periodic pension cost	$174	$5,394	$3,162	$271	$265	$264
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
Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	Defined Benefit Pension December 31,		SERP December 31,
	2015	2014	2015	2014
Discount rate	3.90% - 4.25%	3.60% - 3.90%	4.25%	3.90%
Measurement date	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
The discount rate is adjusted annually based on an Aa corporate bond index adjusted for the difference in the duration of the bond index and the duration of the benefit obligations. This rate is calculated using a yield curve, which is developed using the average yield for bonds in the tenth to ninetieth percentiles, which excludes bonds with outlier yields.
The following table provides the assumptions used to determine net periodic benefit cost:

	Defined Benefit Pension Years Ended December 31,			SERP Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	3.60% - 3.90%	4.25% - 4.70%	3.35% - 3.75%	3.90%	4.65%	3.75%
Expected return on plan assets	3.66% - 7.10%	7.40%	7.40%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Measurement date	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2014	December 31, 2013	December 31, 2012
The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Company utilizes modern portfolio theory modeling techniques in the development of its return assumptions. This technique projects rates of return that can be generated through various asset allocations that lie within the risk tolerance set forth by the Company. The risk assessment provides a link

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

between a pension plan's risk capacity, management's willingness to accept investment risk and the asset allocation process, which ultimately leads to the return generated by the invested assets.
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
The weighted-average target asset allocation of the Company’s pension trusts were as follows at December 31, 2015:

Target Allocation
Asset category
Cash and equivalents	0% - 10%
Equity securities funds	20% - 60%
Debt securities funds	40% - 80%
Other	0% - 10%
The fair value of the Company’s pension plan assets by asset category is as follows:

	December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap blend (a)	$43,417	$—	$43,417	$—
International blend (b)	7,779	—	7,779	—
Fixed income domestic (c)	22,115	—	22,115	—
Fixed income long term (d)	43,091	—	43,091	—
Stable value (e)	4,937	—	4,937	—
Registered investment companies – growth fund	15,447	15,447	—	—
Limited partnerships and limited liability companies	136	—	—	136
Westmoreland Coal common stock	273	273	—	—
Cash and cash equivalents	3,942	3,942	—	—
	$141,137	$19,662	$121,339	$136

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap blend (a)	$47,092	$—	$47,092	$—
International blend (b)	7,290	—	7,290	—
Fixed income domestic (c)	23,057	—	23,057	—
Fixed income long term (d)	47,299	—	47,299	—
Stable value (e)	5,346	—	5,346	—
Registered investment companies – growth fund	16,490	16,490	—	—
Limited partnerships and limited liability companies	224	—	—	224
Westmoreland Coal common stock	1,539	1,539	—	—
Cash and cash equivalents	12,610	12,610	—	—
	$160,947	$30,639	$130,084	$224
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
Contributions
The Company contributed $3.7 million in cash to its retirement plans during 2015. In 2016, the Company expects to make approximately $0.5 million of pension plan contributions.
Cash Flows
The following benefit payments are expected to be paid from its pension plan assets:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Pension Benefits
(In thousands)
2016	$10,846
2017	9,048
2018	9,280
2019	9,758
2020	10,111
Years 2021 - 2025	54,006
The benefits expected to be paid are based on the same assumptions used to measure the Company’s pension benefit obligation at December 31, 2015 and include estimated future employee service.
Multi-Employer Pension
The Company contributes to the Central Pension Fund, or the Plan, a multiemployer defined benefit pension plan for its WECO, WRI and WSC entities pursuant to collective bargaining agreements. The Plan’s Employer Identification Number is 36-6052390. These employers contribute to the Plan based on a negotiated rate per hour worked per participating employee. For the Plan’s year-end dates of January 31, 2015 and 2014, no single employer contributed more than 5% of total contributions to the Plan. As of the Plan’s year-end date January 31, 2015, it had a healthy or greater than 80% funding status.
The following table shows required information for each employer contributing to the Central Pension Fund:

	WECO	WRI	WSC
Employer plan number	9313	9243	4990
Minimum contributions per hour worked	$5.85 - $5.90	$4.03 - $4.39	$3.70
Expiration date of collective bargaining agreements	2/28/2019	5/31/2021	3/31/2022
Employer contributions (in millions):
2015	$3.6	$1.1	$0.1
2014	3.3	1.2	0.1
2013	3.4	0.9	0.1
Other Plans
The Company sponsors 401(k) saving plans for U.S. employees and provides contributions to employee savings plans at its Canadian operation to assist employees in providing for their future retirement needs. The Company’s expense was $10.8 million, $8.5 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. During 2015, the Company’s expense of $10.8 million consisted of $7.1 million in cash contributions and $3.7 million in contributions of Company stock to the plans. During 2014, the Company’s expense of $8.5 million consisted of $6.7 million in cash contributions and $1.8 million in contributions of Company stock to the plans. During 2013, the Company’s expense of $3.6 million consisted of $1.2 million in cash contributions and $2.4 million in contributions of Company stock to the plans.

11. HERITAGE HEALTH BENEFIT EXPENSES
The caption Heritage health benefit expenses used in the consolidated statements of operations refers to costs of benefits the Company provides to its former mining operation employees. The components of these expenses are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Health care benefits	$8,179	$9,473	$12,579
Combined benefit fund payments	1,794	1,966	2,240
Workers’ compensation benefits (credit)	(583)	230	(1,212)
Black lung benefits (credit)	5,183	1,719	(189)
Total	$14,573	$13,388	$13,418

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

12. ASSET RETIREMENT OBLIGATIONS, CONTRACTUAL THIRD-PARTY RECLAMATION RECEIVABLE, AND RECLAMATION DEPOSITS
The asset retirement obligations (“ARO”), contractual third-party reclamation receivables, and reclamation deposits at December 31, 2015 are summarized below:

	Asset Retirement Obligations	Contractual Third-Party Reclamation Receivables	Reclamation Deposits
	(In thousands)
Coal - U.S.	$251,116	$89,408	$77,364
Coal - Canada	110,978	5,527	—
Coal - WMLP	56,634	—	—
Power	1,035	—	—
Total	$419,763	$94,935	$77,364
Asset Retirement Obligations
Changes in the Company’s asset retirement obligations were as follows:

	Years Ended December 31,
	2015	2014
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$452,745	$279,864
Accretion	38,891	31,033
Liabilities settled	(30,363)	(23,935)
Changes due to amount and timing of reclamation	(24,533)	10,042
Asset retirement obligations acquired	4,146	162,394
Changes due to foreign currency translation	(21,123)	(6,653)
Asset retirement obligations, end of year	419,763	452,745
Less current portion	(43,950)	(43,289)
Asset retirement obligations, less current portion	$375,813	$409,456
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
As of December 31, 2015, the Company had $384.1 million in surety bonds outstanding and $103.2 million in letters of credit to secure reclamation obligations.
Contractual Third-Party Reclamation Receivables
The Company has recognized as an asset of $94.9 million as contractual third-party reclamation receivables, representing the present value of customer obligations to reimburse the Company for reclamation expenditures.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Reclamation Deposits
The Company’s reclamation deposits will be used to fund final reclamation activities. The carrying value (which equals estimated fair value) of reclamation deposits at December 31, 2015 are as follows:

(In thousands)
Cash and cash equivalents	$45,819
Available-for-sale securities	31,545
$77,364
In both 2015 and 2014, the Company recorded a gain of less than $0.1 million on the sale of available-for-sale securities held as reclamation deposits. The cost basis of an investment sold is specifically identified.
Available-for-Sale Reclamation Deposits
The cost basis, gross unrealized holding gains and fair value of available-for-sale securities are as follows:

	December 31,
	2015	2014
	(In thousands)
Cost basis	$31,977	$32,930
Gross unrealized holding gains	521	886
Gross unrealized holding losses	(953)	(428)
Fair value	$31,545	$33,388
Maturities of available-for-sale securities are as follows at December 31, 2015:

	Cost	Fair Value
	(In thousands)
Within one year	$592	$529
Due in five years or less	16,156	16,049
Due after five years to ten years	6,207	5,925
Due in more than ten years	9,022	9,042
	$31,977	$31,545

13. DERIVATIVE INSTRUMENTS
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
During 2014, the Company entered into contracts to purchase power at its ROVA facility to manage exposure to power price fluctuations. These contracts cover the period from April 2014 to March 2019. Over the remaining contract lives, contracted power prices range from $41.05 to $55.20 per megawatt hour with a weighted average price of $43.93. The fair value of these power price derivatives are based on comparing contracted prices to projected future prices.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying Consolidated Balance Sheets was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	December 31, 2015	December 31, 2014
Contracts to purchase power	Other current liabilities	$13,679	$8,265
Contracts to purchase power	Other liabilities	23,656	21,103
		$37,335	$29,368
The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations was as follows (in thousands):

		Year Ended December 31,
Derivative Instruments	Statement of Operations Location	2015	2014
Canadian dollar foreign exchange contracts	Gain (loss) on foreign exchange	$—	$(6,209)
Contracts to purchase power	Derivative loss	(5,587)	(31,100)

14. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the consolidated balance sheets approximate the fair value of these instruments due to the short duration to their maturities. Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates as of December 31, 2015 (Level 3).
The estimated fair value of the Company’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
December 31, 2015	$345,984	$213,500	$619,341	$388,380
December 31, 2014	$345,533	$348,283	$516,300	$519,750

The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Balance at December 31, 2015
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$35,813	$35,813	$—
Available-for-sale investments included in Reclamation deposits	31,545	31,545	—
	$67,358	$67,358	$—
Liabilities:
Contracts to purchase power included in Other current liabilities and Other liabilities	$(37,335)	$—	$(37,335)
Warrants issued by WMLP included in Other liabilities	(646)	(646)
	$(37,981)	$(646)	$(37,335)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Balance at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$34,057	$34,057	$—
Available-for-sale investments included in Reclamation deposits	33,388	33,388	—
	$67,445	$67,445	$—
Liabilities:
Contracts to purchase power included in Other current liabilities and Other liabilities	$(29,368)	$—	$(29,368)
Warrants issued by WMLP included in Other liabilities	(1,981)	(1,981)
	$(31,349)	$(1,981)	$(29,368)

15. RESTRICTED STOCK UNITS, STOCK OPTIONS, AND STOCK APPRECIATION RIGHTS (SARs)
As of December 31, 2015, the Company had restricted stock units, stock options, and stock-settled stock appreciation rights, or SARs, outstanding from three stock incentive plans. Two of these plans were terminated in October 2009. The Company grants employees and non-employee directors restricted stock units from the Amended and Restated 2007 and 2014 Equity Incentive Stock Plans. The Company grants employees and non-employee directors restricted stock units. Non-employee directors receive equity awards with a value of $90,000 after each annual meeting.
The maximum number of remaining shares that can be issued under the 2007 Incentive Stock Plan is 296,431. The maximum number of remaining shares that can be issued under the 2014 Incentive Stock Plan is 526,460.
Compensation cost arising from share-based arrangements is shown in the following table:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$4,019	$4,318	$2,967
Contributions of stock to the Company’s 401(k) plan	3,729	1,764	2,355
Total share-based compensation expense	$7,748	$6,082	$5,322
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
In April 2015, the Company granted 233,974 restricted stock units, of which 117,003 units will vest ratably over a three-year period. The remaining 116,971 units are performance based, which will vest and pay out at the end of a three-year period if performance goals are met. The Company’s management believes it is probable that the target performance condition will be met.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

A summary of restricted stock award activity for the year ended December 31, 2015 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2014	409,362	$15.17
Granted	262,555	$28.26
Vested	(256,937)	$11.27
Forfeited	(60,669)	$11.13
Non-vested at December 31, 2015	354,311	$28.44	$6,572	(1)
____________________

(1)	Expected to be recognized over the next three years.
Additional information related to restricted stock units:

Years Ended December 31:	Weighted Average Grant-Date Fair Value	Total Grant- Date Fair Value of Restricted Stock Units that Vested (In thousands)
2015	$28.26	$2,884
2014	$30.67	$3,536
2013	$11.70	$1,689
Stock Options
Stock options generally vest over three years, expire ten years from the date of grant, and have an option price equal to the market value of the stock on the date of grant.
Information with respect to stock option activity for the year ended December 31, 2015, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2014	110,806	$22.15
Exercised	—
Expired	(1,500)	$21.40
Outstanding and exercisable at December 31, 2015	109,306	$22.16	2.2	$—	$—
Additional information related to stock options:

Years Ended December 31:	Intrinsic Value of Stock Options Exercised
2015	$—
2014	$11.81
2013	$—
There were no stock options granted during 2015, 2014 or 2013.
SARs
SARs generally vest over three years, expire ten years from the date of grant, and have a base price equal to the market value of the stock on the date of grant. Upon vesting, the holders may exercise the SARs and receive a number of shares of common stock having a value equal to the appreciation in the value of the common stock between the grant date and the exercise date.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Information with respect to SARs granted and outstanding for the year ended December 31, 2015 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2014	16,943	$25.44
Exercised	—
Expired	—
Outstanding and exercisable at December 31, 2015	16,943	$25.44	0.4	$—	$—
Additional information related to SARs:

Years Ended December 31:	Intrinsic Value of SARs Exercised
2015	$—
2014	$11.50
2013	$—
There were no SARs granted or vested during 2015, 2014, or 2013.

16. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Noncontrolling Interest
On acquisition of WMLP we recorded a noncontrolling interest totaling $15.3 million, which represents the equity attributable to the noncontrolling unitholders, who owned approximately 21% of the outstanding Common Units of WMLP at December 31, 2014. The Kemmerer Drop resulted in our acquisition of an additional 15% interest in WMLP (on a fully diluted basis) with a corresponding decrease in noncontrolling interest ownership. Activity in the noncontrolling interest is summarized as follows (in millions):

Beginning Balance as of December 31, 2014	$15,261
Change in Parent's ownership	(8,279)
Net loss allocated to noncontrolling interest	(5,453)
Distributions to noncontrolling interest	(797)
Other	—
Ending Balance as of December 31, 2015	$732
Preferred and Common Stock
The Company has one class of capital stock outstanding at December 31, 2015, common stock, par value $0.01 per share. During the first quarter of 2015, all of the Company’s Series A Convertible Exchangeable Preferred Stock were converted or redeemed, consisting of 88,494 shares of preferred stock being converted into 604,557 shares of common stock and 3,175 shares of preferred stock were redeemed under a mandatory redemption for $0.3 million. The Company paid less than $0.1 million of preferred stock dividends for the year ended December 31, 2015.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Accumulated Other Comprehensive Income (Loss)
The following is a summary of accumulated other comprehensive income (loss):

	Pension and Postretirement Medical Benefits	Available for Sale Securities	Foreign Currency Translation Adjustment	Tax Effect of Other Comprehensive Income Gains	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at January 1, 2013	$(122,246)	$57	$—	$(26,156)	$(148,345)
2013 activity	89,699	(57)	—	(4,892)	84,750
Balance at December 31, 2013	(32,547)	—	—	(31,048)	(63,595)
2014 activity	(43,234)	413	(17,880)	—	(60,701)
Balance at December 31, 2014	(75,781)	413	(17,880)	(31,048)	(124,296)
2015 activity	10,137	(1,738)	(52,021)	(3,382)	(47,004)
Balance at December 31, 2015	$(65,644)	$(1,325)	$(69,901)	$(34,430)	$(171,300)

Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss by component:

	Pension	Postretirement medical benefits	Available for sale securities	Foreign currency translation adjustment	Tax effect of other comprehensive income gains	Accumulated other comprehensive loss
	(In thousands)
Balance at December 31, 2014	$(36,065)	$(39,716)	$413	$(17,880)	$(31,048)	$(124,296)
Other comprehensive income (loss) before reclassifications	(853)	7,322	(1,887)	(52,021)	(3,382)	(50,821)
Amounts reclassified from accumulated other comprehensive loss	2,360	1,308	149	—	—	3,817
Balance at December 31, 2015	$(34,558)	$(31,086)	$(1,325)	$(69,901)	$(34,430)	$(171,300)
The following table reflects the reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2015 (in thousands):

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)(1)	Affected line item in the statement where net income (loss) is presented

Available-for sale securities
Realized gains and losses on available-for sale securities	$149	Other income (loss)
	$149	Total
Amortization of defined benefit pension items:
Prior service costs	$8	(2)
Actuarial losses	2,352	(2)
	$2,360	Total
Amortization of postretirement medical items:
Prior service costs	$(636)	(3)
Actuarial losses	1,944	(3)
	$1,308	Total
____________________

(1)	Amounts in parentheses indicate debits to income/loss.

(2)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 10 - Pension And Other Saving Plans for additional details)

(3)
These accumulated other comprehensive income components are included in the computation of net periodic postretirement medical cost. (See Note 9 - Postretirement Medical Benefits for additional details)

Restricted Net Assets

WCC has obligations to pay pension and postretirement medical benefits, to fund corporate expenditures, and to pay interest on the 8.75% Notes and the WCC Term Loan Facility. However, WCC conducts no operations, has no source of revenue and is fully dependent on distributions from its subsidiaries to pay its costs. Due to the Master Limited Partnership structure and the WMLP Term Loan Facility, at December 31, 2015, WMLP is limited in its ability to distribute funds to WCC. The amount of cash WMLP can distribute on its units principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter. The WMLP Term Loan Facility contains customary financial and other covenants and it permits distributions to its unitholders under specified circumstances. Borrowings under the WMLP Term Loan Facility are secured by substantially all of its physical assets.

At December 31, 2015, WMLP had approximately $13.2 million of net assets that were not available to be transferred to WCC in the form of dividends, loans, or advances due to restrictions on the Master Limited Partnership as mentioned above.

Equity Offering
On July 16, 2014, the Company completed a public offering of 1,684,507 shares of common stock at $35.50 per share for gross proceeds of $59.8 million. Brokerage fees were $1.775 per share or $3.0 million and legal and other fees associated with the offering were $0.3 million.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

17. INCOME TAX
The Company is subject to U.S. and Canadian income tax as well as tax in multiple state jurisdictions. The tax years 2000 through 2015 remain open to examination for U.S. federal income tax matters. The Company’s income (loss) before income taxes is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$(254,252)	$(157,043)	$(12,909)
Foreign	25,718	(15,905)	—
Income (loss) before income taxes	$(228,534)	$(172,948)	$(12,909)
Income tax expense (benefit) reflected in the consolidated statement of operations consisted of:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$—	$—	$(2)
State	12	120	112
Foreign	1,441	545	—
	1,453	665	110
Deferred:
Federal	(3,295)	—	(4,189)
State	(330)	—	(703)
Foreign	(17,595)	(433)	—
	(21,220)	(433)	(4,892)
Income tax expense (benefit)	$(19,767)	$232	$(4,782)

The effective tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Computed income tax expense (benefit) at statutory rate	$(82,022)	$(58,066)	$(4,390)
Tax depletion in excess of basis	(5,317)	(9,273)	(6,187)
Non-deductible acquisition costs	—	2,979	—
Intercompany interest	(6,488)	(4,174)	1,167
State and foreign income taxes, net	(6,184)	(9,706)	3,696
Change in valuation allowance for net deferred tax assets	132,338	77,771	15
Release of valuation allowance arising from amalgamation	(32,635)	—	—
Indian coal tax credits (“ICTC”)	(13,756)	(15,205)	92
Change in Canadian rate	(3,081)	—	—
Kemmerer deferred tax asset removal	(13,238)	—	—
Uncertain tax positions	3,994	—	—
Other, net	6,622	15,906	825
Income tax expense (benefit)	$(19,767)	$232	$(4,782)
The $132.3 million increase in valuation allowance for the year ended December 31, 2015 is due to the tax effect of the change in current year temporary items, credits, net operating losses, and postretirement medical benefit and pension obligations. During 2015 the Company completed an amalgamation of two of our Canadian subsidiaries as part of a tax planning strategy. The amalgamation resulted in a decrease in the Company’s Canadian net deferred tax asset, necessitating the $32.6 million release of a portion of the Company’s valuation allowance. The $13.2 million Kemmerer deferred tax asset

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

removal for the year ended December 31, 2015 is due to the Company dropping the Kemmerer mine and assets into the Company’s master limited partnership, Westmoreland Resource Partners, LP on August 1, 2015.
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating losses	$198,216	$166,489
Credit carryforwards	62,219	47,872
Investment in WMLP	3,112	1,185
Accrued compensation and benefits	5,847	2,592
Asset retirement obligations	92,889	101,514
Postretirement medical benefit and pension obligations	123,595	124,854
Deferred revenue	13,591	15,841
Black lung accrual	7,405	4,244
Unrealized gain/(loss) on derivatives	14,377	11,078
Canadian resource pool	4,088	6,435
Lease obligations	13,341	23,401
Depreciable capital assets	—	6,779
Other	5,896	13,514
Total deferred tax assets	544,576	525,798
Valuation allowance	(497,796)	(406,143)
Net deferred tax assets	46,780	119,655

Deferred tax liabilities:
Property, plant and equipment, differences due to depreciation and amortization	$(26,061)	$(113,430)
Investment in joint venture	(6,284)	(7,324)
Finance lease receivable	(9,446)	(15,232)
Deferred reclamation revenue	(1,492)	(1,688)
Other	(3,497)	(3,750)
Total deferred tax liabilities	(46,780)	(141,424)

Net deferred tax asset (liability)	$—	$(21,769)
As of December 31, 2015, the Company had significant deferred tax assets. The deferred tax assets include U.S. federal, state regular and foreign NOLs, AMT credit carryforwards, ICTC carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income. The Company determined that since its net deductible temporary differences will not reverse for the foreseeable future, and it is unable to forecast regular taxable income when they do reverse, a full valuation allowance is required for these deferred tax assets. The net valuation allowance increased by $91.7 million and $141.7 million during the years ended December 31, 2015 and December 31, 2014 respectively.
As of December 31, 2015, the Company has available U.S. federal net operating loss carryforwards to reduce future regular taxable income of $417.3 million, expiring between 2018 and 2035. The Company has ICTC carryforwards of $54.5 million available to reduce future income taxes, which expire between 2026 and 2035.
Currently the Company has an excess tax over book basis in its investment in Canadian subsidiaries and the Company does not expect this deferred tax asset to reverse in the foreseeable future. Accordingly, there has been no recognition of any deferred tax asset on the outside basis of investments in subsidiaries, in accordance with ASC 740.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Foreign Income Taxes
As of December 31, 2015, the Company has available foreign net operating loss carryforwards to reduce future regular taxable income of approximately $92.9 million expiring in years 2031 through 2035.
Uncertain tax positions
The Company recorded $4.0 million and zero in uncertain tax positions for the year ended December 31, 2015 and December 31, 2014, respectively. The Company recognizes interest and penalties related to income tax matters in income tax expense, for which none was recorded for the years ended December 31, 2015, 2014 or 2013. No uncertain tax positions are expected to change in the next 12 months.

18. COMMITMENTS AND CONTINGENCIES
Leases and other Commitments
The following shows the gross value and accumulated amortization of property, plant and equipment and mine development assets under capital leases related primarily to the leasing of mining equipment as of December 31:

	2015	2014
	(In thousands)
Gross value	$65,293	$74,203
Accumulated amortization	25,878	21,598
Future minimum capital and operating lease payments as of December 31, 2015, are as follows:

	Capital Leases	Operating Leases
	(In thousands)
2016	$35,467	$12,390
2017	27,695	7,409
2018	6,497	5,488
2019	4,336	4,421
2020	1,297	660
Thereafter	—	2,360
Total minimum lease payments	75,292	$32,728
Less imputed interest	(4,124)
Present value of minimum capital lease payments	$71,168
Rental expense under operating leases during the years ended December 31, 2015, 2014 and 2013 totaled $25.2 million, $16.6 million and $11.8 million, respectively.
The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $96.7 million, $61.8 million and $43.6 million in the years ended December 31, 2015, 2014 and 2013, respectively.
At December 31, 2015, the Company had fuel supply contracts outstanding with a minimum purchase requirement of 3.9 million gallons of diesel fuel per year. These contracts qualify for the normal purchase normal sale exception under hedge accounting.
Contingencies
The Company is a party to various claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. After conferring with counsel, it is the opinion of management that the ultimate resolution of pending claims will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

As part of the Canadian Acquisition in 2014, the Company became responsible for remediation work for a breach on a containment pond at a currently inactive mine that occurred on October 31, 2013. The prior owner, Sherritt International Corporation, has indemnified Westmoreland against past and future liability stemming from the incident. As of December 31, 2015, the Company has recorded $8.1 million in Other current liabilities for the estimated costs of remediation work and a corresponding amount in current receivables Other to reflect the indemnification by the prior owner.
19. BUSINESS SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization, reporting of revenue, and operating income.
The Company’s operations are classified into six reporting segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage, and Corporate. The Coal - U.S. reporting segment includes the operations of coal mines located in Montana, North Dakota, Ohio and Texas. The Coal - Canada reporting segment includes the operations of coal mines located in Alberta and Saskatchewan. The Coal - WMLP reporting segment includes the operations of Westmoreland Resource Partners, LP, a publicly-traded coal master limited partnership. The Kemmerer Drop was completed on August 1, 2015 and, accordingly, to enable comparability, all segment disclosures have been adjusted to remove financial information for Kemmerer from the Coal - U.S. segment and present it in the Coal - WMLP segment for all periods presented. The Power segment includes its ROVA operations located in North Carolina. The Heritage segment costs primarily include benefits the Company provides to former mining operation employees as well as other administrative costs associated with providing those benefits and cost containment efforts. The Corporate segment primarily consists of corporate administrative expenses and includes eliminations for intersegment revenues and cost of sales.
Summarized financial information by segment is as follows:

	Coal - U.S. (1)(2)	Coal - Canada (3)	Coal - WMLP (2)(4)(5)	Power (6)	Heritage	Corporate (7)	Consolidated
	(In thousands)
December 31, 2015
Revenues	$544,172	$430,519	$388,605	$84,423	$—	$(36,671)	$1,411,048
Restructuring charges	—	—	656	—	—	—	656
Depreciation, depletion, and amortization	37,507	29,629	54,504	9,908	—	(57)	131,491
Operating income (loss)	12,107	40,291	(5,211)	(146,868)	(15,596)	(17,064)	(132,341)
Total assets	520,467	506,139	420,907	39,762	16,146	(1,025)	1,502,396
Capital expenditures	25,193	27,658	27,296	1,408	—	(3,634)	77,921
December 31, 2014
Revenues	$471,567	$388,664	$170,508	$85,253	$—	$—	$1,115,992
Restructuring charges	1,058	9,565	2,783	459	78	1,046	14,989
Depreciation, depletion, and amortization	37,651	36,068	16,912	9,998	—	149	100,778
Operating income (loss)	(5,078)	(2,670)	26,478	(35,023)	(14,858)	(11,824)	(42,975)
Total assets	475,999	626,620	482,379	172,104	15,969	43,424	1,816,495
Capital expenditures	23,108	19,147	7,489	527	—	55	50,326
December 31, 2013
Revenues	$414,652	$—	$172,467	$87,567	$—	$—	$674,686
Restructuring charges	—	—	—	5,078	—	—	5,078
Depreciation, depletion, and amortization	38,956	—	17,742	10,179	—	354	67,231
Operating income (loss)	15,744	—	28,726	4,908	(14,498)	(9,518)	25,362
Total assets	511,675	—	194,141	180,684	15,497	39,333	941,330
Capital expenditures	21,045	—	6,019	790	—	737	28,591
____________________

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

(1)	The Buckingham Acquisition was completed on January 1, 2015. For the year ended December 31, 2015, revenues for Buckingham were $80.4 million and operating losses were $3.2 million.

(2)
Financial information of the Kemmerer mine for the year ended December 31, 2014 and 2013 was previously presented under the Coal - U.S. segment and is now presented under the Coal - WMLP segment for all periods presented due to the Kemmerer Drop that occurred on August 1, 2015.

(3)
The Canadian operations were acquired on April 28, 2014, therefore, information for the year ended December 31, 2014 includes approximately eight months of operations and there is no activity for 2013.

(4)
The Ohio operations reported under the segment Coal - WMLP were acquired on December 31, 2014. For the year ended December 31, 2015, revenues for the Ohio operations were $225.2 million and operating losses were $26.8 million.

(5)	The Coal - WMLP segment recorded revenues of $30.9 million for intersegment revenues to the Coal - U.S. segment for the year ended December 31, 2015.

(6)	Operating income (loss) for the Power segment for 2015 includes an impairment charge of $133.1 million.

(7)	Eliminations for intersegment revenues and cost of sales are presented within the Corporate segment.
A reconciliation of segment operating income (loss) to loss before income taxes follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Operating income (loss)	$(132,341)	$(42,975)	$25,362
Interest expense	(104,215)	(84,234)	(39,937)
Loss on extinguishment of debt	(5,385)	(49,154)	(64)
Interest income	7,993	6,400	1,366
Gain (loss) on foreign exchange	3,674	(4,016)	—
Other income	1,740	1,031	364
Loss before income taxes	$(228,534)	$(172,948)	$(12,909)
The Company derives its revenues from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows:

	December 31, 2015 (1)	December 31, 2014 (1)	December 31, 2013
	(In thousands)
Customer A – Coal - U.S. and WMLP	$203,942	$—	$—
Customer B – Coal - Canada	180,660	144,863	—
Customer C – Coal - U.S.	153,585	128,104	117,545
Customer D – Coal - U.S. and WMLP	103,752	101,778	112,061
Customer E – Coal - U.S.	97,449	100,234	89,266
Customer F – Power	84,423	85,254	86,390
Customer G – Coal - U.S.	67,475	79,505	85,929
Percentage of total revenue	63%	57%	73%
____________________

(1)	The revenue from Customers D, E, F, and G did not exceed 10% in 2015 and 2014.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31 (1)
	(In thousands; except per share data)
2015:
Revenues	$371,483	$348,959	$349,796	$340,810
Operating income (loss)	8,455	(6,866)	(15,307)	(118,623)
Net loss applicable to common shareholders	(11,732)	(36,605)	(46,562)	(108,418)
Basic loss per common share	$(0.67)	$(2.04)	$(2.59)	$(6.00)
2014:
Revenues	$180,202	$287,956	$337,830	$310,004
Operating income (loss)	8,053	(29,640)	(29,432)	8,044
Net loss applicable to common shareholders	(19,291)	(63,363)	(49,329)	(41,135)
Basic loss per common share	$(1.30)	$(4.19)	$(2.95)	$(2.41)
____________________

(1)	Operating income (loss) for the three months ended December 31, 2015 includes $136.2 million of impairment charges at ROVA and the Coal Valley mine in the Coal - Canada segment.

The Canadian Acquisition was completed on April 28, 2014; therefore, operating results includes activities of the Canadian operations beginning with the three months ended June 30, 2014.

The WMLP Transactions were completed December 31, 2014; therefore, operating results includes activities of the Ohio operations beginning with the three months ended March 31, 2015. Additionally, the Buckingham Acquisition was completed January 1, 2015; therefore, operating results includes activities of the Buckingham operations beginning with the three months ended March 31, 2015.
21. SUBSEQUENT EVENTS

Acquisition of San Juan

On January 31, 2016, Westmoreland San Juan, LLC (“WSJ”), a special purpose subsidiary of Westmoreland, acquired San Juan Coal Company (“SJCC”), which operates the San Juan mine in Farmington, New Mexico, and San Juan Transportation Company (together with SJCC, the “San Juan Entities” and such transaction, the “Acquisition”) for a total cash purchase price of approximately $127 million, subject to post-closing adjustments. The San Juan mine is the exclusive supplier of coal to the adjacent San Juan Generating Station (“SJGS”) under a coal supply agreement with tonnage and pricing adjusting quarterly through 2022.

WSJ financed the Acquisition with a $125 million loan from NM Capital Utility Corporation, an affiliate of Public Service Company of New Mexico (one of the owners of SJGS), and with available cash on hand. The loan is structured as a senior secured term loan (the “Loan”) maturing February 1, 2021 and is expected to bear interest at a (i) 7.25% rate (the “Margin Rate”) plus (ii) (A) the London Interbank Offered Rate for a three month period plus (B) a statutory reserve rate, which such Margin Rate increases incrementally during each year of the Loan term. The Loan has no prepayment penalties. The agreements governing the Loan include representations and warranties and covenants regarding the ownership and operation of SJCC and the properties acquired in the Acquisition and standard special purpose bankruptcy remote entity covenants designed to preserve the separateness from Westmoreland of each of (i) WSJ, (ii) its direct parent company, Westmoreland San Juan Holdings, Inc., and (iii) SJCC (collectively, the “Westmoreland San Juan Entities”). Obligations under the Loan are recourse only to the Westmoreland San Juan Entities and their assets and neither Westmoreland nor its subsidiaries (other than the Westmoreland San Juan Entities) is an obligor under the Loan in any respect. The agreement governing the Loan requires that all revenues of the San Juan Entities, aside from payments on certain leases, are deposited into a cash management collection account swept monthly for operating expenses, capital expenditures, and Loan payment and prepayment.

ITEM 9	— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A	— CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, on a timely basis. As of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015, and concluded that such controls and procedures are effective to provide reasonable assurance that the desired control objectives were achieved.
Changes in Internal Control Over Financial Reporting
We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing and refining policies and procedures, improving segregation of duties and adding monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for maintaining and establishing adequate internal control over financial reporting. Our internal control framework and processes are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved as of December 31, 2015. Our Independent Registered Public Accounting Firm, Ernst & Young LLP, has audited our internal control over financial reporting, as stated in their unqualified opinion report included herein.
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Westmoreland Coal Company and subsidiaries

We have audited Westmoreland Coal Company and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Westmoreland Coal Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Westmoreland Coal Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westmoreland Coal Company and subsidiaries’ as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
March 11, 2016

Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, management conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as December 31, 2015 in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 will be included under the headings Directors, Executive Officer, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 17, 2016, and such required information is incorporated herein by reference.

ITEM 11	— EXECUTIVE COMPENSATION.
The information required by Item 11 will be included under the headings Corporate Governance, Director Compensation for 2015, Compensation Discussion and Analysis and Executive Compensation for 2015 in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 17, 2016, and such required information is incorporated herein by reference.

ITEM 12	— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 will be included under the headings Beneficial Ownership of Securities and Equity Compensation Plan Information in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 17, 2016, and such required information is incorporated herein by reference.

ITEM 13	— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 will be included under the headings Certain Transactions and Corporate Governance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 17, 2016, and such required information is incorporated herein by reference.

ITEM 14	— PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 will be included under the heading Auditors in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 17, 2016, and such required information is incorporated herein by reference.

PART IV
ITEM 15 —EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	March 11, 2016	Signature: /s/ Kevin A. Paprzycki
Name: Kevin A. Paprzycki
Title: Chief Executive Officer (A Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin A. Paprzycki	Chief Executive Officer	March 11, 2016
Kevin A. Paprzycki	(Principal Executive Officer) and Director

/s/ Jason W. Veenstra	Chief Financial Officer and Treasurer	March 11, 2016
Jason W. Veenstra	(Principal Financial Officer)

/s/ Nathan M. Troup	Vice President, Chief Accounting Officer and Corporate Controller	March 11, 2016
Nathan M. Troup	(Principal Accounting Officer)

/s/ Terry Bachynski	Director	March 11, 2016
Terry Bachynski

/s/ Gail E. Hamilton	Director	March 11, 2016
Gail E. Hamilton

/s/ Michael G. Hutchinson	Director	March 11, 2016
Michael G. Hutchinson

/s/ Richard M. Klingaman	Director	March 11, 2016
Richard M. Klingaman

/s/ Craig R. Mackus	Director	March 11, 2016
Craig R. Mackus

/s/ Jan B. Packwood	Director	March 11, 2016
Jan B. Packwood

/s/ Robert C. Scharp	Director	March 11, 2016
Robert C. Scharp

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	December 31, 2015	December 31, 2014
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$14,245	$697
Receivables:
Intercompany receivable/payable	27,732	—
Other	3,053	3,157
	30,785	3,157
Deferred income taxes	—	—
Other current assets	1,048	770
Total current assets	46,078	4,624
Property, plant and equipment:
Plant and equipment	4,096	4,079
Less accumulated depreciation, depletion and amortization	3,101	2,976
Net property, plant and equipment	995	1,103
Restricted investments and bond collateral	15,753	32,612
Investment in subsidiaries	143,952	373,562
Intercompany receivable/payable	200,140	215,401
Other assets	19,002	19,804
Total Assets	$425,920	$647,106

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	December 31, 2015	December 31, 2014
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$3,288	$7,000
Revolving lines of credit	—	9,576
Accounts payable and accrued expenses:
Trade and other accrued liabilities	10,598	14,824
Interest payable	15,398	2,437
Workers’ compensation	590	671
Postretirement medical benefits	11,985	11,094
SERP	368	368
Intercompany receivable/payable	2,150	21,988
Other current liabilities	131	1,225
Total current liabilities	44,508	69,183
Long-term debt, less current installments	667,289	683,298
Workers’ compensation, less current portion	5,068	6,315
Excess of black lung benefit obligation over trust assets	17,220	11,252
Postretirement medical benefits, less current portion	239,122	186,376
Pension and SERP obligations, less current portion	40,516	25,178
Deferred income taxes	—	—
Other liabilities	466	626
Intercompany receivable/payable	13,615	14,323
Total liabilities	1,027,804	996,551
Shareholders’ deficit:
Preferred stock	—	92
Common stock	182	42,756
Other paid-in capital	240,721	185,644
Accumulated other comprehensive loss	(171,300)	(124,296)
Accumulated deficit	(672,219)	(468,902)
Total shareholders’ deficit	(602,616)	(364,706)
Noncontrolling interests in consolidated subsidiaries	732	15,261
Total deficit	(601,884)	(349,445)
Total Liabilities and Deficit	$425,920	$647,106

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenues	$—	$—	$—
Cost, expenses and other:
Cost of sales	(2,765)	(2,033)	—
Depreciation, depletion and amortization	195	290	354
Selling and administrative	19,891	31,611	12,339
Heritage health benefit expenses	13,811	12,529	12,361
Loss on sales of assets	—	—	—
Restructuring charges	—	1,814	—
	31,132	44,211	25,054
Operating loss	(31,132)	(44,211)	(25,054)
Other income (expense):
Interest expense	(64,793)	(73,612)	(30,417)
Loss on extinguishment of debt	(5,385)	(34,947)	(64)
Interest income	17,197	13,184	165
Loss on foreign exchange	(26)	(5,383)	—
Other income	(6)	281	1
	(53,013)	(100,477)	(30,315)
Loss before income taxes and income of consolidated subsidiaries	(84,145)	(144,688)	(55,369)
Equity in income of subsidiaries	(128,247)	(28,298)	42,347
Loss before income taxes	(212,392)	(172,986)	(13,022)
Income tax expense (benefit)	(3,625)	194	(4,895)
Net loss	(208,767)	(173,180)	(8,127)
Less net loss attributable to noncontrolling interest	(5,453)	(921)	(3,430)
Net loss attributable to the Parent company	$(203,314)	$(172,259)	$(4,697)

WESTMORELAND COAL COMPANY
SCHEDULE I — COMPREHENSIVE INCOME (LOSS)
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net loss	$(208,767)	$(173,180)	$(8,127)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	1,347	983	3,490
Adjustments to accumulated actuarial losses and transition obligations, pension	160	(24,793)	28,974
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefits	1,308	18	4,005
Adjustments to accumulated actuarial gains, postretirement medical benefits	7,322	(19,442)	53,230
Tax effect of other comprehensive income gains	(3,382)		(4,892)
Change in foreign currency translation adjustment	(52,021)	(17,880)	—
Unrealized and realized gains and losses on available-for-sale securities	(1,738)	413	(57)
Other comprehensive income (loss)	(47,004)	(60,701)	84,750
Comprehensive income (loss) attributable to Westmoreland Coal Company	$(255,771)	$(233,881)	$76,623

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(208,767)	$(173,180)	$(8,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of subsidiaries	128,247	28,298	(42,347)
Depreciation, depletion and amortization	195	290	354
Non-cash tax benefits	(3,625)	—	(4,892)
Share-based compensation	3,744	4,090	2,437
Loss on sales of assets	—	1	—
Amortization of deferred financing costs	4,859	959	3,165
Loss on extinguishment of debt	4,445	34,945	64
Gain on sales of investment securities	—	—	—
Loss on foreign exchange	26	5,422	—
Changes in operating assets and liabilities:
Receivables	104	(1,541)	(18)
Excess of black lung benefit obligation over trust assets	5,968	2,577	319
Accounts payable and accrued expenses	4,156	(997)	(613)
Accrual for workers’ compensation	(1,328)	(475)	(2,069)
Accrual for postretirement medical benefits	(9,299)	(2,192)	101
Pension and SERP obligations	(596)	(679)	1,391
Other assets and liabilities	(4,792)	(11,389)	(144)
Distributions received from subsidiaries	5,801	93,100	78,000
Net cash provided by (used in) operating activities	(70,862)	(20,771)	27,621
Cash flows from investing activities:
Additions to property, plant and equipment	(86)	(14)	(737)
Change in restricted investments and bond collateral and reclamation deposits	(290)	16,469	49
Proceeds from Kemmerer drop down to WMLP	115,000	—	—
Cash payments in escrow for future acquisitions	17,000	(34,000)	—
Cash payments related to acquisitions	—	(312,788)	—
Proceeds from the sale of restricted investments	—	—	—
Net cash provided by (used in) investing activities	131,624	(330,333)	(688)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount and premium	76,000	1,140,947	—
Repayments of long-term debt	(97,829)	(676,500)	(500)
Borrowings on revolving lines of credit	182,135	9,576	—
Repayments of revolving lines of credit	(191,710)	—	—
Debt issuance costs and other refinancing costs	(6,393)	(67,697)	(26)

Dividends/distributions	(3)	(859)	(1,360)
Proceeds from issuance of common shares	(319)	56,474	—
Exercise of stock options	—	749	—
Transactions with Parent/affiliates	(9,095)	(136,215)	(14,557)
Net cash provided by (used in) financing activities	(47,214)	326,475	(16,443)
Effect of exchange rate changes on cash	—	—	—
Net increase (decrease) in cash and cash equivalents	13,548	(24,629)	10,490
Cash and cash equivalents, beginning of year	697	25,326	14,836
Cash and cash equivalents, end of year	$14,245	$697	$25,326

WESTMORELAND COAL COMPANY
SCHEDULE I — NOTES TO FINANCIAL STATEMENTS
(Parent Company Information — See Notes to Consolidated Financial Statements)

1.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Parent Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding December 31,
	2015	2014
	(In thousands)
8.75% Notes	$350,000	$350,000
WCC Term Loan Facility	327,172	350,000
Revolving line of credit	—	9,576
Other	4,500	3,500
Debt discount	(11,095)	(13,202)
Total debt outstanding	670,577	699,874
Less current installments	(3,288)	(16,576)
Total debt outstanding, less current installments	$667,289	$683,298
The following table presents aggregate contractual debt maturities of all long-term debt for the Parent Company:

As of December 31, 2015
(In thousands)
2016	$3,288
2017	3,288
2018	7,788
2019	3,288
2020	314,020
Thereafter	350,000
Total	681,672
Less: debt discount	(11,095)
Total debt	$670,577
8.75% Notes due 2022 (the “8.75% Notes”)
On December 16, 2014 (the “Closing Date”), the Company completed the issuance of $350.0 million in aggregate principal amount of 8.75% Notes. The 8.75% Notes were issued at a 1.292% discount, mature on January 1, 2022, and bear a fixed interest rate of 8.75% payable semiannually, on January 1 and July 1 of each year, commencing July 1, 2015. The 8.75% Notes are the Company’s senior secured obligations, rank equally in right of payment with all of the Company’s existing and future senior obligations, including the WCC Term Loan Facility obligations defined below under the WCC Term Loan Facility and rank senior to all of the Company’s existing and future indebtedness that is expressly subordinated to the 8.75% Notes. The 8.75% Notes have not been registered under the Securities Act of 1933. In 2014, the Company capitalized debt issuance costs of $10.2 million in connection with the 8.75% Notes.
The Company may redeem all or part of the 8.75% Notes beginning on January 1, 2018 at the redemption prices set forth in the 8.75% Notes, and prior to January 1, 2018 at 100% of the principal amount plus the applicable premium described in the 8.75% Notes agreement. In addition, at any time prior to January 1, 2018, the Company may redeem up to 35% of the aggregate principal amount of the 8.75% Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 108.75% of the principal amount of the 8.75% Notes to be redeemed, together with accrued and unpaid interest, if any, to the redemption date, subject to certain conditions.
The 8.75% Notes are guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC and Westmoreland Resources, Inc. and their respective subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc. and certain other immaterial subsidiaries). The 8.75% Notes are not guaranteed by Westmoreland Canada LLC or any of its

WESTMORELAND COAL COMPANY
SCHEDULE I — NOTES TO FINANCIAL STATEMENTS
(Parent Company Information — See Notes to Consolidated Financial Statements)

subsidiaries, nor are they guaranteed by Westmoreland Resources GP, LLC or Westmoreland Resource Partners, LP or any of its subsidiaries, referred to as the Non-guarantors.
The 8.75% Notes and the guarantees are secured equally and ratably with the WCC Term Loan Facility (i) by first priority liens on substantially all of the Company’s and the guarantor parties’ tangible and intangible assets (excluding certain equity interests, mineral rights and sales contracts and certain assets subject to existing liens) and (ii) subject to the WCC Revolving Credit Facility, a second priority lien on substantially all cash, accounts receivable and inventory of the Company and the guarantors, and any other property with respect to, evidencing or relating to such cash, accounts receivable and inventory (whether now owned or hereinafter arising or acquired) and the proceeds and products thereof, subject in each case to permitted liens and certain exclusions (the “Notes Collateral”). The Notes Collateral is shared equally with the lenders under the WCC Term Loan Facility, who hold identical first and second priority liens, as applicable, on the Notes Collateral.
The 8.75% Notes restrict the Company’s and its restricted subsidiaries’ ability to, among other things, (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) declare or pay dividends on, or make other distributions in respect of, their capital stock; (iii) purchase or redeem or otherwise acquire for value any capital stock or subordinated indebtedness; (iv) make investments, other than permitted investments; (v) create certain liens or use assets as security; (vi) enter into agreements restricting the ability of any restricted subsidiary to pay dividends, make loans, or any other distributions to the Company or other restricted subsidiaries; (vii) engage in transactions with affiliates; and (viii) consolidate or merge with or into other companies or transfer all or substantially all of their assets.
The 8.75% Notes contain, among other provisions, events of default and various affirmative and negative covenants. As of December 31, 2015, the Company was in compliance with all covenants for the 8.75% Notes.
WCC Term Loan Facility due 2020
Effective as of the Closing Date, the Company entered into a WCC Term Loan Facility which provided for a $350.0 million term loan facility with a single advance made on the Closing Date. The WCC Term Loan Facility was issued at a 2.5% discount and matures on December 16, 2020. Borrowings under the WCC Term Loan Facility initially bear interest at one-month LIBOR plus 6.50%. The interest rate at December 31, 2015 was 7.50%. In 2014, the Company capitalized debt issuance costs of $8.4 million in connection with the WCC Term Loan Facility.
The WCC Term Loan Facility contains customary affirmative covenants, negative covenants, and events of default. Pursuant to the terms and provisions of the Guaranty and Collateral Agreement, dated the Closing Date, the obligations under the WCC Term Loan Facility are secured by identical first and second priority liens, as applicable, on the Notes Collateral. As of December 31, 2015, the Company was in compliance with all covenants for the WCC Term Loan Facility.
The WCC Term Loan Facility is guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC, Westmoreland Resources, Inc. and certain other direct and indirect subsidiaries of the Company (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc., Westmoreland Canada, LLC, Westmoreland Resources GP, LLC, Westmoreland Resource Partners, LP and certain other immaterial subsidiaries).
WCC Term Loan Facility Add-on
On January 22, 2015, the Company amended the WCC Term Loan Facility to increase the borrowings by $75.0 million, for an aggregate principal amount of $425.0 million. The amendments to the WCC Term Loan Facility were made in connection with the acquisition of Buckingham Coal Company, LLC. Net proceeds were $71.0 million after a 2.5% discount, 1.5% broker fee, a consent fee of 1.17%, and $0.1 million of additional debt issuance costs.
In conjunction with the Kemmerer Drop, the Company amended the WCC Term Loan Facility to remove Kemmerer as a guarantor. In addition, $94.1 million of the proceeds received from WMLP related to the Kemmerer Drop were used to pay down the WCC Term Loan Facility.
WCC Revolving Credit Facility
During the first quarter of 2014, the Company amended its WCC Revolving Credit Facility to increase the maximum available borrowing amount to $60.0 million. On December 16, 2014, the Company further amended the WCC Revolving Credit Facility, or the Second Amended and Restated Loan Agreement, decreasing the maximum borrowing amount to $50.0 million in the aggregate, consisting of a $30.0 million sub-facility available in the U.S. and a $20.0 million sub-facility available in Canada. Pursuant to a June 2, 2015 amendment to the WCC Revolving Credit Facility, Westmoreland has a total aggregate borrowing capacity of $75.0 million between June 15th and August 15 of each year. The revolver may support an equal amount of letters of credit, which would reduce the balance available under the revolver. At December 31, 2015,

WESTMORELAND COAL COMPANY
SCHEDULE I — NOTES TO FINANCIAL STATEMENTS
(Parent Company Information — See Notes to Consolidated Financial Statements)

availability under the WCC Revolving Credit Facility was $28.2 million with an outstanding balance of $19.8 million supporting letters of credit and a $2.0 million drawn on the revolver. All extensions of credit under the revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of substantially all of the Company’s subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc.,Westmoreland Resources GP, LLC, Westmoreland Resource Partners, LP and certain other immaterial subsidiaries). Pursuant to the Intercreditor Agreement, the holders of the 8.75% Notes and the WCC Term Loan Facility have a subordinate lien on these assets. The revolver has a maturity date of December 31, 2018. The Company capitalized debt issuance costs of $0.7 million in 2014 related to the revolver amendments.
Borrowings under the Second Amended and Restated Loan Agreement initially bear interest either at a rate 0.75% in excess of the base rate (as detailed in the Second Amended and Restated Loan Agreement) or at a rate 2.75% per annum in excess of LIBOR, at the Borrowers’ election. An unused line fee of 0.50% per annum is payable monthly on the average unused amount of the revolver.
The loan agreement contains various affirmative, negative and financial covenants. Financial covenants in the agreement include a fixed charge coverage ratio and an EBITDA measure. The fixed charge coverage ratio must meet or exceed a specified minimum. The EBITDA covenant requires a minimum amount of EBITDA to be achieved. The Company met these covenant requirements as of December 31, 2015.
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

2.1	Contribution Agreement, dated June 1, 2015, by and between Westmoreland Coal Company and Westmoreland Resource Partners, LP	8-K	001-11155	2.1	6/2/2015
2.2	Amended and Restated Contribution Agreement, dated July 31, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company	8-K	001-11155	2.1	8/4/2015
2.3	Stock Purchase Agreement, dated as of July 1, 2015, between BHP Billiton New Mexico Coal, Inc., and Westmoreland Coal Company	10-Q	001-11155	2.2	11/5/2015
3.1	Restated Certificate of Incorporation	S-1	333-117709	3.1	7/28/2004
3.2	Certificate of Correction to the Restated Certificate of Incorporation	8-K	001-11155	3.1	10/21/2004
3.3	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.1	9/7/2007
3.4	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.2	9/7/2007
3.5	Amended and Restated Certificate of Incorporation	10-Q	001-11155	3.1	7/31/2015
3.6	Amended and Restated Bylaws	8-K	001-11155	3.1	2/25/2015
4.1	Certificate of Designation of Series A Convertible Exchangeable Preferred Stock	10-K	001-11155	3(a)	3/15/1993
4.2	Common Stock certificate	S-2	33-1950	4(c)	12/4/1985
4.3	Preferred Stock certificate	S-2	33-47872	4.6	5/13/1992
4.4	Indenture, dated as of 2/04/2011, by and between Westmoreland Coal Company, Westmoreland Partners and Wells Fargo Bank, NA, as trustee and note collateral agent	8-K	001-11155	4.1	2/10/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
4.5	Form of 10.75% Senior Notes due 2018 (included as Exhibit A in Exhibit 4.4)	8-K	001-11155	4.2	2/10/2011
4.6	Pledge and Security Agreement dated as of 2/04/2011, by Westmoreland Coal Company and Westmoreland Partners in favor of Wells Fargo Bank, NA, as note collateral agent	8-K	001-11155	4.4	2/10/2011
4.7	Supplemental Indenture, dated as of 1/31/2012, by and among Westmoreland Coal Company, Westmoreland Partners and Wells Fargo Bank, National Association, as trustee and note collateral agent	8-K	001-11155	4.1	1/31/2012
4.8	Form of 10.75% Senior Notes due 2018 (included as Exhibit A in Exhibit 4.9)	8-K	001-11155	4.1	1/31/2012
4.9	Amendment No. 1 to the Pledge and Security Agreement dated 1/26/2012	8-K	001-11155	4.4	1/31/2012
4.10	Indenture, dated as of 2/07/2014, by and between Escrow Corporation and Wells Fargo Bank, National Association, as trustee	8-K	001-11155	4.1	2/12/2014
4.11	Form of Escrow Note (included as Exhibit A within Exhibit 4.10 hereto)	8-K	001-11155	4.2	2/12/2014
4.12	Pledge and Security Agreement, dated as of 2/07/2014, by and between Escrow Corporation and Wells Fargo Bank, National Association	8-K	001-11155	4.3	2/12/2014
4.13	Second Supplemental Indenture, dated as of 2/03/2014, by and among Westmoreland Coal Company, Westmoreland Partners and Wells Fargo Bank, National Association, as trustee	8-K	001-11155	4.4	2/12/2014
4.14	Third Supplemental Indenture, dated as of 4/28/2014, by and among Westmoreland Coal Company, Westmoreland Partners, Wells Fargo Bank, National Association, as trustee and notes collateral agent and the guarantors party thereto	8-K	001-11155	10.2	5/2/2014
4.15	Fourth Supplemental Indenture, dated as of 4/28/2014, by and among Westmoreland Coal Company, Westmoreland Partners, Wells Fargo Bank, National Association,as trustee and notes collateral agent, and the guarantors party thereto	8-K	001-11155	10.3	5/2/2014
4.16	Fifth Supplemental Indenture, dated as of 7/31/2014, by and among Westmoreland Coal Company, Westmoreland Partners, Wells Fargo Bank, National Association, as trustee and notes collateral agent, and the guarantors party thereto	8-K	001-11155	10.1	8/6/2014
4.17	Indenture, dated as of 12/16/2014, by and among Westmoreland Coal Company, the guarantors named therein, and U.S. Bank National Association, as trustee and notes collateral agent	8-K	001-11155	4.1	12/22/2014
4.18	Form of 8.75% Senior Notes due 2022	8-K	001-11144	4.2	12/22/2014
10.1*	Amended and Restated 2007 Equity Incentive Plan for Employees and Non-Employee Directors	10-K	001-11155	10.0	3/13/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.2*	2014 Equity Incentive Plan	Schedule 14A	001-11155	Appen-dix A	3/26/2014
10.3*	Form of ISO Agreement	10-Q	001-11155	10.1	5/9/2008
10.4*	Form of NQSO Agreement for directors	10-Q	001-11155	10.2	5/9/2008
10.5*	Form of NQSO Agreement for persons other than directors	10-Q	001-11155	10.3	5/9/2008
10.6*	Form of Restricted Stock Unit Agreement for 2012 awards	10-Q	001-11155	10.2	8/9/2010
10.7*	Form of Performance-Based Restricted Stock Unit Agreement for 2012 awards	10-Q	001-11155	10.1	5/9/2011
10.8*	Form of Cash Time-Based Award for 2013	10-K	001-11155	10.10	3/13/2012
10.9*	Form of Cash Performance-Based Award for 2013	10-K	001-11155	10.11	3/13/2012
10.10*	Form of 2014 Equity Plan Time-Based Awards for Employees	10-Q	001-11155	10.2	7/31/2014
10.11*	Form of 2014 Equity Plan Performance-Based Awards for Employees	10-Q	001-11155	10.3	7/31/2014
10.12*	Form of 2014 Equity Plan Time-Based Awards for Directors	10-Q	001-11155	10.1	7/31/2014
10.13*	Form of 2015 Equity Plan Time Vested Restricted Stock Unit Agreement	10-Q	001-11155	10.1	4/28/2015
10.14*	Form of 2015 Performance Vested Restricted Stock Unit Agreement	10-Q	001-11155	10.2	4/28/2015
10.15*	Severance Policy	10-Q	001-11155	10.9	8/5/2011
10.16*	Executive Transition Agreement effective 4/05/2013	10-Q	001-11155	10.1	11/8/2012
10.17	Amended Coal Mining Lease between Westmoreland Resources, Inc. (WRI) and Crow Tribe dated 11/26/1974, as amended in 1982	10-Q	0-752	10(a)	5/15/1992
10.18	Amendment to Amended Coal Mining Lease between the Crow Tribe and WRI dated 12/02/1994	10-K	001-11155	10.2	3/13/2009
10.19	Exploration and Option to Lease Agreement between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.2	5/8/2009
10.20	Crow Tribal Lands Coal Lease between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.5	5/8/2009
10.21	Master Agreement dated 1/04/1999, between Westmoreland Coal Company and the UMWA	8-K	001-11155	99.2	2/4/1999
10.22	Loan and Security Agreement dated as of 6/29/2012, by and among The PrivateBank and Trust Company, Westmoreland Coal Company and various subsidiaries	8-K	001-11155	10.1	7/3/2012
10.23	First Amendment, dated as of 1/10/2014, and Second Amendment, dated as of 1/22/2014, to the Loan and Security Agreement dated as of 6/29/2012, by and among The PrivateBank and Trust Company, Westmoreland Coal Company and various subsidiaries	10-K	001-11155	10.38	2/28/2014
10.24	Tract 1 Lease dated 3/25/2013 between The Crow Tribe of Indians and Westmoreland Resources, Inc.	8-K	001-11155	10.1	3/27/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.25	Consolidated Power Purchase and Operating Agreement dated 12/23/2013 for Roanoke Valley Units 1 and 2 by and between Westmoreland Partners and Virginia Electric and Power Company	10-K	001-11155	10.40	2/28/2014
10.26	Arrangement Agreement, dated as of 12/24/2013, by and among Westmoreland Coal Company, Sherritt International Corporation, Altius Minerals Corporation and other parties named therein	8-K	001-11155	99.5	1/23/2014
10.27	Purchase Agreement, dated as of 1/29/2014, by and among Westmoreland Escrow Corporation, BMO Capital Markets Corp. and Deutsche Bank Securities Inc.	8-K	001-11155	10.1	2/4/2014
10.28	Amending Agreement, dated as of 4/27/2014, by and among Westmoreland Coal Company, Sherritt International Corporation, Altius Minerals Corporation and other parties named therein	8-K	001-11155	10.1	5/2/2014
10.29	Registration Rights Agreement, dated as of 4/28/2014, by and among Westmoreland Coal Company, Westmoreland Partners, the guarantors party thereto and BMO Capital Markets Corp. and Deutsche Bank Securities Inc.	8-K	001-11155	10.4	5/2/2014
10.30	Amended and Restated Loan and Security Agreement, dated as of 4/28/2014, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto	8-K	001-11155	10.5	5/2/2014
10.31	Amended and Restated Intercreditor Agreement, dated as of 4/28/2014, by and among Wells Fargo Bank, National Association, as note collateral agent, and The PrivateBank and Trust Company, as administrative agent, as acknowledged and agreed to by Westmoreland Coal Company and certain of its subsidiaries	8-K	001-11155	10.6	5/2/2014
10.32	Agreement, dated as of 8/7/2014, by and between Cloud Peak Energy Logistics LLC and Coal Valley Resources, Inc.	8-K	001-11155	10.1	8/8/2014
10.33	Contribution Agreement, dated as of 10/16/2014, by and between Westmoreland Coal Company and Oxford Resource Partners, L.P.	10-Q	001-11155	10.6	10/28/2014
10.34	Purchase Agreement, dated as of 10/16/2014, by and among AIM Oxford Holdings, LLC, C&T Coal, Inc., Jeffrey M. Gutman, Daniel M. Maher, and the Warrantholders named therein, as sellers, and Westmoreland Coal Company, as buyer	10-Q	001-11155	10.7	10/28/2014
10.35	Credit Agreement, dated as of 12/16/2014, by and among Westmoreland Coal Company, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent	8-K	001-11155	4.3	12/22/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.36	Second Amended and Restated Loan and Security Agreement, dated as of 12/16/2014, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto	8-K	001-11155	4.4	12/22/2014
10.37
Joinder and First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 26, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto
						X
10.38	Consent and Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 29, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto	10-Q	001-11155	10.1	7/21/2015
10.39
Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 31, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto
						X
10.40	First Amendment to Credit Agreement, dated as of 1/22/2015, by and among Westmoreland Coal Company, the guarantors named therein, the lenders party thereto and Bank of Montreal, as administrative agent	8-K	001-11155	10.1	1/28/2015
10.41	Second Amendment to Credit Agreement, dated as of 1/22/2015, by and among Westmoreland Coal Company, the guarantors named therein, the lenders party thereto and Bank of Montreal, as administrative agent	8-K	001-11155	10.2	1/28/2015
10.42*	Change in Control Several Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Keith Alessi	10-Q	001-11155	10.3	4/28/2015
10.43*	Change in Control Several Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Kevin Paprzycki	10-Q	001-11155	10.4	4/28/2015
10.44*	Change in Control Several Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Jennifer Grafton	10-Q	001-11155	10.5	4/28/2015
10.45*	Change in Control Several Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Joseph Micheletti	10-Q	001-11155	10.6	4/28/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.46*	Change in Control Several Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and John Schadan	10-Q	001-11155	10.7	4/28/2015
10.47*	Change in Control Several Agreement, dated December 10, 2015, by and between Westmoreland Coal Company and Jason Veenstra					X
21.1	Subsidiaries of Westmoreland Coal Company					X
23.1	Consent of Ernst & Young LLP					X
23.2	Consent of Grant Thornton LLP					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X
Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is "unaudited" or "unreviewed."