Form 10-Q
period 2016-03-31
WESTMORELAND COAL Co
filed 2016-05-10
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 6, 2016: 18,537,502 shares of common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$17,754	$22,936
Receivables:
Trade	150,068	134,141
Loan and lease receivables	5,968	6,157
Contractual third-party reclamation receivables	12,564	8,020
Other	19,021	11,598
	187,621	159,916
Inventories	143,399	121,858
Other current assets	19,951	16,103
Total current assets	368,725	320,813
Property, plant and equipment:
Land and mineral rights	596,448	476,447
Plant and equipment	869,901	790,677
	1,466,349	1,267,124
Less accumulated depreciation, depletion and amortization	586,968	554,008
Net property, plant and equipment	879,381	713,116
Loan and lease receivables	51,823	49,313
Advanced coal royalties	16,367	19,781
Reclamation deposits	77,807	77,364
Restricted investments	143,345	140,807
Contractual third-party reclamation receivables, less current portion	154,816	86,915
Investment in joint venture	29,014	27,374
Intangible assets, net of accumulated amortization of $2.9 million and $15.9 million at March 31, 2016 and December 31, 2015, respectively	28,574	29,190
Other assets	20,837	11,904
Total Assets	$1,770,689	$1,476,577
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$77,375	$38,852
Revolving lines of credit	—	1,970
Accounts payable and accrued expenses:
Trade and other accrued liabilities	136,844	109,850
Interest payable	11,749	15,527
Production taxes	54,215	46,895
Postretirement medical benefits	13,855	13,855
SERP	368	368
Deferred revenue	20,303	10,715
Asset retirement obligations	49,445	43,950
Other current liabilities	36,782	30,688
Total current liabilities	400,936	312,670
Long-term debt, less current installments	1,051,674	979,073
Workers’ compensation, less current portion	5,034	5,068
Excess of black lung benefit obligation over trust assets	17,423	17,220
Postretirement medical benefits, less current portion	288,437	285,518
Pension and SERP obligations, less current portion	44,221	44,808
Deferred revenue, less current portion	21,986	24,613
Asset retirement obligations, less current portion	450,422	375,813
Intangible liabilities, net of accumulated amortization of $10.0 million and $9.8 million at March 31, 2016 and December 31, 2015, respectively	3,203	3,470
Other liabilities	37,434	30,208
Total liabilities	2,320,770	2,078,461
Shareholders’ deficit:
Common stock of $0.01 par value
Authorized 30,000,000 shares; issued and outstanding 18,402,961 shares at March 31, 2016 and 18,162,148 shares at December 31, 2015	184	182
Other paid-in capital	243,297	240,721
Accumulated other comprehensive loss	(151,897)	(171,300)
Accumulated deficit	(641,635)	(672,219)
Total Westmoreland Coal Company shareholders’ deficit	(550,051)	(602,616)
Noncontrolling interest	(30)	732
Total deficit	(550,081)	(601,884)
Total Liabilities and Deficit	$1,770,689	$1,476,577
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Revenues	$354,721	$371,483
Cost, expenses and other:
Cost of sales	273,802	301,711
Depreciation, depletion and amortization	35,013	38,059
Selling and administrative	31,672	26,716
Heritage health benefit expenses	3,015	3,059
Loss on sale/disposal of assets	336	229
Restructuring charges	—	553
Derivative loss (gain)	2,600	(5,276)
Income from equity affiliates	(1,293)	(2,025)
Other operating loss (gain)	(1,962)	2
	343,183	363,028
Operating income	11,538	8,455
Other income (expense):
Interest expense	(29,669)	(24,735)
Interest income	1,791	2,140
Gain (loss) on foreign exchange	(1,387)	2,109
Other income (loss)	(122)	193
	(29,387)	(20,293)
Loss before income taxes	(17,849)	(11,838)
Income tax expense (benefit)	(47,935)	2,040
Net income (loss)	30,086	(13,878)
Less net loss attributable to noncontrolling interest	(498)	(2,146)
Net income (loss) applicable to common shareholders	$30,584	$(11,732)
Net income (loss) per share applicable to common shareholders:
Basic and diluted	$1.67	$(0.67)
Weighted average number of common shares outstanding:
Basic	18,262	17,621
Diluted	18,269	17,621
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income (loss)	$30,086	$(13,878)
Other comprehensive income (loss):
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	818	1,110
Adjustments to accumulated actuarial losses and transition obligations, pension	172	203
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	200	327
Adjustments of accumulated actuarial losses and transition obligations, postretirement medical benefit	(688)	—
Tax effect of other comprehensive income gains	(57)	(575)
Change in foreign currency translation adjustment	19,239	(27,140)
Unrealized and realized gains and losses on available-for-sale securities	(281)	325
Other comprehensive income (loss)	19,403	(25,750)
Comprehensive income (loss) attributable to the Parent company	$49,489	$(39,628)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Deficit
Three Months Ended March 31, 2016
(Unaudited)

	Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Deficit
	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2015	18,162,148	$182	$240,721	$(171,300)	$(672,219)	$732	$(601,884)
WMLP distributions	—	—	—	—	—	(262)	(262)
Common stock issued as compensation	240,813	2	2,576	—	—	—	2,578
Net income (loss)	—	—	—	—	30,584	(498)	30,086
Other comprehensive income (loss)	—	—	—	19,403	—	(2)	19,401
Balance at March 31, 2016	18,402,961	$184	$243,297	$(151,897)	$(641,635)	$(30)	$(550,081)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$30,086	$(13,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	35,013	38,059
Accretion of asset retirement obligation and receivable	7,007	7,031
Share-based compensation	2,578	1,522
Non-cash interest expense	2,269	1,327
Amortization of deferred financing costs	3,214	2,532
Loss (gain) on derivative instruments	2,600	(5,276)
Loss (gain) on foreign exchange	1,387	(2,109)
Income from equity affiliates	(1,293)	(2,025)
Deferred income tax expense (benefit)	(47,973)	2,766
Other	299	(499)
Changes in operating assets and liabilities:
Receivables	(10,052)	(15,899)
Inventories	(6,956)	(4,957)
Accounts payable and accrued expenses	2,098	12,336
Deferred revenue	3,389	605
Asset retirement obligations	(7,977)	(4,838)
Other assets and liabilities	2,552	(15,057)
Net cash provided by operating activities	18,241	1,640
Cash flows from investing activities:
Additions to property, plant and equipment	(5,548)	(13,027)
Change in restricted investments	(3,172)	2,106
Cash payments in escrow for future acquisitions	—	34,000
Cash payments related to acquisitions and other	(126,865)	(35,887)
Cash acquired related to acquisition, net	—	2,783
Net proceeds from sales of assets	1,626	1,123
Receipts from loan and lease receivables	1,620	2,591
Payments related to loan and lease receivables	(312)	(1,044)
Other	1,530	(3,295)
Net cash used in investing activities	(131,121)	(10,650)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	121,225	79,359
Repayments of long-term debt	(9,018)	(17,160)
Borrowings on revolving lines of credit	77,500	32,675
Repayments on revolving lines of credit	(79,500)	(42,251)
Debt issuance costs and other refinancing costs	(2,927)	(2,806)
Other	(262)	98
Net cash provided by financing activities	107,018	49,915
Effect of exchange rate changes on cash	680	(1,770)
Net increase (decrease) in cash and cash equivalents	(5,182)	39,135
Cash and cash equivalents, beginning of period	22,936	14,258
Cash and cash equivalents, end of period	$17,754	$53,393
Non-cash transactions:
Accrued purchases of property and equipment	$2,279	$8,107
Capital leases and other financing sources	—	12,700
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company, or the Company, or Parent, and its subsidiaries and controlled entities including those of Westmoreland Resource Partners LP (“WMLP”). All intercompany transactions and accounts have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles and require the use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q is unaudited, but reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior amounts have been reclassified to conform to current period presentation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016.
These unaudited quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). The accounting principles followed by the Company are set forth in the Notes to the Company’s consolidated financial statements in its 2015 Form 10-K.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this standard on January 1, 2016 and retrospectively applied the guidance to prior periods.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 require companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations generated by contracts longer than one year. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The guidance is required to be applied by the modified retrospective transition approach. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.
2. ACQUISITION
Acquisition of San Juan
On January 31, 2016, Westmoreland San Juan, LLC (“WSJ”), a variable interest entity of the Company, acquired San Juan Coal Company (“SJCC”), which operates the San Juan mine in Farmington, New Mexico, and San Juan Transportation Company (together with SJCC, the “San Juan Entities” and such transaction, the “San Juan Acquisition”) for a total cash purchase price of approximately $126.9 million, subject to post-closing adjustments. The San Juan mine is the exclusive supplier of coal to the adjacent San Juan Generating Station (“SJGS”) under a coal supply agreement through 2022. The San Juan operations are included in the Company’s Coal - U.S. segment. See Note 3 - Variable Interest Entity for additional information.
WSJ financed the San Juan Acquisition with a $125.0 million loan from NM Capital Utility Corporation, an affiliate of Public Service Company of New Mexico (one of the owners of SJGS), and with available cash on hand. See Note 6 - Debt and Lines of Credit for additional information.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The San Juan Acquisition has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value.
The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates, and these adjustments may be significant. Certain estimates in the San Juan purchase price allocation are classified as Level 3 fair value estimates.
A preliminary allocation of the purchase consideration follows (in millions):

Provisional as of March 31, 2016
Purchase price:
Cash paid	$126.9

Preliminary allocation of purchase price:
Assets:
Inventories - coal and supplies	$8.8
Other Receivables	9.5
Contractual third-party reclamation receivable	4.6
Total current assets	22.9
Land and mineral rights	108.8
Plant and equipment	73.5
Contractual third-party reclamation receivable	66.8
Other assets	10.5
Total assets	282.5
Liabilities:
Trade payables and other accrued liabilities	13.5
Production taxes	2.0
Other liabilities	9.4
Asset retirement obligations	4.6
Total current liabilities	29.5
Asset retirement obligations, less current portion	66.8
Postretirement medical	1.9
Deferred income taxes	48.0
Other liabilities	9.4
Total liabilities	155.6
Net fair value	$126.9

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Unaudited Pro Forma Information
The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the San Juan Acquisition occurred on January 1, 2015. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisitions occurred on the dates indicated above, or of future results of operations.

(In thousands, except per share data)	Three Months Ended March 31,	Three Months Ended March 31,
	2016	2015
Total Revenues
As reported	$354,721	$371,483
Pro forma (unaudited)	$380,996	$451,782

Operating Income
As reported	$11,538	$8,455
Pro forma (unaudited)	$12,633	$18,148

Net income (loss) applicable to common shareholders
As reported	$30,584	$(11,732)
Pro forma (unaudited)	$31,009	$(5,587)

Net income (loss) per share applicable to common shareholders (basic and diluted)
As reported	$1.67	$(0.67)
Pro forma (unaudited)	$1.70	$(0.32)

3. VARIABLE INTEREST ENTITY

As of March 31, 2016, we consolidated our 100% owned WSJ subsidiary which is a variable interest entity (“VIE”). WSJ is a VIE due to another party potentially having the right to receive WSJ’s expected residual returns. The Company is the primary beneficiary because it has the power to direct the activities that most significantly impact WSJ’s economic performance. See Note 2 - Acquisition and Note 6 - Debt and Lines of Credit for additional information. The following table presents amounts included in our Consolidated Balance Sheet that are for the use of or are the obligation of our consolidated VIE.

	March 31, 2016	Balance Sheet Classification
	(In thousands)
Assets (liabilities):
Cash and cash equivalents	$4,349	Cash and cash equivalents
Receivables	26,866	Receivables
Inventories and other current assets	14,482	Other current assets
Land and mineral rights	108,641	Land and mineral rights
Property, plant and equipment, net	69,743	Property, plant and equipment, net
Contractual third-party reclamation receivables	71,336	Contractual third-party reclamation receivables
Other noncurrent assets	8,875	Other noncurrent assets
Debt	(114,464)	Current installments of long-term debt and Long-term debt, less current installments
Trade accounts payable	(22,530)	Accounts payable
Other current liabilities	(25,361)	Other current liabilities
Asset retirement obligations	(71,495)	Asset retirement obligations and Asset retirement obligations, less current portion
Deferred income taxes	(47,977)	Deferred income taxes
Other liabilities	$(9,361)	Other noncurrent liabilities

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

4. INVENTORIES
Inventories consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Coal stockpiles	$51,960	$38,636
Coal fuel inventories	7,619	7,194
Materials and supplies	86,741	78,784
Reserve for obsolete inventory	(2,921)	(2,756)
Total	$143,399	$121,858

5. RESTRICTED INVESTMENTS
The Company invests certain bond collateral, reclamation deposits, and other restricted investments in a limited selection of fixed-income investment options and receives the investment returns on these investments. These investments are not available to meet the Company’s general cash needs.
These accounts include available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss.
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at March 31, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cash and cash equivalents	$85,948	$29,554	$115,502
Time deposits	2,455	—	2,455
Available-for-sale	54,942	48,253	103,195
	$143,345	$77,807	$221,152
The Company’s carrying value and estimated fair value of its restricted investments and bond collateral at December 31, 2015 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cash and cash equivalents	$102,539	$45,819	$148,358
Time deposits	2,455	—	2,455
Available-for-sale	35,813	31,545	67,358
	$140,807	$77,364	$218,171

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Available-for-Sale Restricted Investments
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at March 31, 2016 were as follows (in thousands):

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cost basis	$55,868	$48,945	$104,813
Gross unrealized holding gains	245	382	627
Gross unrealized holding losses	(1,171)	(1,074)	(2,245)
Fair value	$54,942	$48,253	$103,195
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31, 2015 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cost basis	$36,715	$31,977	$68,692
Gross unrealized holding gains	167	521	688
Gross unrealized holding losses	(1,069)	(953)	(2,022)
Fair value	$35,813	$31,545	$67,358

6. DEBT AND LINES OF CREDIT
The Company and its subsidiaries are subject to the following debt arrangements:

	Total Debt Outstanding
	March 31, 2016	December 31, 2015
	(In thousands)
8.75% Notes	$350,000	$350,000
WCC Term Loan Facility	326,349	327,172
San Juan Loan	125,000	—
WMLP Term Loan Facility	301,215	299,248
Capital lease obligations	65,439	71,168
Revolving Credit Facility	—	1,970
Other	6,647	7,251
Total debt	1,174,650	1,056,809
Less debt discount and debt issuance costs	(45,601)	(36,914)
Less current installments	(77,375)	(40,822)
Total debt outstanding, less current installments	$1,051,674	$979,073

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The following table presents aggregate contractual debt maturities of all debt:

March 31, 2016
(In thousands)
2016	$61,292
2017	70,626
2018	315,889
2019	17,096
2020	338,584
Thereafter	371,163
Total debt	$1,174,650
8.75% Notes
The $350 million in principal amount of 8.75% senior secured notes due 2022 (“8.75% Notes”) were issued by the Parent and are guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC and Westmoreland Resources, Inc. and their respective subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc. and certain other immaterial subsidiaries). The 8.75% Notes are not guaranteed by Westmoreland Canada LLC or any of its subsidiaries, Westmoreland San Juan, LLC or any of its subsidiaries, nor are they guaranteed by Westmoreland Resources GP, LLC or WMLP, referred to as the “Non-guarantors.”
WCC Term Loan Facility
The WCC Term Loan Facility, due in 2020 (the “WCC Term Loan Facility”), is a primary obligation of the Parent and is guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC, Westmoreland Resources, Inc. and certain other direct and indirect subsidiaries of the Company (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc., certain other immaterial subsidiaries, and the Non-guarantors).
San Juan Loan
The San Juan Loan, due February 2, 2021, (the “San Juan Loan”) is a senior secured term loan and is a primary obligation of Westmoreland San Juan, LLC. The San Juan Loan is guaranteed by SJCC, and is secured by substantially all of SJCC’s assets. The San Juan Loan is expected to bear interest at a (i) 7.25% rate (the “Margin Rate”) plus (ii) (A) the London Interbank Offered Rate for a three month period plus (B) a statutory reserve rate, which such Margin Rate increases incrementally during each year of the San Juan Loan term. The San Juan Loan has no prepayment penalties. The agreements governing the San Juan Loan include representations and warranties and covenants regarding the ownership and operation of SJCC and the properties acquired in the San Juan Acquisition and standard special purpose bankruptcy remote entity covenants designed to preserve the separateness from Westmoreland of each of (i) WSJ, (ii) its direct parent company, Westmoreland San Juan Holdings, Inc., and (iii) SJCC (collectively, the “Westmoreland San Juan Entities”). Obligations under the San Juan Loan are recourse only to the Westmoreland San Juan Entities and their assets and neither Westmoreland nor its subsidiaries (other than the Westmoreland San Juan Entities) is an obligor under the San Juan Loan in any respect. The agreement governing the San Juan Loan requires that all revenues of the San Juan Entities, aside from payments on certain leases, are deposited into a cash management collection account swept monthly for operating expenses, capital expenditures, and Loan payment and prepayment. The assets and credit of SJCC are not available to satisfy the debts and other obligations of any of the Company other than the Westmoreland San Juan Entities.
WMLP Term Loan Facility
The WMLP Term Loan Facility (the “WMLP Term Loan Facility”), due in 2018, is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of WMLP, is guaranteed by WMLP and its subsidiaries, and is secured by substantially all of WMLP's and its subsidiaries' assets.
WMLP Revolving Credit Facility
On October 23, 2015, WMLP and its subsidiaries entered into a loan and security agreement with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent, which permits borrowings up to the aggregate principal amount of $15.0 million and letters of credit in an aggregate outstanding amount of up to $10.0 million, which reduces availability under the WMLP revolving credit facility on a dollar-for-dollar basis. At March 31, 2016, availability under the WMLP revolving credit facility was $15.0 million.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Capital Lease Obligations
During the three months ended March 31, 2016, the Company did not enter into any new capital leases.
Revolving Credit Facility
Under the Company’s revolving credit facility with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent (the “Revolving Credit Facility”), the Company has a total aggregate borrowing capacity of $75.0 million between June 15th and August 15th of each year, with an aggregate borrowing capacity of $50.0 million outside of these periods. As of March 31, 2016, the Company had no borrowings under the Revolving Credit Facility and had outstanding letters of credit against its aggregate borrowing capacity in the amount of $13.7 million.
Deferred Financing Costs
Due to the adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, debt issuance costs related to the Company’s debt liabilities are now reported in the balance sheet as a direct deduction from the face amount of the notes. The adoption of this standard resulted in the reclassification of $25.8 million of unamortized debt issuance costs from the non-current asset, Other assets, to a reduction of Long-term debt, less current portion on the consolidated balance sheet as of December 31, 2015.

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
The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$935	$1,054
Interest cost	3,111	2,907
Amortization of deferred items	200	327
Total net periodic benefit cost	$4,246	$4,288
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Former mining operations	$2,135	$2,034
Current operations	2,111	2,254
Total net periodic benefit cost	$4,246	$4,288
The costs for the former mining operations are included in Heritage health benefit expenses and costs for current operations are included in Cost of sales and Selling and administrative expenses.
Pension
The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$608	$506
Interest cost	2,287	1,985
Expected return on plan assets	(3,231)	(2,639)
Amortization of deferred items	1,039	1,110
Total net periodic pension cost	$703	$962

These costs are included in Cost of sales and Selling and administrative expenses. The Company made $0.2 million of contributions to its pension plans in the three months ended March 31, 2016. The Company expects to make $0.2 million of contributions to its pension plans during the remainder of 2016.

8. DERIVATIVE INSTRUMENTS
The Company has power purchase contracts at its Roanoke Valley Power Facility (“ROVA”) to manage exposure to power price fluctuations. These contracts cover the period from April 2014 to March 2019 and contracted power prices range from $41.05 to $55.20 per megawatt hour, with a weighted average contract price of $43.51 over the remaining contract lives. The contracts are not designated as hedging instruments, and accordingly their fair value is recognized on the Consolidated Balance Sheets, with changes in fair value recognized in the Consolidated Statement of Operations. Fair value is based on a comparison of contracted prices to projected future prices.
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Balance Sheets was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	March 31, 2016	December 31, 2015
Contracts to purchase power	Other current liabilities	$15,934	$13,679
Contracts to purchase power	Other liabilities	23,834	23,656
The effect of derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Statements of Operations was as follows (in thousands):

		Three Months Ended March 31,
Derivative Instruments	Statement of Operations Location	2016	2015
Contracts to purchase power	Derivative gain (loss)	$(2,600)	$5,276

9. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 5 - Restricted Investments and Note 8 - Derivative Instruments for additional disclosures related to fair value measurements.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value at March 31, 2016:

	Fair	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Value	Level 1	Level 2
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments	$54,942	$54,942	$—
Available-for-sale investments included in Reclamation deposits	48,253	48,253	—
Total assets	$103,195	$103,195	$—
Liabilities:
Contracts to purchase power included in Other current liabilities and Other liabilities	$(39,767)	$—	$(39,767)
Warrants issued by WMLP included in Other liabilities	(557)	(557)	—
Total liabilities	$(40,324)	$(557)	$(39,767)
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of March 31, 2016, the Company had no long-term debt with Level 3 fair values. The estimated fair values of the Company’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
March 31, 2016	$346,114	$204,750	$737,997	$440,250
December 31, 2015	$345,984	$213,500	$619,341	$388,380

10. INCOME TAX

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax (loss) income. For the three months ended March 31, 2015, the effective tax rate differed from the statutory rate primarily as a result of the U.S. and Canadian valuation allowances and the impact of the statutory rate change in Alberta, Canada. For the three months ended March 31, 2016, the effective tax rate differed from the statutory rate primarily due to the U.S. and Canadian valuation allowances, and for the recognition of changes in the Company’s net deferred tax assets due to the acquisition of SJCC.

As part of the San Juan acquisition, the Company acquired $48.0 million in deferred tax liabilities. Changes in the acquiring company’s deferred tax assets or liabilities subsequent to a business combination are required to be recorded currently in income during the quarter in which the transaction occurs. Accordingly, the $48.0 million decrease in the Company’s net deferred tax assets resulted in the release of a corresponding $48.0 million valuation allowance and recognition of a tax benefit in the three months ended March 31, 2016.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

11. STOCKHOLDERS’ DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in Accumulated Other Comprehensive Income (Loss)
The following table reflects the changes in accumulated other comprehensive income (loss) by component:

	Pension	Postretirement medical benefits	Unrealized gains and losses on available-for-sale securities, net	Foreign currency translation adjustment	Tax effect of other comprehensive income gains	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at December 31, 2015	$(34,558)	$(31,086)	$(1,325)	$(69,901)	$(34,430)	$(171,300)
Other comprehensive income (loss) before reclassifications	172	(688)	(281)	19,239	(57)	18,385
Amounts reclassified from accumulated other comprehensive income (loss)	818	200	—	—	—	1,018
Balance at March 31, 2016	$(33,568)	$(31,574)	$(1,606)	$(50,662)	$(34,487)	$(151,897)
The following table reflects the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2016 (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income (loss) is presented
	Three Months Ended March 31, 2016
Available-for sale securities
Realized gains and losses on available-for sale securities	$—	Other income (loss)

Amortization of defined benefit pension items
Prior service costs	$2	Cost of sales and Selling and administrative
Actuarial losses	816	Cost of sales and Selling and administrative
Total	$818
Amortization of postretirement medical items
Prior service costs	$(159)	Cost of sales and Selling and administrative
Actuarial losses	359	Cost of sales and Selling and administrative
Total	$200

12. SHARE-BASED COMPENSATION
The Company grants employees and non-employee directors restricted stock units. The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$1,112	$663
Contributions of stock to the Company’s 401(k) plan	1,466	859
Total share-based compensation expense	$2,578	$1,522

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Restricted Stock Units
No restricted stock units were granted, vested, or forfeited during the three months ended March 31, 2016. Unamortized compensation expense is expected to be recognized over the next three years. A summary of outstanding restricted stock units as of March 31, 2016 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at March 31, 2016	354,311	$28.44	$5,516

Stock Options
No stock options granted, vested, or forfeited during the three months ended March 31, 2016. A summary of stock options outstanding as of March 31, 2016 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at March 31, 2016	109,306	$22.16	1.9	—	—
SARs
There were no SARs granted during the three months ended March 31, 2016. A summary of SARs activity for the three months ended March 31, 2016 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2015	16,943	$25.44
Expired	(3,733)	$23.99
Outstanding and exercisable at March 31, 2016	13,210	$25.85	0.2	$—	$—

13. EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding stock options, stock appreciation rights and restricted stock units. No such items were included in the computations of diluted loss per share in the three months ended March 31, 2015 because the Company incurred a net loss applicable to common shareholders in that period and the effect of inclusion would have been anti-dilutive.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Income (loss) for basic earning per share calculation:
Net income (loss) allocated to common shareholders	$30,584	$(11,732)
Weighted average shares outstanding:
Basic weighted average shares outstanding	18,262	17,621
Effect of restricted stock units	7	—
Diluted weighted average shares outstanding	18,269	17,621
The table below shows the number of shares that were excluded from the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Restricted stock units, stock options and SARs	470	524
14. SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization, reporting of revenue, and operating income. The Company’s operations are classified into six reporting segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage, and Corporate. On August 1, 2015, the Company contributed 100% of the outstanding equity interests in Westmoreland Kemmerer, LLC (“Kemmerer”) to WMLP (the “Kemmerer Drop”), and, accordingly, to enable comparability, all segment disclosures have been adjusted to remove financial information for Kemmerer from the Coal - U.S. segment and present it in the Coal - WMLP segment for each of the three months ended March 31, 2016 and 2015.
Summarized financial information by segment is as follows:

	Coal - U.S.(1)	Coal - Canada	Coal - WMLP(2)	Power(3)	Heritage	Corporate(2)	Consolidated
	(In thousands)
Three Months Ended March 31, 2016
Revenues	$155,179	$93,434	$92,481	$21,995	$—	$(8,368)	$354,721
Restructuring charges	—	—	—	—	—	—	—
Depreciation, depletion, and amortization	14,138	5,639	15,265	—	—	(29)	35,013
Operating income (loss)	11,280	12,409	809	(5,801)	(3,481)	(3,678)	11,538
Total assets	945,328	523,876	411,656	41,717	16,379	(168,267)	1,770,689
Capital expenditures	2,655	1,349	1,544	—	—	—	5,548
Three Months Ended March 31, 2015
Revenues	$154,869	$103,242	$109,090	$20,647	$—	$(16,365)	$371,483
Restructuring charges	—	—	553	—	—	—	553
Depreciation, depletion, and amortization	9,379	11,265	14,889	2,484	—	42	38,059
Operating income (loss)	7,118	9,865	(369)	413	(3,349)	(5,223)	8,455
Total assets	576,344	583,536	453,620	172,310	16,005	13,237	1,815,052
Capital expenditures	7,157	4,049	4,812	579	—	(3,570)	13,027
____________________

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

(1)	The San Juan Acquisition was completed on January 31, 2016. For the three months ended March 31, 2016, revenues for the San Juan Entities were $26.6 million and operating losses were $3.1 million.

(2)
The Coal - WMLP segment recorded revenues of $7.9 million and $16.4 million for intersegment revenues to the Coal - U.S. segment for the three months ended March 31, 2016 and March 31, 2015, respectively. Eliminations for intersegment revenues and cost of sales are presented within the Corporate segment.

(3)
Total assets as of March 31, 2016 reflect a $133.1 million asset impairment in the Power segment that was recorded during the fourth quarter of 2015. No such impairment had been recorded as of March 31, 2015.

15. CONTINGENCIES

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

•	The effect of the Environmental Protection Agency’s and Canadian and provincial governments’ inquiries and regulations on the operations of the power plants to which we provide coal;

•	Our ability to manage the San Juan Entities following the San Juan Acquisition;

•	Our substantial level of indebtedness and our ability to adhere to financial covenants related to our borrowing arrangements;

•	Changes in our post-retirement medical benefit and pension obligations and the impact of the recently enacted healthcare legislation on our employee health benefit costs;

•	Inaccuracies in our estimates of our coal reserves;

•
Our potential inability to expand or continue current coal operations due to limitations in obtaining bonding capacity for new mining permits, and/or increases in our mining costs as a result of increased bonding expenses;

•	The effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

•	The inability to control costs, recognize favorable tax credits and/or receive adequate train traffic at our open market mine operations;

•	Our ability to realize growth opportunities and cost synergies as a result of the acquisition of our Canadian mines;

•	The ability or inability of our hedging arrangement with respect to our ROVA facility to generate cash flow due to the fully hedged position through March 2019;

•	Competition within our industry and with producers of competing energy sources;

•	Our relationships with, and other conditions affecting, our customers;

•	The availability and costs of key supplies or commodities, such as diesel fuel, steel and explosives;

•	Potential title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or an inability to mine the properties; and

•	Other factors that are described under the heading “Risk Factors” found in our reports filed with the Securities and Exchange Commission, including our 2015 Form 10-K.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Overview
Westmoreland Coal Company is the oldest independent coal company in the United States. Our coal operations include surface coal mines in the United States and Canada, underground coal mines in Ohio and New Mexico, a char production facility, and a 50% interest in an activated carbon plant. We also own the general partner of, and a majority of the equity interests in, WMLP, a publicly-traded coal master limited partnership. Our power operations include two coal-fired power generation units in North Carolina. We classify our business into four operating segments (Coal - U.S., Coal - Canada, Coal - WMLP and Power) and two non-operating segments (Heritage and Corporate). Our Heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our Corporate segment consists primarily of corporate administrative and business development expenses.
We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing debt obligations, pension contributions, heritage health benefit costs, and corporate overhead costs. The principal sources of cash flow to us are distributions from our operating subsidiaries.
San Juan Acquistion and related financing
On January 31, 2016, WSJ, a special purpose subsidiary of Westmoreland, acquired SJCC, which operates the San Juan mine in Farmington, New Mexico, and San Juan Transportation Company for a total cash purchase price of approximately $126.9 million, subject to post-closing adjustments. The San Juan mine is the exclusive supplier of coal to the adjacent SJGS under a coal supply agreement through 2022.
WSJ financed the San Juan Acquisition with a $125.0 million loan from NM Capital Utility Corporation, an affiliate of Public Service Company of New Mexico (one of the owners of SJGS), and with available cash on hand. The San Juan Loan matures February 1, 2021 and is expected to bear interest at (i) the Margin Rate plus (ii) (A) the London Interbank Offered Rate for a three month period plus (B) a statutory reserve rate, which such Margin Rate increases incrementally during each year of the San Juan Loan term. The San Juan Loan has no prepayment penalties. The agreements governing the San Juan Loan include representations and warranties and covenants regarding the ownership and operation of SJCC and the properties acquired in the San Juan Acquisition and standard special purpose bankruptcy remote entity covenants designed to preserve the separateness from Westmoreland of each of the Westmoreland San Juan Entities. Obligations under the San Juan Loan are recourse only to the Westmoreland San Juan Entities and their assets and neither Westmoreland nor its subsidiaries (other than the Westmoreland San Juan Entities) is an obligor under the San Juan Loan in any respect. The agreement governing the San Juan Loan requires that all revenues of the San Juan Entities, aside from payments on certain leases, are deposited into a cash management collection account swept monthly for operating expenses, capital expenditures, and loan payment and prepayment.
Results of Operations
Three Months Ended March 31, 2016 Compared to March 31, 2015
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended March 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands)
Revenues	$354,721	$371,483	$(16,762)	(4.5)%
Net income (loss) applicable to common shareholders	30,584	(11,732)	42,316	360.7%
Adjusted EBITDA(1)	62,957	56,027	6,930	12.4%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.
Our first quarter 2016 revenues decreased $16.8 million. The San Juan Acquisition added $26.6 million in revenue, however our other mining operations revenue decreased $43.3 million as a result of soft demand due to weather, lower export market prices, and the impact of a weaker Canadian dollar. Our net income increased $42.3 million mainly due to a $47.9

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

million tax benefit due to the release of our valuation allowance on our net operating loss deferred tax assets. Adjusted EBITDA increased $6.9 million due to the San Juan Acquisition which contributed $7.7 million.
Coal - U.S. Segment Operating Results
As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - U.S. segment:

	Three Months Ended March 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$155,179	$154,869	$310	0.2%
Operating income	11,280	7,118	4,162	58.5%
Adjusted EBITDA(1)	29,540	20,263	9,277	45.8%
Tons sold—millions of equivalent tons	6.0	5.8	0.2	3.4%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to Net income (loss) at the end of this “Results of Operations” section.
Our first quarter 2016 U.S. coal segment revenues, operating income, adjusted EBITDA and tons increased due to the San Juan Acquisition. These increases were offset by reduced tons sold by our other mines due to softer demand due to weather.
Coal - Canada Segment Operating Results

	Three Months Ended March 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$93,434	$103,242	$(9,808)	(9.5)%
Operating income	12,409	9,865	2,544	25.8%
Adjusted EBITDA(1)	23,441	24,922	(1,481)	(5.9)%
Tons sold—millions of equivalent tons	5.8	5.5	0.3	5.5%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.
Our first quarter 2016 Coal - Canada segment revenues were affected by a weaker Canadian dollar during the first three months of 2016 compared to the first three months of 2015. As a result, revenues decreased $9.8 million on a slight increase in tons sold. Operating income improved as a result of operational improvements in the business.
Coal - WMLP Segment Operating Results
As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - U.S. segment:

	Three Months Ended March 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$92,481	$109,090	$(16,609)	(15.2)%
Operating income (loss)	809	(369)	1,178	319.2%
Adjusted EBITDA(1)	19,280	19,005	275	1.4%
Tons sold—millions of equivalent tons	2.0	2.2	(0.2)	(9.1)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Our first quarter 2016 Coal - WMLP segment revenues and tons decreased due to lower demand due to weather. In addition revenues decreased due to lower average pricing and lower non-coal related revenue in the first quarter of 2016 compared to the first quarter of 2015. Operating income and adjusted EBITDA increased due to better margins on coal sales.
Power Segment Operating Results

	Three Months Ended March 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands)
Revenues	$21,995	$20,647	$1,348	6.5%
Operating income (loss)	(5,801)	413	(6,214)	*
Adjusted EBITDA(1)	(3,348)	(2,613)	(735)	(28.1)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

*	Not meaningful

Operating income decreased due a loss on our power derivative of $2.6 million during the the first quarter of 2016 compared to a gain on our power derivative of $5.3 million during the first quarter of 2015, offset by $2.4 million lower depreciation expense in 2016 as a result of the fourth quarter 2015 impairment charge.
Non-operating Segment Results

	Three Months Ended March 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands)
Heritage segment operating expenses	$3,481	$3,349	$132	3.9%
Corporate segment operating expenses	$3,678	$2,904	$774	26.7%

Our first quarter 2016 non-operating segment operating expenses were consistent with the prior period.
Reconciliation of Net Income (Loss) to Adjusted EBITDA
The discussion in “Results of Operations” includes references to our Adjusted EBITDA results. EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization and accretion expense. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by or presented in accordance with generally accepted accounting principles (“GAAP”). EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and as a basis for strategic planning and forecasting and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

•
are used widely by investors to measure a company’s operating performance without regard to items excluded from the calculation of such terms, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;

•	are used by rating agencies, lenders and other parties to evaluate our creditworthiness; and

•	help investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from our operating results.
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
The tables below show how we calculated EBITDA and Adjusted EBITDA, including a breakdown by segment, and reconciles Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$30,086	$(13,878)

Income tax expense (benefit)	(47,935)	2,040
Interest income	(1,791)	(2,140)
Interest expense	29,669	24,735
Depreciation, depletion and amortization	35,013	38,059
Accretion of ARO and receivable	7,007	7,031
Amortization of intangible assets and liabilities	(167)	(253)
EBITDA	51,882	55,594

Restructuring charges	—	553
Loss (gain) on foreign exchange	1,387	(2,109)
Acquisition related costs (1)	435	1,400
Customer payments received under loan and lease receivables (2)	2,660	4,103
Derivative loss (gain)	2,600	(5,276)
Loss (gain) on sale/disposal of assets and other adjustments	1,413	240
Share-based compensation	2,580	1,522
Adjusted EBITDA	$62,957	$56,027
____________________

(1)	Includes the impact of cost of sales related to the sale of inventory written up to fair value in the acquisition of Westmoreland Resources GP, LLC, the general partner of WMLP.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Adjusted EBITDA by Segment
Coal - U.S.	$29,540	$20,263
Coal - Canada	23,441	24,922
Coal - WMLP	19,280	19,005
Power	(3,348)	(2,613)
Heritage	(3,481)	(3,348)
Corporate	(2,475)	(2,202)
Total	$62,957	$56,027

Liquidity and Capital Resources
We had the following liquidity at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(In millions)
Cash and cash equivalents	$17.8	$22.9
Revolving Credit Facility	36.3	28.2
Total	$54.1	$51.1
We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
We conduct our operations through subsidiaries. We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the parent company are distributions from our operating subsidiaries. The cash at all of our subsidiaries is immediately available, except Westmoreland Risk Management, Inc. (“WRMI”), the Westmoreland San Juan Entities, and WMLP. The cash at our captive insurance entity, WRMI, is available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is $0.25 million. The cash at the Westmoreland San Juan Entities is governed as described below in the San Juan Term Loan section. The cash at WMLP is available to us through quarterly distributions.
Debt Obligations
8.75% Notes
The 8.75% Notes were outstanding in the principal amount of $350.0 million at March 31, 2016. The 8.75% Notes bear a fixed interest rate of 8.75% payable semiannually, on January 1 and July 1 of each year. The 8.75% Notes mature on January 1, 2022. As of March 31, 2016, we were in compliance with all covenants for the 8.75% Notes.
Restricted Group and Unrestricted Group Results
Under the indenture governing the 8.75% Notes (the “Indenture”), the WCC Term Loan Facility and the Revolving Credit Facility, Westmoreland Resources GP, LLC, WMLP and all of WMLP’s subsidiaries are designated as “unrestricted subsidiaries” (the “Unrestricted Group”). All of our other subsidiaries are restricted subsidiaries (the “Restricted Group”).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

The Indenture requires summary information for the Restricted Group and Unrestricted Group which is provided as follows:

	Restricted Group	Unrestricted Group	Total
	(In thousands)
Balance sheet information as of March 31, 2016:
Cash and cash equivalents	$4,742	$13,012	$17,754
Total current assets	256,954	111,771	368,725
Total assets	932,050	838,639	1,770,689
Total current liabilities	244,464	156,472	400,936
Total debt	711,389	417,660	1,129,049
Total liabilities	1,621,070	699,700	2,320,770

Statement of operations information for the three months ended March 31, 2016:
Revenues	$235,677	$119,044	$354,721
Operating costs and expenses	228,096	115,087	343,183
Operating income	7,581	3,957	11,538
Other income and expenses	(16,695)	(12,692)	(29,387)
Loss before income taxes	(9,114)	(8,735)	(17,849)
Income tax expense	(47,935)	—	(47,935)
Net income (loss)	38,821	(8,735)	30,086
Less net loss attributable to noncontrolling interest	—	(498)	(498)
Net income (loss) attributable to the Parent company	$38,821	$(8,237)	$30,584
For the three months ended March 31, 2016, Adjusted EBITDA associated with the Restricted Group and Unrestricted Group was $36.0 million and $27.0 million, respectively.
Non-guarantor Restricted Subsidiaries Results
The Indenture requires summary information for non-guarantor subsidiaries (as defined in the Indenture) which is provided as follows:

Absaloka Coal, LLC, Westmoreland Canada LLC, WRMI, the Canadian Subsidiaries and our Netherlands subsidiary (collectively, the “non-guarantor Restricted Subsidiaries”) had $1,209.1 million in total assets as of March 31, 2016, representing approximately 68.3% of our consolidated total assets, and generated $120.0 million in revenue for the three months ended March 31, 2015 representing approximately 33.8% of our consolidated revenue, and generated Adjusted EBITDA of $31.3 million representing approximately 49.7% of our consolidated Adjusted EBITDA. As of March 31, 2016, our non-guarantor Restricted Subsidiaries had $161.1 million of total indebtedness and $708.3 million of total liabilities, and our non-guarantor Canadian Subsidiaries had availability of up to $20.0 million under the Canadian tranche of the Revolving Credit Facility.
WCC Term Loan Facility

The WCC Term Loan Facility had an outstanding principal amount of $326.3 million at March 31, 2016. The WCC Term Loan Facility matures on December 16, 2020. We may elect to have borrowings under the WCC Term Loan Facility bear interest at a per annum rate of (i) one-, two-, three- or six-month LIBOR plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate plus 0.05%, and one-month LIBOR plus 1.00%) plus 5.50%. The interest rate at March 31, 2016 was 7.50%. As of March 31, 2016, we were in compliance with all covenants of the WCC Term Loan Facility. Under the WCC Term Loan Facility, we are required to pay a portion of our Excess Cash Flow (as defined by the credit agreement) for each fiscal year, beginning with the fiscal year ending December 31, 2015.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

San Juan Term Loan
WSJ financed the San Juan Acquisition with a $125.0 million loan from NM Capital Utility Corporation, an affiliate of Public Service Company of New Mexico (one of the owners of SJGS), and with available cash on hand. The San Juan Loan matures February 1, 2021 and is expected to bear interest at (i) the Margin Rate plus (ii) (A) the London Interbank Offered Rate for a three month period plus (B) a statutory reserve rate, which such Margin Rate increases incrementally during each year of the San Juan Loan term. The San Juan Loan has no prepayment penalties. The agreements governing the San Juan Loan include representations and warranties and covenants regarding the ownership and operation of SJCC and the properties acquired in the San Juan Acquisition and standard special purpose bankruptcy remote entity covenants designed to preserve the separateness from Westmoreland of each of the Westmoreland San Juan Entities. Obligations under the San Juan Loan are recourse only to the Westmoreland San Juan Entities and their assets and neither Westmoreland nor its subsidiaries (other than the Westmoreland San Juan Entities) is an obligor under the San Juan Loan in any respect. The agreement governing the San Juan Loan requires that all revenues of the San Juan Entities, aside from payments on certain leases, are deposited into a cash management collection account swept monthly for operating expenses, capital expenditures, and loan payment and prepayment.
Revolving Credit Facility
The Revolving Credit Facility has a maximum borrowing amount of $50.0 million in the aggregate, with an additional seasonal increase to the maximum borrowing amount between June 15th and August 15th of each year, consisting of a $30.0 million sub-facility ($55.0 million with the seasonal increase) available to our U.S. borrowers and $20.0 million sub-facility available to our Canadian borrowers. The facility may support an equal amount of letters of credit, which would reduce the balance available under the facility. At March 31, 2016, availability on the Revolving Credit Facility was $36.3 million with $13.7 million supporting letters of credit. The Revolving Credit Facility has a maturity date of December 31, 2018. We were in compliance with all covenant requirements of the Revolving Credit Facility as of March 31, 2016.
WMLP Term Loan Facility
As of March 31, 2016, the outstanding balance on the WMLP Term Loan Facility was $301.2 million, which matures in December 2018. This amount represents the principal balance of $298.9 million, plus paid-in-kind interest of $2.3 million. At March 31, 2016, the WMLP Term Loan Facility had a cash interest rate of 9.25%. As of March 31, 2016, WMLP was in compliance with all covenants under the terms of the WMLP Term Loan Facility.
WMLP Revolving Credit Facility
On October 23, 2015, WMLP and its subsidiaries entered into a loan and security agreement with the lenders party thereto and The PrivateBank and Trust Company, as administrative agent, which permits borrowings up to the aggregate principal amount of $15.0 million and letters of credit in an aggregate outstanding amount of up to $10.0 million, which reduces availability under the WMLP revolving credit facility on a dollar-for-dollar basis. At March 31, 2016, availability under the WMLP revolving credit facility was $15.0 million.
Capital Leases
During the three months ended March 31, 2016, we did not enter into new capital leases.
Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by payments of our heritage health and pension obligations as follows:

	Three Months Ended March 31,		2016 Remaining Expected Amounts
	2016	2015
	(In millions)
Postretirement medical benefits	$3.2	$3.3	$9.3
Combined Benefit Fund premiums	0.4	0.5	1.5
Workers’ compensation benefits	0.1	0.1	0.3
Total heritage health payments	$3.7	$3.9	$11.1

Pension contributions	$0.2	$—	$0.2

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash provided by (used in):
Operating activities	$18,241	$1,640
Investing activities	(131,121)	(10,650)
Financing activities	107,018	49,915
Cash from operations increased by $16.6 million as a result of favorable changes in working capital. Cash used in investing activities increased by $120.5 million for the three months ended March 31, 2016 due to the San Juan acquisition. Cash provided by financing activities increased from $49.9 million for the three months ended March 31, 2015 to $107.0 million for the three months ended March 31, 2016 primarily due to the San Juan Acquisition debt.
Asset Retirement Obligations, Contractual Third-party Reclamation Receivables, Reclamation Deposits and Reclamation Bond Collateral
The asset retirement obligations, contractual third-party reclamation receivables, reclamation deposits and reclamation bond collateral for each of the Company’s operating segments at March 31, 2016 are summarized below:

	Asset Retirement Obligations	Contractual Third-Party Reclamation Receivables	Reclamation Deposits	Reclamation Bond Collateral
	(In thousands)
Coal - U.S.	$321,667	$161,811	$77,807	$16,224
Coal - Canada	118,810	5,569	—	52,136
Coal - WMLP	58,335	—	—	37,015
Power	1,055	—	—	—
Total	$499,867	$167,380	$77,807	$105,375

Reclamation spend, net of customer receipts for reclamation, was $8.6 million for the three months ended March 31, 2016.

Critical Accounting Policies and Estimates
Please refer to the corresponding section in Part II, Item 7 of our 2015 Form 10-K for a discussion of our accounting policies and estimates.
Recent Accounting Pronouncements
See Note 1 - Basis Of Presentation of the Notes to the Unaudited Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

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
Our off-balance sheet arrangements are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Form 10-K.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Other than the changes below, there have been no material changes in our market risk since December 31, 2015. For additional information, refer to the “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our 2015 Form 10-K.
Commodity Price Risk
We are exposed to commodity price risk on sales of power at our ROVA facility. We have entered into derivative contracts to purchase power in the future at fixed prices. Such derivative contracts are structured to manage our exposure to changing power prices and not for trading. For the three months ended March 31, 2016 and 2015, we incurred a loss of $2.6 million and a gain $5.3 million, respectively, from these derivative contracts. Since any resales which we may make in the open market under these derivative contracts would be made at prevailing market prices, we may be subject to further losses under these hedging arrangements in the event that the market price for power falls below the level of our hedged position. Based on current market pricing trends, we may experience further losses under these hedging arrangements before the market price for power regains a level which is commensurate with our hedged position. If these trends continue, these losses could continue to adversely impact our results of operations and cash flows, and anticipated future cash losses are likely to be material.

Foreign Currency Exchange Rates
We are exposed to the effects of changes in exchange rates primarily from the Canadian dollar at our Canadian operations. We may enter into derivative contracts to manage exposure to fluctuations in foreign currency exchange rates. All decisions on derivative contracts are authorized and executed pursuant to our policies and procedures, which do not allow the use of financial instruments for trading purposes. There were no foreign currency derivative contracts outstanding as of March 31, 2016.
A description of our accounting policies for derivative financial instruments is included in Note 1 - Basis Of Presentation and Note 8 - Derivative Instruments to the consolidated financial statements.

ITEM 4	— CONTROLS AND PROCEDURES.
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2016. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
On January 31, 2016, we closed on the San Juan Acquisition. As a result of this acquisition, we are in the process of reviewing the internal controls of the San Juan mine operations and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired operations. Except for the San Juan Acquisition, there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have disclosed under the heading “Risk Factors” in our 2015 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. For the three months ended March 31, 2016, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2015 Form 10-K and the other information set forth elsewhere in this Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company’s purchases of its common stock during the three months ended March 31, 2016 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
February 16, 2016	599	$5.88
____________________

(1)
Shares purchased as indicated in this table represent the withholding of a portion of restricted shares to cover taxes on vested restricted shares and were not made pursuant to a publicly announced share repurchase plan or program.

ITEM 4— MINE SAFETY DISCLOSURES
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations or other regulatory matters, as required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this report on Form 10-Q.

ITEM 6	— EXHIBITS.

See Exhibit Index at the end of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	May 10, 2016	/s/ Jason W. Veenstra
Jason W. Veenstra
Chief Financial Officer (Principal Financial Officer and A Duly Authorized Officer)

Date:	May 10, 2016	/s/ Nathan M. Troup
Nathan M. Troup
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and A Duly Authorized Officer)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	March 31, 2016	December 31, 2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$3,704	$14,245
Receivables:
Intercompany receivable	29,906	27,732
Other	1,284	3,053
	31,190	30,785
Deferred income taxes	—	—
Other current assets	1,541	1,048
Total current assets	36,435	46,078
Property, plant and equipment:
Plant and equipment	4,096	4,096
Less accumulated depreciation, depletion and amortization	3,192	3,101
Net property, plant and equipment	904	995
Restricted investments and bond collateral	15,770	15,753
Investment in subsidiaries	152,060	143,952
Intercompany receivable/payable	248,113	200,140
Other assets	1,095	1,479
Total Assets	$454,377	$408,397

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	March 31, 2016	December 31, 2015
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$3,288	$3,288
Revolving lines of credit	—	—
Accounts payable and accrued expenses:
Trade and other accrued liabilities	13,079	10,598
Interest payable	7,745	15,398
Workers’ compensation	585	590
Postretirement medical benefits	11,985	11,985
SERP	368	368
Intercompany payable	1,613	2,150
Other current liabilities	28	131
Total current liabilities	38,691	44,508
Long-term debt, less current installments	650,019	649,766
Workers’ compensation, less current portion	5,034	5,068
Excess of black lung benefit obligation over trust assets	17,423	17,220
Postretirement medical benefits, less current portion	239,315	239,122
Pension and SERP obligations, less current portion	40,136	40,516
Deferred income taxes	—	—
Other liabilities	466	466
Intercompany payable	13,374	13,615
Total liabilities	1,004,458	1,010,281
Shareholders’ deficit:
Common stock	184	182
Other paid-in capital	243,297	240,721
Accumulated other comprehensive loss	(151,897)	(171,300)
Accumulated deficit	(641,635)	(672,219)
Total shareholders’ deficit	(550,051)	(602,616)
Noncontrolling interests in consolidated subsidiaries	(30)	732
Total deficit	(550,081)	(601,884)
Total Liabilities and Deficit	$454,377	$408,397

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Revenues	$—	$—
Cost, expenses and other:
Cost of sales	(482)	(506)
Depreciation, depletion and amortization	91	43
Selling and administrative	5,132	4,257
Heritage health benefit expenses	2,818	2,869
	7,559	6,663
Operating loss	(7,559)	(6,663)
Other income (expense):
Interest expense	(15,128)	(16,543)
Interest income	4,332	3,935
Gain (loss) on foreign exchange	12	(2)
Other income (expense)	(73)	1
	(10,857)	(12,609)
Loss before income taxes and income of consolidated subsidiaries	(18,416)	(19,272)
Equity in income of subsidiaries	500	2,831
Loss before income taxes	(17,916)	(16,441)
Income tax benefit	(48,002)	(2,563)
Net income (loss)	30,086	(13,878)
Less net loss attributable to noncontrolling interest	(498)	(2,146)
Net income (loss) attributable to the Parent company	$30,584	$(11,732)

WESTMORELAND COAL COMPANY
SCHEDULE I — COMPREHENSIVE LOSS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income (loss)	$30,086	$(13,878)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	818	1,110
Adjustments to accumulated actuarial losses and transition obligations, pension	172	203
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefits	200	327
Adjustments of accumulated actuarial losses and transition obligations, postretirement medical benefit	(688)	—
Tax effect of other comprehensive income gains or losses	(57)	(575)
Change in foreign currency translation adjustment	19,239	(27,140)
Unrealized and realized gains and losses on available-for-sale securities	(281)	325
Other comprehensive income (loss)	19,403	(25,750)
Comprehensive loss attributable to Westmoreland Coal Company	$49,489	$(39,628)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$30,086	$(13,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	91	43
Share-based compensation	1,308	682
Amortization of deferred financing costs	1,175	1,189
Loss (gain) on foreign exchange	(12)	5
Equity in income of subsidiaries	(500)	(2,831)
Deferred income tax expense (benefit)	(47,973)	(1,817)
Distributions received from subsidiaries	921	—
Other	13	(575)
Changes in operating assets and liabilities:
Receivables	1,769	1,195
Accounts payable and accrued expenses	(5,172)	(2,237)
Other assets and liabilities	(277)	(1,901)
Net cash provided by (used in) operating activities	(18,571)	(20,125)
Cash flows from investing activities:
Additions to property, plant and equipment	—	(140)
Change in restricted investments	(893)	394
Cash payments in escrow for future acquisitions	—	17,000
Proceeds from the sale of investments	804	—
Net cash provided by (used in) investing activities	(89)	17,254
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	—	75,000
Repayments of long-term debt	(822)	(1,062)
Borrowings on revolving lines of credit	48,500	22,675
Repayments on revolving lines of credit	(48,500)	(32,251)
Debt issuance costs and other refinancing costs	—	(4,663)
Transactions with Parent/affiliates	8,941	(25,150)
Other	—	(323)
Net cash provided by financing activities	8,119	34,226
Net increase (decrease) in cash and cash equivalents	(10,541)	31,355
Cash and cash equivalents, beginning of period	14,245	697
Cash and cash equivalents, end of period	$3,704	$32,052

WESTMORELAND COAL COMPANY
SCHEDULE I — NOTES TO FINANCIAL STATEMENTS
(Parent Company Information — See Notes to Consolidated Financial Statements)

1.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Parent Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	March 31, 2016	December 31, 2015
	(In thousands)
8.75% Notes due 2022	$350,000	$350,000
WCC Term Loan Facility due 2020	326,349	327,172
Revolving Credit Facility	—	—
Other	4,500	4,500
Total debt	680,849	681,672
Less debt discount and debt issuance costs	(27,542)	(28,618)
Less current installments	(3,288)	(3,288)
Total debt outstanding, less current installments	$650,019	$649,766
The following table presents aggregate contractual debt maturities of all long-term debt for the Parent Company:

March 31, 2016
(In thousands)
2016	$2,466
2017	3,288
2018	7,788
2019	3,288
2020	314,019
Thereafter	350,000
Total	$680,849

Pursuant to a June 2, 2015 amendment to the Revolving Credit Facility, Westmoreland has a total aggregate borrowing capacity of $75.0 million between June 15th and August 15th of each year, with an aggregate borrowing capacity of $50.0 million outside of these periods. As of March 31, 2016, the Company had no borrowings under the Revolving Credit Facility and had outstanding letters of credit in the amount of $13.7 million.
Due to the adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, debt issuance costs related to the Company’s debt liabilities are now reported in the balance sheet as a direct deduction from the face amount of the notes. The adoption of this standard resulted in the reclassification of $17.5 million of unamortized debt issuance costs from the non-current asset, Other assets, to a reduction of Long-term debt, less current portion on the consolidated balance sheet as of December 31, 2015.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Reclamation Bond Agreement, dated as of January 31, 2016 by and among Westmoreland Coal Company, PNM Resources, Inc., San Juan Coal Company and Zurich American Insurance Company					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is "unaudited" or "unreviewed."