Form 10-Q
period 2016-06-30
WESTMORELAND COAL Co
filed 2016-08-02
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 29, 2016: 18,569,845 shares of common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$35,876	$22,936
Receivables:
Trade	142,587	134,141
Loan and lease receivables	5,851	6,157
Contractual third-party reclamation receivables	12,781	8,020
Other	18,937	11,598
	180,156	159,916
Inventories	129,881	121,858
Other current assets	19,823	16,103
Total current assets	365,736	320,813
Property, plant and equipment:
Land and mineral rights	597,450	476,447
Plant and equipment	875,122	790,677
	1,472,572	1,267,124
Less accumulated depreciation, depletion and amortization	613,745	554,008
Net property, plant and equipment	858,827	713,116
Loan and lease receivables	50,161	49,313
Advanced coal royalties	17,206	19,781
Reclamation deposits	73,434	77,364
Restricted investments and bond collateral	144,061	140,807
Contractual third-party reclamation receivables, less current portion	154,926	86,915
Investment in joint venture	28,045	27,374
Intangible assets, net of accumulated amortization of $3.4 million and $15.9 million at June 30, 2016 and December 31, 2015, respectively	28,050	29,190
Other assets	22,767	11,904
Total Assets	$1,743,213	$1,476,577
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$87,754	$38,852
Revolving lines of credit	3,000	1,970
Accounts payable and accrued expenses:
Trade and other accrued liabilities	134,429	109,850
Interest payable	20,386	15,527
Production taxes	46,797	46,895
Postretirement medical benefits	13,855	13,855
SERP	368	368
Deferred revenue	19,834	10,715
Asset retirement obligations	50,944	43,950
Other current liabilities	29,888	30,688
Total current liabilities	407,255	312,670
Long-term debt, less current installments	1,047,244	979,073
Workers’ compensation, less current portion	4,992	5,068
Excess of black lung benefit obligation over trust assets	17,594	17,220
Postretirement medical benefits, less current portion	286,739	285,518
Pension and SERP obligations, less current portion	43,702	44,808
Deferred revenue, less current portion	22,441	24,613
Asset retirement obligations, less current portion	449,857	375,813
Intangible liabilities, net of accumulated amortization of $10.3 million and $9.8 million at June 30, 2016 and December 31, 2015, respectively	2,936	3,470
Other liabilities	33,566	30,208
Total liabilities	2,316,326	2,078,461
Shareholders’ deficit:
Common stock of $0.01 par value
Authorized 30,000,000 shares; issued and outstanding 18,569,845 shares at June 30, 2016 and 18,162,148 shares at December 31, 2015	186	182
Other paid-in capital	245,050	240,721
Accumulated other comprehensive loss	(150,259)	(171,300)
Accumulated deficit	(667,002)	(672,219)
Total Westmoreland Coal Company shareholders’ deficit	(572,025)	(602,616)
Noncontrolling interest	(1,088)	732
Total deficit	(573,113)	(601,884)
Total Liabilities and Deficit	$1,743,213	$1,476,577
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues	$356,247	$348,959	$710,968	$720,444
Cost, expenses and other:
Cost of sales	290,113	285,480	563,915	587,189
Depreciation, depletion and amortization	33,663	34,263	68,676	72,322
Selling and administrative	32,019	28,508	63,691	55,228
Heritage health benefit expenses	3,222	2,162	6,237	5,221
Loss (gain) on sale/disposal of assets	(2,253)	784	(1,917)	1,013
Restructuring charges	—	103	—	656
Derivative loss (gain)	(5,878)	6,178	(3,278)	902
Income from equity affiliates	(1,287)	(1,653)	(2,580)	(3,678)
Other operating loss	3,659	—	1,697	—
	353,258	355,825	696,441	718,853
Operating income (loss)	2,989	(6,866)	14,527	1,591
Other income (expense):
Interest expense	(31,510)	(25,304)	(61,179)	(50,039)
Interest income	2,356	2,567	4,147	4,707
Gain (loss) on foreign exchange	(364)	(1,313)	(1,751)	795
Other income	254	534	132	726
	(29,264)	(23,516)	(58,651)	(43,811)
Loss before income taxes	(26,275)	(30,382)	(44,124)	(42,220)
Income tax expense (benefit)	(100)	7,469	(48,035)	9,509
Net income (loss)	(26,175)	(37,851)	3,911	(51,729)
Less net loss attributable to noncontrolling interest	(808)	(1,246)	(1,306)	(3,392)
Net income (loss) applicable to common shareholders	$(25,367)	$(36,605)	$5,217	$(48,337)
Net income (loss) per share applicable to common shareholders:
Basic and diluted	$(1.37)	$(2.04)	$0.28	$(2.72)
Weighted average number of common shares outstanding:
Basic	18,540	17,926	18,401	17,775
Diluted	18,540	17,926	18,418	17,775
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$(26,175)	$(37,851)	$3,911	$(51,729)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	1,772	1,157	2,590	2,267
Adjustments to accumulated actuarial losses and transition obligations, pension	(199)	(488)	(27)	(285)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	323	327	523	654
Adjustments of accumulated actuarial losses and transition obligations, postretirement medical benefit	1,672	—	984	—
Tax effect of other comprehensive income gains and losses	(1,314)	225	(1,371)	(350)
Change in foreign currency translation adjustment	(617)	4,924	18,622	(22,216)
Unrealized and realized gains and losses on available-for-sale securities	1	(1,785)	(280)	(1,460)
Other comprehensive income (loss), net of income taxes	1,638	4,360	21,041	(21,390)
Comprehensive income (loss)	(24,537)	(33,491)	24,952	(73,119)
Less: Comprehensive loss attributable to noncontrolling interest	(792)	(1,246)	(1,292)	(3,392)
Comprehensive income (loss) attributable to common shareholders	$(23,745)	$(32,245)	$26,244	$(69,727)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Deficit
Six Months Ended June 30, 2016
(Unaudited)

	Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Deficit
	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2015	18,162,148	$182	$240,721	$(171,300)	$(672,219)	$732	$(601,884)
WMLP distributions	—	—	—	—	—	(528)	(528)
Common stock issued as compensation	342,353	3	4,531	—	—	—	4,534
Issuance of restricted stock	65,344	1	(202)	—	—	—	(201)
Net income (loss)	—	—	—	—	5,217	(1,306)	3,911
Other comprehensive income	—	—	—	21,041	—	14	21,055
Balance at June 30, 2016	18,569,845	$186	$245,050	$(150,259)	$(667,002)	$(1,088)	$(573,113)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,911	$(51,729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	68,676	72,322
Accretion of asset retirement obligation and receivable	14,297	14,112
Share-based compensation	4,534	3,646
Non-cash interest expense	4,554	2,664
Amortization of deferred financing costs	6,630	4,997
Loss (gain) on derivative instruments	(3,278)	902
Loss (gain) on foreign exchange	1,751	(795)
Income from equity affiliates	(2,580)	(3,678)
Deferred income tax expense (benefit)	(47,547)	10,265
Other	(3,696)	1,832
Changes in operating assets and liabilities:
Receivables	(2,008)	1,283
Inventories	6,677	(8,789)
Accounts payable and accrued expenses	(8,045)	(1,560)
Deferred revenue	6,948	(6,141)
Other assets and liabilities	2,995	(16,367)
Asset retirement obligations	(16,415)	(10,914)
Net cash provided by operating activities	37,404	12,050
Cash flows from investing activities:
Additions to property, plant and equipment	(12,231)	(38,554)
Change in restricted investments	658	(10,598)
Cash received from restricted deposits	—	34,000
Cash payments related to acquisitions and other	(125,314)	(35,887)
Cash acquired related to acquisition, net	—	2,782
Net proceeds from sales of assets	6,706	12,396
Receipts from loan and lease receivables	3,268	12,606
Payments related to loan and lease receivables	(334)	(2,466)
Other	3,095	1,193
Net cash used in investing activities	(124,152)	(24,528)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	122,250	79,359
Repayments of long-term debt	(17,991)	(33,724)
Borrowings on revolving lines of credit	195,400	35,175
Repayments on revolving lines of credit	(194,370)	(42,251)
Debt issuance costs and other refinancing costs	(5,709)	(4,252)
Other	(529)	1,660
Net cash provided by financing activities	99,051	35,967
Effect of exchange rate changes on cash	637	(1,871)
Net increase in cash and cash equivalents	12,940	21,618
Cash and cash equivalents, beginning of period	22,936	14,258
Cash and cash equivalents, end of period	$35,876	$35,876
Supplemental disclosures of cash flow information:
Cash paid for interest	$47,972	$29,444
Non-cash transactions:
Accrued purchases of property and equipment	$5,762	$5,770
Capital leases and other financing sources	9,334	12,763
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company, or the Company, or Parent, and its subsidiaries and controlled entities including those of Westmoreland Resource Partners LP (“WMLP”). All intercompany transactions and accounts have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and require the use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q is unaudited, but reflects all adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to current period presentation. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016.
These unaudited quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this standard on January 1, 2016 and retrospectively applied the guidance to prior periods. The adoption of this standard resulted in the reclassification of $25.8 million of unamortized debt issuance costs from the non-current asset, Other assets, to a reduction of Long-term debt, less current portion on the consolidated balance sheet as of December 31, 2015.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017. The Company can either adopt these standards retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The amendments in ASU 2016-02 require companies that lease assets to recognize on their balance sheets the assets and liabilities for the rights and obligations generated by contracts longer than one year. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The guidance is required to be applied by the modified retrospective transition approach. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.
2. ACQUISITION
Acquisition of San Juan
On January 31, 2016, Westmoreland San Juan, LLC (“WSJ”), a variable interest entity of the Company, acquired San Juan Coal Company (“SJCC”), which operates the San Juan mine in Farmington, New Mexico, and San Juan Transportation Company (together with SJCC, the “San Juan Entities” and such transaction, the “San Juan Acquisition”) for a total cash purchase price of approximately $125.3 million, subject to post-closing adjustments. The San Juan mine is the exclusive supplier of coal to the adjacent San Juan Generating Station (“SJGS”) under a coal supply agreement through 2022. The San Juan operations are included in the Company’s Coal - U.S. segment.
WSJ financed the San Juan Acquisition with available cash on hand and with a $125.0 million loan from NM Capital Utility Corporation, an affiliate of Public Service Company of New Mexico (one of the owners of SJGS).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The San Juan Acquisition has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value.
The allocation of the purchase price is preliminary pending the completion of various estimates. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates, and these adjustments may be significant. Certain estimates in the San Juan purchase price allocation are classified as Level 3 fair value estimates.
A preliminary allocation of the purchase consideration follows (in millions):

Provisional as of June 30, 2016
Purchase price:
Cash paid	$125.3

Preliminary allocation of purchase price:
Assets:
Inventories - coal and supplies	$8.8
Other Receivables	9.5
Contractual third-party reclamation receivable	4.6
Total current assets	22.9
Land and mineral rights	107.1
Plant and equipment	73.5
Contractual third-party reclamation receivable	66.8
Other assets	10.5
Total assets	280.8
Liabilities:
Trade payables and other accrued liabilities	13.8
Production taxes	2.0
Other liabilities	9.4
Asset retirement obligations	4.6
Total current liabilities	29.8
Asset retirement obligations, less current portion	66.8
Postretirement medical	1.9
Deferred income taxes	47.6
Other liabilities	9.4
Total liabilities	155.5
Net fair value	$125.3
Pro Forma Information
The following pro forma information has been prepared for illustrative purposes only and assumes the San Juan Acquisition occurred on January 1, 2015. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisitions occurred on the dates indicated above, or of future results of operations.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

(In thousands, except per share data)	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2015	2016	2015
Total revenues
As reported	$348,959	$710,968	$720,444
Pro forma	$421,427	$737,243	$873,211

Operating income (loss)
As reported	$(6,866)	$14,527	$1,591
Pro forma	$4,813	$15,622	$22,963

Net income (loss) applicable to common shareholders
As reported	$(36,605)	$5,217	$(48,337)
Pro forma	$(28,525)	$5,642	$(34,113)

Net income (loss) per share applicable to common shareholders (basic and diluted)
As reported	$(2.04)	$0.28	$(2.72)
Pro forma	$(1.59)	$0.31	$(1.92)

3. VARIABLE INTEREST ENTITY

As of June 30, 2016, the Company consolidated our 100% owned WSJ subsidiary which is a variable interest entity (“VIE”). WSJ is a VIE due to another party potentially having the right to receive WSJ’s expected residual returns. The Company is the primary beneficiary because it has the power to direct the activities that most significantly impact WSJ’s economic performance. See Note 2 - Acquisition and Note 6 - Debt and Lines of Credit. Accordingly, the Company consolidates the operating results, assets and liabilities of WSJ. The following table presents the carrying amounts, after eliminating the effect of intercompany transactions, included in the Consolidated Balance Sheet that are for the use of or are the obligation of WSJ (in thousands):

June 30, 2016
Assets	$310,290
Liabilities	296,312
Net carrying amount	$13,978
4. INVENTORIES
Inventories consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Coal stockpiles	$40,851	$38,636
Coal fuel inventories	7,913	7,194
Materials and supplies	84,077	78,784
Reserve for obsolete inventory	(2,960)	(2,756)
Total	$129,881	$121,858

5. RESTRICTED INVESTMENTS AND BOND COLLATERAL
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company’s carrying value and estimated fair value of its restricted investments at June 30, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cash and cash equivalents	$64,627	$1,610	$66,237
Time deposits	2,462	—	2,462
Available-for-sale	76,972	71,824	148,796
	$144,061	$73,434	$217,495
The Company’s carrying value and estimated fair value of its restricted investments at December 31, 2015 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cash and cash equivalents	$102,539	$45,819	$148,358
Time deposits	2,455	—	2,455
Available-for-sale	35,813	31,545	67,358
	$140,807	$77,364	$218,171
Available-for-Sale Restricted Investments
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at June 30, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cost basis	$77,655	$72,376	$150,031
Gross unrealized holding gains	333	575	908
Gross unrealized holding losses	(1,016)	(1,127)	(2,143)
Fair value	$76,972	$71,824	$148,796
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31, 2015 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cost basis	$36,715	$31,977	$68,692
Gross unrealized holding gains	167	521	688
Gross unrealized holding losses	(1,069)	(953)	(2,022)
Fair value	$35,813	$31,545	$67,358

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

6. DEBT AND LINES OF CREDIT
The Company and its subsidiaries are subject to the following debt arrangements:

	Total Debt Outstanding
	June 30, 2016	December 31, 2015
	(In thousands)
8.75% Notes	$350,000	$350,000
WCC Term Loan Facility	325,527	327,172
San Juan Loan	125,000	—
WMLP Term Loan Facility	303,301	299,248
Capital lease obligations	67,506	71,168
Revolving Credit Facility	3,000	1,970
Other	6,697	7,251
Total debt	1,181,031	1,056,809
Less debt discount and debt issuance costs	(43,033)	(36,914)
Less current installments	(90,754)	(40,822)
Total debt outstanding, less current installments	$1,047,244	$979,073
The following table presents aggregate contractual debt maturities of all debt:

June 30, 2016
(In thousands)
2016	$54,904
2017	73,377
2018	319,811
2019	18,861
2020	340,221
Thereafter	373,857
Total debt	$1,181,031
8.75% Notes
The senior secured 8.75% Notes mature on January 1, 2022 and pay interest semiannually on January 1 and July 1 of each year at a fixed 8.75% interest rate. The 8.75% Notes are a primary obligation of the Parent and are guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC and Westmoreland Resources, Inc. and their respective subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc. and certain other immaterial subsidiaries), referred to as the “Guarantors.” The 8.75% Notes are not guaranteed by Westmoreland Canada LLC or any of its subsidiaries, Westmoreland San Juan, LLC or any of its subsidiaries, or Westmoreland Resources GP, LLC or WMLP, referred to as the “Non-guarantors.” As of June 30, 2016, we were in compliance with all covenants for the 8.75% Notes.
WCC Term Loan Facility
The WCC Term Loan Facility matures on December 16, 2020 and pays interest on a quarterly basis at a variable interest rate which is set at our election of (i) one-, two-, three- or six-month London Interbank Offered Rate ("LIBOR") plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate plus 0.05%, or one-month LIBOR plus 1.00%) plus 5.50%. As of June 30, 2016, the interest rate was 7.50%. The WCC Term Loan Facility is a primary obligation of the Parent and is guaranteed by the Guarantors. As of June 30, 2016, we were in compliance with all covenants of the WCC Term Loan Facility.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

San Juan Loan
We financed the San Juan Acquisition in part with the San Juan Loan, a senior secured $125.0 million term loan from NM Capital Utility Corporation, an affiliate of Public Service Company of New Mexico (one of the owners of SJGS). The San Juan Loan matures February 1, 2021 and pays interest and principal on a quarterly basis at an interest rate of (i) 7.25% (the “Margin Rate”) plus (ii) (A) the LIBOR for a three month period plus (B) a statutory reserve rate, which such Margin Rate increases incrementally during each year of the San Juan Loan term. It is a primary obligation of Westmoreland San Juan, LLC, is guaranteed by SJCC, and is secured by substantially all of SJCC’s assets. The San Juan Loan has no prepayment penalties. The agreements governing the San Juan Loan include representations and warranties and covenants regarding the ownership and operation of SJCC and the properties acquired in the San Juan Acquisition and standard special purpose bankruptcy remote entity covenants designed to preserve the separateness from Westmoreland of each of (i) WSJ, (ii) its direct parent company, Westmoreland San Juan Holdings, Inc., and (iii) SJCC (collectively, the “Westmoreland San Juan Entities”). Obligations under the San Juan Loan are recourse only to the Westmoreland San Juan Entities and their assets and neither Westmoreland nor its subsidiaries (other than the Westmoreland San Juan Entities) is an obligor under the San Juan Loan in any respect. The agreement governing the San Juan Loan requires that all revenues of the Westmoreland San Juan Entities, aside from payments on certain leases, are deposited into a cash management collection account swept monthly for operating expenses, capital expenditures, and loan payment and prepayment. The assets and credit of SJCC are not available to satisfy the debts and other obligations of any of the Company other than the Westmoreland San Juan Entities.
WMLP Term Loan Facility
The WMLP Term Loan Facility matures in December 2018 and pays interest on a quarterly basis at a variable rate per annum equal to the LIBOR floor of (0.75%) plus 8.5% or the reference rate as defined in the financing agreement. As of June 30, 2016, the cash interest rate is 9.25%. The WMLP Term Loan Facility is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of WMLP, is guaranteed by WMLP and its subsidiaries, and is secured by substantially all of WMLP’s and its subsidiaries’ assets. At June 30, 2016, we were in compliance with all covenants of the WMLP Term Loan Facility.
The WMLP Term Loan Facility also provides for Paid In Kind Interest (“PIK Interest”) at a variable rate per annum between 1.00% and 3.00% based on our consolidated total net leverage ratio as defined in the financing agreement. The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the term loan under the financing agreement. PIK Interest under the financing agreement was $4.6 million for the six months ended June 30, 2016. The outstanding term loan amount represents the principal balance of $291.9 million, plus PIK Interest of $11.4 million.
WMLP Revolving Credit Facility
The WMLP Revolving Credit Facility permits WMLP to borrow up to the aggregate principal amount of $15.0 million and also allows letters of credit in an aggregate outstanding amount of up to $10.0 million, which reduces availability under the WMLP revolving credit facility on a dollar-for-dollar basis. At June 30, 2016, availability under the WMLP revolving credit facility was $15.0 million.
Capital Lease Obligations
During the six months ended June 30, 2016, the Company entered into $9.3 million of new capital leases.
Revolving Credit Facility
The Company amended the terms of its revolving credit facility on June 29, 2016. The revolver’s fixed charge coverage ratio (bank adjusted EBITDA to fixed charges for the prior four fiscal quarters) changed to 1.10 from 1.15 for the consolidated U.S. and Canadian calculation commencing with the fiscal quarter ending June 30, 2016. Under the Company’s Revolving Credit Facility the Company has a total aggregate borrowing capacity of $60.0 million between June 15th and August 31st of each year, with an aggregate borrowing capacity of $50.0 million outside of these periods. The availability of the Revolving Credit Facility consists of a $30.0 million sub-facility ($35.0 million with the seasonal increase) available to our U.S. borrowers and a $20.0 million sub-facility ($25.0 million with the seasonal increase) available to our Canadian borrowers. The facility may support an equal amount of letters of credit, with outstanding letter of credit balances reducing availability under the facility. At June 30, 2016, availability on the Revolving Credit Facility was $43.3 million with an outstanding balance of $13.7 million supporting letters of credit and $3.0 million drawn on the Revolving Credit Facility.  The Revolving Credit Facility has a maturity date of December 31, 2018. We were in compliance with all covenant requirements of the Revolving Credit Facility as of June 30, 2016.

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
The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$809	$1,054	$1,744	$2,108
Interest cost	3,091	2,907	6,202	5,815
Amortization of deferred items	323	327	523	654
Total net periodic benefit cost	$4,223	$4,288	$8,469	$8,577
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Former mining operations	$2,135	$2,034	$4,270	$4,068
Current operations	2,088	2,254	4,199	4,509
Total net periodic benefit cost	$4,223	$4,288	$8,469	$8,577
The costs for the former mining operations are included in Heritage health benefit expenses and costs for current operations are included in Cost of sales and Selling and administrative expenses.
Pension
The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements.
The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$260	$376	$868	$882
Interest cost	3,075	1,971	5,362	3,957
Expected return on plan assets	(3,812)	(2,680)	(7,043)	(5,319)
Settlements	—	(347)	—	(347)
Amortization of deferred items	1,552	1,140	2,590	2,250
Total net periodic pension cost	$1,075	$460	$1,777	$1,423

These costs are included in Cost of sales and Selling and administrative expenses. The Company made $0.4 million of contributions to its pension plans in the six months ended June 30, 2016. The Company expects to make $0.1 million of contributions to its pension plans during the remainder of 2016.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

8. DERIVATIVE INSTRUMENTS
The Company has power purchase contracts at its Roanoke Valley Power Facility (“ROVA”) to manage exposure to power price fluctuations. These contracts cover the period from April 2014 to March 2019 and contracted power prices range from $41.05 to $55.20 per megawatt hour, with a weighted average contract price of $43.73 over the remaining contract lives. The contracts are not designated as hedging instruments, and accordingly their fair value is recognized on the Consolidated Balance Sheets, with changes in fair value recognized in the Consolidated Statement of Operations. Fair value is based on a comparison of contracted prices to projected future market prices which are Level 2 inputs based on the hierarchy defined in the fair value footnote.
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Balance Sheets was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	June 30, 2016	December 31, 2015
Contracts to purchase power	Other current liabilities	$11,903	$13,679
Contracts to purchase power	Other liabilities	21,853	23,656
The effect of derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Statements of Operations was as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instruments	Statement of Operations Location	2016	2015	2016	2015
Contracts to purchase power	Derivative gain (loss)	$5,878	$(6,178)	$3,278	$(902)

9. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. For other fair value disclosures, see also Note 5 - Restricted Investments And Bond Collateral and Note 8 - Derivative Instruments.

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

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value at June 30, 2016:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Fair	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Value	Level 1	Level 2
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments	$76,972	$76,972	$—
Available-for-sale investments included in Reclamation deposits	71,824	71,824	—
Total assets	$148,796	$148,796	$—
Liabilities:
Contracts to purchase power included in Other current liabilities and Other liabilities	$33,756	$—	$33,756
Warrants issued by WMLP included in Other liabilities	555	555	—
Total liabilities	$34,311	$555	$33,756
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of June 30, 2016, the Company valued the WMLP Term Loan Facility and the San Juan Loan with Level 3 fair values. The estimated fair values of the Company’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
June 30, 2016	$336,898	$260,750	$733,594	$587,323
December 31, 2015	$336,000	$213,500	$612,727	$397,601

10. INCOME TAX

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax (loss) income. For the six months ended June 30, 2015, the effective tax rate differed from the statutory rate primarily as a result of the U.S. and Canadian valuation allowances and the impact of the statutory rate change in Alberta, Canada. For the six months ended June 30, 2016, the effective tax rate differed from the statutory rate primarily due to the U.S. and Canadian valuation allowances, and for the recognition of changes in the Company’s net deferred tax assets due to the acquisition of SJCC.

As part of the San Juan acquisition, the Company acquired $47.6 million in deferred tax liabilities. Changes in the acquiring company’s deferred tax assets or liabilities subsequent to a business combination are required to be recorded in income during the quarter in which the transaction occurs. Accordingly, the $47.6 million decrease in the Company’s net deferred tax assets resulted in the release of a corresponding $47.6 million valuation allowance and recognition of a tax benefit in the six months ended June 30, 2016.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

11. STOCKHOLDERS’ DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive Loss
The following table reflects the changes in accumulated other comprehensive loss by component:

	Pension	Postretirement medical benefits	Unrealized gains and losses on available-for-sale securities, net	Foreign currency translation adjustment	Tax effect of other comprehensive income gains	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at December 31, 2015	$(34,558)	$(31,086)	$(1,325)	$(69,901)	$(34,430)	$(171,300)
Other comprehensive income (loss) before reclassifications	(27)	984	(556)	18,622	(1,371)	17,652
Amounts reclassified from accumulated other comprehensive income (loss)	2,590	523	276	—	—	3,389
Balance at June 30, 2016	$(31,995)	$(29,579)	$(1,605)	$(51,279)	$(35,801)	$(150,259)
The following table reflects the reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2016 (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line item in the statement where net income (loss) is presented
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Available-for-sale securities
Realized gains and losses on available-for-sale securities	$189	$276	Other income (loss)

Amortization of defined benefit pension items
Prior service costs	$2	$4	Cost of sales and Selling and administrative
Actuarial losses	1,550	2,586	Cost of sales and Selling and administrative
Total	$1,552	$2,590
Amortization of postretirement medical items
Prior service costs	$(159)	$(318)	Cost of sales and Selling and administrative
Actuarial losses	482	841	Cost of sales and Selling and administrative
Total	$323	$523

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

12. SHARE-BASED COMPENSATION
The Company grants employees and non-employee directors restricted stock units. The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$1,230	$1,161	$2,342	$1,824
Contributions of stock to the Company’s 401(k) plan	726	963	2,192	1,822
Total share-based compensation expense	$1,956	$2,124	$4,534	$3,646
Restricted Stock Units
Unamortized compensation expense is expected to be recognized over the next three years. A summary of outstanding restricted stock units as of June 30, 2016 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2015	354,311	$28.44
Granted	477,192	9.15
Vested	(91,455)	27.07
Forfeited	—	—
Non-vested at June 30, 2016	740,048	$15.36	$8,057
Stock Options
No stock options were granted, vested, or forfeited during the the six months ended June 30, 2016. A summary of stock options outstanding as of June 30, 2016 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at June 30, 2016	109,306	$22.16	1.7	$—	$—
SARs
There were no SARs granted during the six months ended June 30, 2016. A summary of SARs activity for the six months ended June 30, 2016 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2015	16,943	$25.44
Expired	(16,943)	25.44
Outstanding at June 30, 2016	—	$—	0.0	$—	$—

During 2015, the Company contributed 269,567 common shares to match employees’ contributions to their 401k plans. For the six months ended June 30, 2016, the Company contributed 342,353 common shares. In May 2016, the Company discontinued matching employees’ contributions with common shares and elected instead to match with cash contributions.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

13. EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding stock options, stock appreciation rights and restricted stock units. No such items were included in the computations of diluted loss per share in the three months ended June 30, 2016 and in the three and six months ended June 30, 2015 because the Company incurred a net loss applicable to common shareholders in those periods and the effect of inclusion would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) for basic earning per share calculation:
Net income (loss) allocated to common shareholders	$(25,367)	$(36,605)	$5,217	$(48,337)
Weighted average shares outstanding:
Basic weighted average shares outstanding	18,540	17,926	18,401	17,775
Effect of restricted stock units	—	—	17	—
Diluted weighted average shares outstanding	18,540	17,926	18,418	17,775
The table below shows the number of shares that were excluded from the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Restricted stock units, stock options and SARs	849	492	832	492
14. SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization, reporting of revenue, and operating income. The Company’s operations are classified into six reporting segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage, and Corporate. On August 1, 2015, the Company contributed 100% of the outstanding equity interests in Westmoreland Kemmerer, LLC (“Kemmerer”) to WMLP (the “Kemmerer Drop”), and, accordingly, to enable comparability, all segment disclosures have been adjusted to remove financial information for Kemmerer from the Coal - U.S. segment and present it in the Coal - WMLP segment for each of the three and six months ended ended June 30, 2016 and 2015.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Summarized financial information by segment is as follows:

	Coal - U.S.(1)	Coal - Canada	Coal - WMLP(2)	Power(3)	Heritage	Corporate(2)	Consolidated(4)
	(In thousands)
Three Months Ended June 30, 2016
Revenues	$151,433	$109,064	$80,468	$21,944	$—	$(6,662)	$356,247
Restructuring charges	—	—	—	—	—	—	—
Depreciation, depletion, and amortization	12,435	6,717	14,547	—	—	(36)	33,663
Operating income (loss)	3,850	4,200	(4,282)	6,731	(3,518)	(3,992)	2,989
Total assets	950,021	504,537	397,865	41,819	16,468	(167,497)	1,743,213
Capital expenditures	4,559	1,139	985	—	—	—	6,683
Three Months Ended June 30, 2015
Revenues	$132,620	$106,162	$97,033	$21,334	$—	$(8,190)	$348,959
Restructuring charges	—	—	103	—	—	—	103
Depreciation, depletion, and amortization	9,297	8,611	13,921	2,476	—	(42)	34,263
Operating income (loss)	801	9,524	(936)	(9,035)	(2,400)	(4,820)	(6,866)
Total assets	561,007	582,412	441,840	170,126	16,241	(9,201)	1,762,425
Capital expenditures	6,771	9,879	8,348	528	—	1	25,527
Six Months Ended June 30, 2016
Revenues	$306,611	$202,498	$172,949	$43,940	$—	$(15,030)	$710,968
Restructuring charges	—	—	—	—	—	—	—
Depreciation, depletion, and amortization	26,573	12,356	29,812	—	—	(65)	68,676
Operating income (loss)	15,129	16,609	(3,473)	931	(6,999)	(7,670)	14,527
Total assets	950,021	504,537	397,865	41,819	16,468	(167,497)	1,743,213
Capital expenditures	7,214	2,488	2,529	—	—	—	12,231
Six Months Ended June 30, 2015
Revenues	$287,487	$209,405	$206,123	$41,984	$—	$(24,555)	$720,444
Restructuring charges	—	—	656	—	—	—	656
Depreciation, depletion, and amortization	18,674	19,876	28,810	4,962	—	—	72,322
Operating income (loss)	7,919	19,388	(1,306)	(8,618)	(5,749)	(10,043)	1,591
Total assets	561,007	582,412	441,840	170,126	16,241	(9,201)	1,762,425
Capital expenditures	15,427	13,928	11,661	1,107	—	(3,569)	38,554
____________________

(1)
The San Juan Acquisition was completed on January 31, 2016. For the three and six months ended June 30, 2016, revenues for the San Juan Entities were $50.0 million and $76.6 million, respectively, and operating income was $5.1 million and $8.2 million, respectively.

(2)
The Coal - WMLP segment recorded revenues of $6.4 million and $14.3 million for intersegment revenues to the Coal - U.S. segment for the three and six months ended June 30, 2016, respectively and $6.6 million and $21.1 million for the three and six months ended June 30, 2015, respectively. Eliminations for intersegment revenues and cost of sales are presented within the Corporate segment.

(3)
Total assets as of June 30, 2016 reflect a $133.1 million asset impairment in the Power segment that was recorded during the fourth quarter of 2015. No such impairment had been recorded as of June 30, 2015.

(4)	Deferred tax assets of $15.2 million as of June 30, 2015 were reclassified into liabilities on adoption of ASU 2015-17 - Income Taxes: Balance Sheet Classification of Deferred Taxes.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

15. CONTINGENCIES

The Company is a party to or receives notification of routine claims, lawsuits and regulatory proceedings with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. After conferring with counsel, it is the opinion of management that the ultimate resolution of pending claims will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

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
San Juan Acquisition and related financing
On January 31, 2016, WSJ, a special purpose subsidiary of Westmoreland, acquired SJCC, which operates the San Juan mine in Farmington, New Mexico, and San Juan Transportation Company for a total cash purchase price of approximately $125.3 million, subject to post-closing adjustments. The San Juan mine is the exclusive supplier of coal to the adjacent SJGS under a coal supply agreement through 2022. For details of the financing structure, see Note 6 - Debt and Lines of Credit.
Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands)
Revenues	$356,247	$348,959	$7,288	2.1%
Net loss applicable to common shareholders	(25,367)	(36,605)	11,238	30.7%
Adjusted EBITDA(1)	43,558	55,281	(11,723)	(21.2)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.
Revenue growth was driven by our January 31, 2016 San Juan acquisition, offset by softer demand at other mines. Net income increased as a result of $9.9 million in operating income growth and a $7.6 million decrease in income tax expense, offset by a $6.2 million increase in interest expense due to higher debt levels. Adjusted EBITDA decreased as a result of an $8.7 million decrease in receipts from loan and lease receivables as well as demand softness at certain of our Canadian and U.S. mines. This was offset by the addition of $9.4 million in Adjusted EBITDA by our San Juan acquisition.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Coal - U.S. Segment Operating Results
As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - U.S. segment:

	Three Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$151,433	$132,620	$18,813	14.2%
Operating income	3,850	801	3,049	380.6%
Adjusted EBITDA(1)	19,761	14,186	5,575	39.3%
Tons sold—millions of equivalent tons	4.7	5.3	(0.6)	(11.3)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to Net income (loss) at the end of this “Results of Operations” section.
Our San Juan acquisition added $50.0 million in revenue. This growth was offset by decreases arising from the expiration of certain contracts, which had been expected. Certain mines experienced a decrease due to softer demand. Further, cost reduction initiatives at cost plus mines led to a corresponding decrease in revenue. Our San Juan acquisition added $5.1 million in operating income and $9.4 million in Adjusted EBITDA. Adjusted EBITDA also benefited from the absence of a prior year customer shut-down, offset slightly by the aforementioned revenue pressures.
Coal - Canada Segment Operating Results

	Three Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$109,064	$106,162	$2,902	2.7%
Operating income	4,200	9,524	(5,324)	(55.9)%
Adjusted EBITDA(1)	13,431	32,915	(19,484)	(59.2)%
Tons sold—millions of equivalent tons	5.6	5.9	(0.3)	(5.1)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.
Revenue grew as a result of increased tons delivered by our Coal Valley operations offset by continued export pricing pressure. This increase was offset by decreases in tons delivered at other locations, as well as a weaker Canadian Dollar. Operating Income was negatively impacted by wet weather, offset by a gain on the disposal of an idled loadout facility. Adjusted EBITDA for our Canadian operations decreased as a result of $8.7 million lower loan and lease receivable repayment in the current year, primarily driven by a one-time prior year repayment that was not expected to recur in 2016.
Coal - WMLP Segment Operating Results
As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - U.S. segment:

	Three Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$80,468	$97,033	$(16,565)	(17.1)%
Operating loss	(4,282)	(936)	(3,346)	(357.5)%
Adjusted EBITDA(1)	16,303	15,175	1,128	7.4%
Tons sold—millions of equivalent tons	1.7	2.1	(0.4)	(19.0)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Revenue decreased largely as a result of soft demand in the Ohio region decreasing tons delivered. Increases in the operating loss were driven by the revenue decreases, however were offset by lower fuel costs and other cost saving initiatives. Higher interest expense due to the debt incurred from the 2015 Kemmerer drop as well as a second quarter asset impairment also decreased operating income. Adjusted EBITDA grew as the strength of fuel and other cost savings outpaced the revenue pressures.
Power Segment Operating Results

	Three Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands)
Revenues	$21,944	$21,334	$610	2.9%
Operating income (loss)	6,731	(9,035)	15,766	*
Adjusted EBITDA(1)	614	(614)	1,228	*
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

*	Not meaningful
Operating income increased due to a gain on our power derivative of $5.9 million during the the second quarter of 2016 compared to a loss on our power derivative of $6.2 million during the second quarter of 2015, as well as $2.5 million lower depreciation expense in 2016 as a result of the fourth quarter 2015 impairment charge.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Six Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands)
Revenues	$710,968	$720,444	$(9,476)	(1.3)%
Net income (loss) applicable to common shareholders	5,217	(48,337)	53,554	*
Adjusted EBITDA(1)	106,513	111,309	(4,796)	(4.3)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

*	Not meaningful
Revenue growth was driven by our January 31, 2016 San Juan acquisition, offset by softer demand at other mines. Net income increased as a result of $12.9 million in operating income growth and an income tax benefit of $48.0 million in the first six months of 2016 compared to income tax expense of $9.5 million in the comparable period in 2015. The income tax benefit was primarily a result of the first quarter release of our valuation allowance on our net operating loss deferred tax assets arising from the San Juan acquisition. These increases in net income were offset by an $11.1 million increase in interest expense due to higher debt levels. Adjusted EBITDA decreased as a result of a $10.1 million decrease in receipts from loan and lease receivables as well as demand softness at certain of our Canadian and U.S. mines. This was offset by the addition of $17.0 million in Adjusted EBITDA by our San Juan acquisition.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Coal - U.S. Segment Operating Results
As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - U.S. segment:

	Six Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$306,611	$287,487	$19,124	6.7%
Operating income	15,129	7,919	7,210	91.0%
Adjusted EBITDA(1)	49,299	34,452	14,847	43.1%
Tons sold—millions of equivalent tons	10.7	11.1	(0.4)	(3.6)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to Net income (loss) at the end of this “Results of Operations” section.
Our San Juan acquisition added $76.6 million in revenue. This growth was offset by decreases arising from the expiration of certain contracts, which had been expected. Certain mines experienced a decrease due to softer demand. Further, cost reduction initiatives at cost plus mines led to a corresponding decrease in revenue. Our San Juan acquisition added $8.2 million in operating income and $17.0 million in Adjusted EBITDA. Adjusted EBITDA also benefited from the absence of a prior year customer shut-down, offset slightly by the aforementioned revenue pressures.
Coal - Canada Segment Operating Results

	Six Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$202,498	$209,405	$(6,907)	(3.3)%
Operating income	16,609	19,388	(2,779)	(14.3)%
Adjusted EBITDA(1)	36,874	57,838	(20,964)	(36.2)%
Tons sold—millions of equivalent tons	11.4	11.2	0.2	1.8%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.
Revenue decreased as a result of continued price pressure and a weaker Canadian Dollar. These decreases were offset by an increase in tons delivered at Coal Valley. Operating income was negatively impacted by wet weather, offset by a gain on the disposal of an idled loadout facility and operational improvements. Adjusted EBITDA for our Canadian operations decreased as a result of $10.1 million lower loan and lease receivable repayment in the current year, primarily driven by a one-time prior year repayment that was not expected to recur in 2016.
Coal - WMLP Segment Operating Results
As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - U.S. segment:

	Six Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$172,949	$206,123	$(33,174)	(16.1)%
Operating loss	(3,473)	(1,306)	(2,167)	(165.9)%
Adjusted EBITDA(1)	35,580	34,177	1,403	4.1%
Tons sold—millions of equivalent tons	3.7	4.4	(0.7)	(15.9)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Revenue has decreased largely as a result of soft demand in the Ohio region decreasing tons delivered. Increases in the operating loss were driven by the revenue decreases, however were offset by lower fuel costs and other cost saving initiatives. Higher interest expense due to the debt incurred from the 2015 Kemmerer drop as well as a second quarter asset impairment also decreased operating income. Adjusted EBITDA grew as the strength of fuel and other cost savings outpaced the revenue pressures.
Power Segment Operating Results

	Six Months Ended June 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands)
Revenues	$43,940	$41,984	$1,956	4.7%
Operating income (loss)	931	(8,618)	9,549	*
Adjusted EBITDA(1)	(2,733)	(3,227)	494	15.3%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) at the end of this “Results of Operations” section.

*	Not meaningful
Operating income increased due to a gain on our power derivative of $3.3 million during the the first six months of 2016 compared to a loss of $0.9 million during the first six months of 2015, as well as $5.0 million lower depreciation expense in 2016 as a result of the fourth quarter 2015 impairment charge.
Reconciliation of Net Income (Loss) to Adjusted EBITDA
The discussion in “Results of Operations” includes references to our Adjusted EBITDA results. EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization and accretion expense. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and as a basis for strategic planning and forecasting and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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
The tables below show how we calculated EBITDA and Adjusted EBITDA, including a breakdown by segment, and reconcile Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$(26,175)	$(37,851)	$3,911	$(51,729)

Income tax expense (benefit)	(100)	7,469	(48,035)	9,509
Interest income	(2,356)	(2,567)	(4,147)	(4,707)
Interest expense	31,510	25,304	61,179	50,039
Depreciation, depletion and amortization	33,663	34,263	68,676	72,322
Accretion of ARO and receivable	7,290	7,077	14,297	14,108
Amortization of intangible assets and liabilities	(260)	(253)	(427)	(506)
EBITDA	43,572	33,442	95,454	89,036

Restructuring charges	—	103	—	656
Loss (gain) on foreign exchange	364	1,313	1,751	(795)
Acquisition related costs (1)	133	—	568	1,400
Customer payments received under loan and lease receivables (2)	2,727	11,418	5,387	15,521
Derivative loss (gain)	(5,878)	6,178	(3,278)	902
Loss (gain) on sale/disposal of assets and other adjustments	684	703	2,097	943
Share-based compensation	1,956	2,124	4,534	3,646
Adjusted EBITDA	$43,558	$55,281	$106,513	$111,309
____________________

(1)	Includes the impact of cost of sales related to the sale of inventory written up to fair value in the acquisition of Westmoreland Resources GP, LLC, the general partner of WMLP.

(2)
Represents a return of and on capital. These amounts are not included in operating income or operating cash flows, as the capital outlays are treated as loan and lease receivables, but are included within Adjusted EBITDA so that the cash received by the Company is treated consistently with all other contracts within the Company that do not result in loan and lease receivable accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Adjusted EBITDA by Segment
Coal - U.S.	$19,761	$14,186	$49,299	$34,452
Coal - Canada	13,431	32,915	36,874	57,838
Coal - WMLP	16,303	15,175	35,580	34,177
Power	614	(614)	(2,733)	(3,227)
Heritage	(3,518)	(2,401)	(6,999)	(5,749)
Corporate	(3,033)	(3,980)	(5,508)	(6,182)
Total	$43,558	$55,281	$106,513	$111,309

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Liquidity and Capital Resources
We had the following liquidity at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$35.9	$22.9
Availability under our Revolving Credit Facility	43.3	28.2
Availability under WMLP Revolving Credit Facility	15.0	15.0
Total	$94.2	$66.1
We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
We conduct our operations through subsidiaries. We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the parent company are distributions from our operating subsidiaries. The cash at all of our subsidiaries is immediately available, except Westmoreland Risk Management, Inc. (“WRMI”), the Westmoreland San Juan Entities, and WMLP. The cash at our captive insurance entity, WRMI, is available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is $0.25 million. The cash at the Westmoreland San Juan Entities is governed as described in Note 6 - Debt and Lines of Credit. The cash at WMLP is available to us through quarterly distributions subject to certain restrictions.
Debt Obligations
See Note 6 - Debt and Lines of Credit for a description of our different debt facilities.
Restricted Group and Unrestricted Group Results
Under the indenture governing the 8.75% Notes (the “Indenture”), the WCC Term Loan Facility and the Revolving Credit Facility, WSJ, Westmoreland Resources GP, LLC, WMLP and all of WMLP’s subsidiaries are designated as “unrestricted subsidiaries” (the “Unrestricted Group”). All of our other subsidiaries are restricted subsidiaries (the “Restricted Group”).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

The Indenture requires summary information for the Restricted Group and Unrestricted Group provided as follows:

	Restricted Group	Unrestricted Group	Total
	(In thousands)
Balance sheet information as of June 30, 2016:
Cash and cash equivalents	$15,293	$20,583	$35,876
Total current assets	238,398	127,338	365,736
Total assets	901,610	841,603	1,743,213
Total current liabilities	250,300	156,955	407,255
Total debt	708,256	429,742	1,137,998
Total liabilities	1,617,812	698,514	2,316,326

Statement of operations information for the six months ended June 30, 2016:
Revenues	$461,458	$249,510	$710,968
Operating costs and expenses	451,671	244,770	696,441
Operating income	9,787	4,740	14,527
Other income and expenses	(31,412)	(27,239)	(58,651)
Loss before income taxes	(21,625)	(22,499)	(44,124)
Income tax benefit	(48,035)	—	(48,035)
Net income (loss)	26,410	(22,499)	3,911
Less net loss attributable to noncontrolling interest	—	(1,306)	(1,306)
Net income (loss) attributable to the Parent company	$26,410	$(21,193)	$5,217
For the six months ended June 30, 2016, Adjusted EBITDA associated with the Restricted Group and Unrestricted Group was $53.9 million and $52.6 million, respectively.
Non-guarantor Restricted Subsidiaries Results
The Indenture requires summary information for non-guarantor subsidiaries (as defined in the Indenture) which is provided as follows:

Absaloka Coal, LLC, WRMI, Westmoreland Canada LLC, the Canadian Subsidiaries and our Netherlands subsidiary (collectively, the “non-guarantor Restricted Subsidiaries”) had $742.8 million in total assets as of June 30, 2016, representing approximately 42.6% of our consolidated total assets, and generated $202.5 million in revenue for the six months ended June 30, 2015 representing approximately 28.5% of our consolidated revenue, and generated Adjusted EBITDA of $37.2 million representing approximately 34.9% of our consolidated Adjusted EBITDA. As of June 30, 2016, our non-guarantor Restricted Subsidiaries had $44.5 million of total indebtedness and $225.7 million of total liabilities, and our non-guarantor Canadian Subsidiaries had availability of up to $22.0 million under the Canadian tranche of the Revolving Credit Facility.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Heritage Health Costs and Pension Contributions

Our liquidity continues to be affected by payments of our heritage health and pension obligations as follows:

	Six Months Ended June 30,		2016 Remaining Expected Amounts
	2016	2015
	(In millions)
Postretirement medical benefits	$6.4	$6.8	$6.1
Combined Benefit Fund premiums	0.8	0.9	1.0
Workers’ compensation benefits	0.1	0.2	0.4
Total heritage health payments	$7.3	$7.9	$7.5

Pension contributions	$0.4	$3.3	$0.1
Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating activities, investing activities, and financing activities for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash provided by (used in):
Operating activities	$37,404	$12,050
Investing activities	(124,152)	(24,528)
Financing activities	99,051	35,967
For the first six months of 2016, our operating activities generated $37.4 million in cash flows as a result of our continued execution on our mine mouth strategy. Investing activities used $124.2 million in cash, including $125.3 million used to acquire San Juan. Financing activities provided $99.1 million in cash, most notably $122.3 million in borrowings to finance the San Juan acquisition. This was offset by $18.0 million in repayments of long-term debt, mostly capital leases.
Asset Retirement Obligations, Contractual Third-party Reclamation Receivables, Reclamation Deposits and Reclamation Bond Collateral
The asset retirement obligations and related contractual third-party reclamation receivables, reclamation deposits and reclamation bond collateral for each of the Company’s operating segments at June 30, 2016 are summarized below:

	Asset Retirement Obligations	Contractual Third-Party Reclamation Receivables	Reclamation Deposits	Restricted Investments and Bond Collateral
	(In thousands)
Coal - U.S.	$321,684	$162,379	$73,434	$16,276
Coal - Canada	119,638	5,328	—	52,196
Coal - WMLP	58,404	—	—	37,506
Power	1,075	—	—	—
Other restricted investments:
Power derivative collateral (ROVA)	—	—	—	22,200
Other	—	—	—	15,883
Total	$500,801	$167,707	$73,434	$144,061

Other restricted investments include various investments not associated with reclamation obligations. Reclamation spend, net of customer receipts for reclamation, was $17.5 million for the six months ended June 30, 2016.

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
Commodity Price Risk
We are exposed to commodity price risk on sales of power at our ROVA facility. We have entered into derivative contracts to purchase power in the future at fixed prices. Such derivative contracts are structured to manage our exposure to changing power prices and not for trading. For the six months ended June 30, 2016 and 2015, we incurred a gain of $3.3 million and a loss of $0.9 million, respectively, from these derivative contracts. Since any resales which we may make in the open market under these derivative contracts would be made at prevailing market prices, we may be subject to further losses under these hedging arrangements in the event that the market price for power falls below the level of our hedged position. Based on current market pricing trends, we may experience further losses under these hedging arrangements before the market price for power regains a level which is commensurate with our hedged position. If these trends continue, these losses could continue to adversely impact our results of operations and cash flows, and anticipated future cash losses are likely to be material.

ITEM 4	— CONTROLS AND PROCEDURES.
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2016. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
On January 31, 2016, we closed on the San Juan Acquisition. As a result of this acquisition, we are in the process of reviewing the internal controls of the San Juan mine operations and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired operations. Except for the San Juan Acquisition, there have been no changes in internal control over financial reporting that occurred during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have disclosed under the heading “Risk Factors” in our 2015 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. For the six months ended June 30, 2016, there have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2015 Form 10-K and the other information set forth elsewhere in this Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company’s purchases of its common stock during the three months ended June 30, 2016 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1, 2016	22,517	$7.19
____________________

(1)
Shares purchased as indicated in this table represent the withholding of a portion of restricted shares to cover taxes on vested restricted shares and were not made pursuant to a publicly announced share repurchase plan or program.

In July 2016, the Company learned that transactions in Westmoreland Common Stock in the San Juan Salaried Employee 401(k) Plan (the “Transitional 401(k) Plan”), a one year transitional plan governing a small group of San Juan Coal Company participants until it is merged into the Company’s existing 401(k) Plan, were executed without such transitional plan being explicitly referenced on the Company’s previously filed registration statement on Form S-8 covering 401(k) plan interests and so may be considered unregistered sales of Westmoreland Common Stock. The transactions in Westmoreland Common Stock in the Transitional 401(k) Plan may have included: (i) initial investment of salary reduction contributions from employees, (ii) fixed matching source funds from Westmoreland and (iii) intra-plan transfers of funds by participants out of other investments into Westmoreland Common Stock (collectively, the “Transactions”).  The Transactions took place after February 24, 2016, with a total of 29,479 shares at an average price paid per share of $6.91.

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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

On May 17, 2016, Jan Packwood, who is an independent director, was elected as Chairman of Westmoreland’s Board of Directors. Mr. Packwood replaced Mr. Klingaman who retired as chairman at the Company’s annual meeting.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	August 2, 2016	/s/ Jason W. Veenstra
Jason W. Veenstra
Chief Financial Officer (Principal Financial Officer and A Duly Authorized Officer)

Date:	August 2, 2016	/s/ Nathan M. Troup
Nathan M. Troup
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and A Duly Authorized Officer)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Condensed Financial Statements)

	June 30, 2016	December 31, 2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$7,389	$14,245
Receivables:
Intercompany receivable	33,046	27,732
Other	1,494	3,053
	34,540	30,785
Deferred income taxes	—	—
Other current assets	775	1,048
Total current assets	42,704	46,078
Property, plant and equipment:
Plant and equipment	4,191	4,096
Less accumulated depreciation, depletion and amortization	3,276	3,101
Net property, plant and equipment	915	995
Restricted investments	15,884	15,753
Investment in subsidiaries	128,754	143,952
Intercompany receivable/payable	247,687	200,140
Other assets	1,088	1,479
Total Assets	$437,032	$408,397

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Condensed Financial Statements)

	June 30, 2016	December 31, 2015
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$3,288	$3,288
Revolving lines of credit	—	—
Accounts payable and accrued expenses:
Trade and other accrued liabilities	12,084	10,598
Interest payable	15,419	15,398
Workers’ compensation	580	590
Postretirement medical benefits	11,985	11,985
SERP	368	368
Intercompany payable	—	2,150
Other current liabilities	636	131
Total current liabilities	44,360	44,508
Long-term debt, less current installments	650,283	649,766
Workers’ compensation, less current portion	4,992	5,068
Excess of black lung benefit obligation over trust assets	17,594	17,220
Postretirement medical benefits, less current portion	239,276	239,122
Pension and SERP obligations, less current portion	40,029	40,516
Deferred income taxes	—	—
Other liabilities	466	466
Intercompany payable	13,145	13,615
Total liabilities	1,010,145	1,010,281
Shareholders’ deficit:
Common stock	186	182
Other paid-in capital	245,050	240,721
Accumulated other comprehensive loss	(150,259)	(171,300)
Accumulated deficit	(667,002)	(672,219)
Total shareholders’ deficit	(572,025)	(602,616)
Noncontrolling interests in consolidated subsidiaries	(1,088)	732
Total deficit	(573,113)	(601,884)
Total Liabilities and Deficit	$437,032	$408,397

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Information — See Notes to Condensed Financial Statements)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues	$—	$—	$—	$—
Cost, expenses and other:
Cost of sales	(493)	(501)	(975)	(1,007)
Depreciation, depletion and amortization	85	42	176	85
Selling and administrative	5,378	4,481	10,510	8,738
Heritage health benefit expenses	3,026	1,963	5,844	4,832
Loss on sale/disposal of assets	—	—	—	—
Restructuring charges	—	—	—	—
	7,996	5,985	15,555	12,648
Operating loss	(7,996)	(5,985)	(15,555)	(12,648)
Other income (expense):
Interest expense	(15,139)	(17,155)	(30,267)	(33,698)
Interest income	4,370	4,929	8,702	8,864
Gain (loss) on foreign exchange	—	—	12	(2)
Other income (expense)	97	(6)	24	(5)
	(10,672)	(12,232)	(21,529)	(24,841)
Loss before income taxes and income of consolidated subsidiaries	(18,668)	(18,217)	(37,084)	(37,489)
Equity in income of subsidiaries	(7,787)	(17,045)	(7,287)	(14,214)
Loss before income taxes	(26,455)	(35,262)	(44,371)	(51,703)
Income tax expense (benefit)	(280)	2,589	(48,282)	26
Net income (loss)	(26,175)	(37,851)	3,911	(51,729)
Less net loss attributable to noncontrolling interest	(808)	(1,246)	(1,306)	(3,392)
Net income (loss) attributable to the Parent company	$(25,367)	$(36,605)	$5,217	$(48,337)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Parent Company Information — See Notes to Condensed Financial Statements)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$(26,175)	$(37,851)	3,911	$(51,729)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	1,772	1,157	2,590	2,267
Adjustments to accumulated actuarial losses and transition obligations, pension	(199)	(488)	(27)	(285)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	323	327	523	654
Adjustments of accumulated actuarial losses and transition obligations, postretirement medical benefit	1,672	—	984	—
Tax effect of other comprehensive income gains and losses	(1,314)	225	(1,371)	(350)
Change in foreign currency translation adjustment	(617)	4,924	18,622	(22,216)
Unrealized and realized gains and losses on available-for-sale securities	1	(1,785)	(280)	(1,460)
Other comprehensive income (loss), net of income taxes	1,638	4,360	21,041	(21,390)
Comprehensive income (loss)	(24,537)	(33,491)	24,952	(73,119)
Less: Comprehensive loss attributable to noncontrolling interest	(792)	(1,246)	(1,292)	(3,392)
Comprehensive income (loss) attributable to parent company	$(23,745)	$(32,245)	$26,244	$(69,727)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information — See Notes to Condensed Financial Statements)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,911	$(51,729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	176	85
Share-based compensation	2,396	1,640
Amortization of deferred financing costs	2,362	2,520
Loss (gain) on foreign exchange	(12)	5
Equity in income of subsidiaries	7,287	14,214
Deferred income tax expense (benefit)	(47,547)	817
Distributions received from subsidiaries	4,973	909
Other	(1,398)	(350)
Changes in operating assets and liabilities:
Receivables	1,559	797
Accounts payable and accrued expenses	1,507	5,732
Other assets and liabilities	1,607	(6,495)
Net cash provided by (used in) operating activities	(23,179)	(31,855)
Cash flows from investing activities:
Additions to property, plant and equipment	(95)	(9)
Change in restricted investments	(3,038)	(122)
Cash payments in escrow for future acquisitions	—	17,000
Proceeds from the sale of investments	2,830	—
Net cash provided by (used in) investing activities	(303)	16,869
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	—	75,000
Repayments of long-term debt	(1,644)	(2,125)
Borrowings on revolving lines of credit	146,400	25,175
Repayments on revolving lines of credit	(146,400)	(32,251)
Debt issuance costs and other refinancing costs	(93)	(6,109)
Transactions with Parent/affiliates	18,363	(45,366)
Other	—	678
Net cash provided by financing activities	16,626	15,002
Net increase (decrease) in cash and cash equivalents	(6,856)	16
Cash and cash equivalents, beginning of period	14,245	697
Cash and cash equivalents, end of period	$7,389	$713

WESTMORELAND COAL COMPANY
SCHEDULE I — NOTES TO CONDENSED FINANCIAL STATEMENTS
(Parent Company Information)

1.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Parent Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	June 30, 2016	December 31, 2015
	(In thousands)
8.75% Notes due 2022	$350,000	$350,000
WCC Term Loan Facility due 2020	325,527	327,172
Revolving Credit Facility	—	—
Other	4,500	4,500
Total debt	680,027	681,672
Less debt discount and debt issuance costs	(26,456)	(28,618)
Less current installments	(3,288)	(3,288)
Total debt outstanding, less current installments	$650,283	$649,766
The following table presents aggregate contractual debt maturities of all long-term debt for the Parent Company:

June 30, 2016
(In thousands)
2016	$1,644
2017	3,288
2018	7,788
2019	3,288
2020	314,019
Thereafter	350,000
Total	$680,027

The Company amended the terms of its revolving credit facility on June 29, 2016. The revolver’s fixed charge coverage ratio (bank adjusted EBITDA to fixed charges for the prior four fiscal quarters) changed to 1.10 from 1.15 for the consolidated U.S. and Canadian calculation commencing with the fiscal quarter ending June 30, 2016. Under the Company’s Revolving Credit Facility the Company has a total aggregate borrowing capacity of $60.0 million between June 15th and August 31st of each year, with an aggregate borrowing capacity of $50.0 million outside of these periods. The availability of the Revolving Credit Facility consists of a $30.0 million sub-facility ($35.0 million with the seasonal increase) available to our U.S. borrowers and a $20.0 million sub-facility ($25.0 million with the seasonal increase) available to our Canadian borrowers. The facility may support an equal amount of letters of credit, with outstanding letter of credit balances reducing availability under the facility. At June 30, 2016, availability on the Revolving Credit Facility was $43.3 million with an outstanding balance of $13.7 million supporting letters of credit and $3.0 million drawn on the Revolving Credit Facility.  The Revolving Credit Facility has a maturity date of December 31, 2018. We were in compliance with all covenant requirements of the Revolving Credit Facility as of June 30, 2016.
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amendment Number One to the Amended and Restated Bylaws of Westmoreland Coal Company dated May 17, 2016	8-K	001-11155	3.1	5/18/2016
10.1	Fifth Amendment to Second Amended and Restated Loan and Security Agreement dated May 3, 2016	8-K	001-11155	10.1	5/9/2016
10.2	Form of Westmoreland Coal Company Time Vested Cash Unit Agreement 2016					X
10.3	Form of Westmoreland Coal Company Performance Vested Restricted Stock Unit Agreement 2016					X
10.4	Form of Westmoreland Coal Company Time Vested Restricted Stock Unit Agreement 2016					X
10.5	Form of Westmoreland Coal Company Director Time Vested Restricted Stock Unit Agreement 2016					X
10.6	Westmoreland Coal Company 2014 Equity Incentive Plan	S-8	333-211446	10.1	5/18/2016
10.7	First Amendment to the Westmoreland Coal Company 2014 Equity Incentive Plan	S-8	333-211446	10.2	5/18/2016
10.8	Sixth Amendment to Second Amended and Restated Loan and Security Agreement dated June 29, 2016	8-K	001-11155	10.1	6/29/2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is "unaudited" or "unreviewed."