Form 10-Q
period 2016-09-30
WESTMORELAND COAL Co
filed 2016-11-01
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 28, 2016: 18,570,642 shares of common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$28,914	$22,936
Receivables:
Trade	140,063	134,141
Loan and lease receivables	5,394	6,157
Contractual third-party reclamation receivables	12,985	8,020
Other	20,018	11,598
	178,460	159,916
Inventories	128,685	121,858
Other current assets	24,711	16,103
Total current assets	360,770	320,813
Property, plant and equipment:
Land and mineral rights	600,160	476,447
Plant and equipment	879,718	790,677
	1,479,878	1,267,124
Less accumulated depreciation, depletion and amortization	642,791	554,008
Net property, plant and equipment	837,087	713,116
Loan and lease receivables, less current portion	49,389	49,313
Advanced coal royalties	17,470	19,781
Reclamation deposits	74,043	77,364
Restricted investments and bond collateral	144,454	140,807
Contractual third-party reclamation receivables, less current portion	155,249	86,915
Investment in joint venture	27,815	27,374
Intangible assets, net of accumulated amortization of $4.0 million and $15.9 million at September 30, 2016 and December 31, 2015, respectively	27,492	29,190
Other assets	25,883	11,904
Total Assets	$1,719,652	$1,476,577
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$90,736	$38,852
Revolving lines of credit	—	1,970
Accounts payable and accrued expenses:
Trade and other accrued liabilities	121,266	109,850
Interest payable	13,611	15,527
Production taxes	55,589	46,895
Postretirement medical benefits	13,855	13,855
SERP	368	368
Deferred revenue	23,203	10,715
Asset retirement obligations	51,088	43,950
Other current liabilities	34,578	30,688
Total current liabilities	404,294	312,670
Long-term debt, less current installments	1,035,013	979,073
Workers’ compensation, less current portion	4,908	5,068
Excess of black lung benefit obligation over trust assets	17,865	17,220
Postretirement medical benefits, less current portion	286,952	285,518
Pension and SERP obligations, less current portion	42,790	44,808
Deferred revenue, less current portion	18,740	24,613
Asset retirement obligations, less current portion	450,869	375,813
Intangible liabilities, net of accumulated amortization of $10.6 million and $9.8 million at September 30, 2016 and December 31, 2015, respectively	2,669	3,470
Other liabilities	36,760	30,208
Total liabilities	2,300,860	2,078,461
Shareholders’ deficit:
Common stock of $0.01 par value
Authorized 30,000,000 shares; issued and outstanding 18,570,642 shares at September 30, 2016 and 18,162,148 shares at December 31, 2015	186	182
Other paid-in capital	246,450	240,721
Accumulated other comprehensive loss	(150,726)	(171,300)
Accumulated deficit	(675,523)	(672,219)
Total Westmoreland Coal Company shareholders’ deficit	(579,613)	(602,616)
Noncontrolling interest	(1,595)	732
Total deficit	(581,208)	(601,884)
Total Liabilities and Deficit	$1,719,652	$1,476,577
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues	$370,683	$349,796	$1,081,651	$1,070,240
Cost, expenses and other:
Cost of sales	278,765	292,973	842,680	880,162
Depreciation, depletion and amortization	33,112	34,459	101,788	106,781
Selling and administrative	30,518	29,383	94,209	84,611
Heritage health benefit expenses	3,265	2,801	9,502	8,022
Loss (gain) on sale/disposal of assets	548	1,135	(1,369)	2,148
Restructuring charges	—	—	—	656
Derivative loss	5,442	5,815	2,164	6,717
Income from equity affiliates	(1,547)	(463)	(4,127)	(4,141)
Other operating loss (gain)	3,368	(1,000)	5,065	(1,000)
	353,471	365,103	1,049,912	1,083,956
Operating income (loss)	17,212	(15,307)	31,739	(13,716)
Other income (expense):
Interest expense	(29,494)	(26,831)	(90,673)	(76,870)
Loss on extinguishment of debt	—	(5,385)	—	(5,385)
Interest income	1,374	1,555	5,521	6,262
Gain (loss) on foreign exchange	220	1,679	(1,531)	2,474
Other income	303	356	435	1,082
	(27,597)	(28,626)	(86,248)	(72,437)
Loss before income taxes	(10,385)	(43,933)	(54,509)	(86,153)
Income tax expense (benefit)	(1,625)	4,087	(49,660)	13,596
Net loss	(8,760)	(48,020)	(4,849)	(99,749)
Less net income (loss) attributable to noncontrolling interest	(239)	(1,458)	(1,545)	(4,850)
Net loss applicable to common shareholders	$(8,521)	$(46,562)	$(3,304)	$(94,899)
Net loss per share applicable to common shareholders:
Basic and diluted	$(0.46)	$(2.59)	$(0.18)	$(5.32)
Weighted average number of common shares outstanding:
Basic and diluted	18,570	17,986	18,458	17,846
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(8,760)	$(48,020)	$(4,849)	$(99,749)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	1,294	996	3,884	3,263
Adjustments to accumulated actuarial losses and transition obligations, pension	813	(253)	786	(538)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	368	327	891	981
Adjustments of accumulated actuarial losses and transition obligations, postretirement medical benefit	—	—	984	—
Tax effect of other comprehensive income gains and losses	(1,039)	(558)	(2,410)	(908)
Change in foreign currency translation adjustment	(2,438)	(20,802)	16,184	(43,018)
Unrealized and realized gains and losses on available-for-sale securities	535	165	255	(1,295)
Other comprehensive income (loss), net of income taxes	(467)	(20,125)	20,574	(41,515)
Comprehensive income (loss)	(9,227)	(68,145)	15,725	(141,264)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(240)	(1,458)	(1,532)	(4,850)
Comprehensive income (loss) attributable to common shareholders	$(8,987)	$(66,687)	$17,257	$(136,414)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Deficit
Nine Months Ended September 30, 2016
(Unaudited)

	Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Deficit
	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2015	18,162,148	$182	$240,721	$(171,300)	$(672,219)	$732	$(601,884)
WMLP distributions	—	—	—	—	—	(795)	(795)
Common stock issued as compensation	342,353	3	5,922	—	—	—	5,925
Issuance of restricted stock	66,141	1	(193)	—	—	—	(192)
Net loss	—	—	—	—	(3,304)	(1,545)	(4,849)
Other comprehensive income	—	—	—	20,574	—	13	20,587
Balance at September 30, 2016	18,570,642	$186	$246,450	$(150,726)	$(675,523)	$(1,595)	$(581,208)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,849)	$(99,749)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	101,788	106,781
Accretion of asset retirement obligation and receivable	21,534	21,251
Share-based compensation	5,925	5,588
Non-cash interest expense	6,879	4,617
Amortization of deferred financing costs	8,324	7,849
Loss on derivative instruments	2,164	6,717
Loss (gain) on foreign exchange	1,531	(2,474)
Income from equity affiliates	(4,127)	(4,141)
Distributions from equity affiliates	5,177	4,328
Deferred income tax expense (benefit)	(48,490)	14,887
Other	(4,359)	3,968
Changes in operating assets and liabilities:
Receivables	(238)	(14,327)
Inventories	9,460	494
Accounts payable and accrued expenses	(2,327)	(2,572)
Interest payable	(3,720)	7,398
Deferred revenue	4,314	(8,297)
Other assets and liabilities	7,375	(21,528)
Asset retirement obligations	(22,120)	(9,908)
Net cash provided by operating activities	84,241	20,882
Cash flows from investing activities:
Additions to property, plant and equipment	(30,619)	(57,971)
Change in restricted investments	270	(7,988)
Cash received from restricted deposits	—	34,000
Cash payments related to acquisitions and other	(125,315)	(35,887)
Cash acquired related to acquisition, net	—	2,780
Proceeds from sales of assets	6,176	1,691
Receipts from loan and lease receivables	4,852	20,192
Payments related to loan and lease receivables	(2,141)	(3,981)
Other	(587)	(287)
Net cash used in investing activities	(147,364)	(47,451)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	122,250	199,363
Repayments of long-term debt	(43,876)	(138,185)
Borrowings on revolving lines of credit	313,900	142,823
Repayments on revolving lines of credit	(315,900)	(152,412)
Debt issuance costs and other refinancing costs	(7,246)	(7,431)
Other	(798)	90
Net cash provided by financing activities	68,330	44,248
Effect of exchange rate changes on cash	771	(2,601)
Net increase in cash and cash equivalents	5,978	15,078
Cash and cash equivalents, beginning of period	22,936	14,258
Cash and cash equivalents, end of period	$28,914	$29,336
Supplemental disclosures of cash flow information:
Cash paid for interest	$79,099	$61,399
Non-cash transactions:
Accrued purchases of property and equipment	$4,166	$2,718
Capital leases and other financing sources	19,830	14,967

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company, or the Company, or Parent, and its subsidiaries and controlled entities including those of Westmoreland Resource Partners, LP (“WMLP”). All intercompany transactions and accounts have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and require the use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q is unaudited, but reflects all adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to current period presentation. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016.
These unaudited quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).
Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15 - Statement of Cash Flows (Accounting Standards Codification, or “ASC,” Topic 230): Classification of Certain Cash Receipts and Cash Payments, which requires an entity to elect either the cumulative earnings approach or the nature of the distribution approach when determining the classification of cash inflows from equity method investments on the statement of cash flows. For our Activated Carbon 50/50 joint venture accounted for under the equity method of accounting, we have elected to use the nature of the distribution approach. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets) in which case it is reported as an investing activity. The Company adopted this standard on September 30, 2016.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017. The Company can either adopt these standards retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.
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
2. ACQUISITION
Acquisition of San Juan
On January 31, 2016, Westmoreland San Juan, LLC (“WSJ”), a variable interest entity of the Company, acquired San Juan Coal Company (“SJCC”), which operates the San Juan mine in Farmington, New Mexico, and San Juan Transportation Company (“SJTC” and such transaction, the “San Juan Acquisition”) for a total cash purchase price of approximately $125.3

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

million, subject to post-closing adjustments. The San Juan mine is the exclusive supplier of coal to the adjacent San Juan Generating Station (“SJGS”) under a coal supply agreement through 2022. The San Juan operations are included in the Company’s Coal - U.S. segment.
WSJ financed the San Juan Acquisition principally with a $125.0 million loan from NM Capital Utility Corporation (the “San Juan Loan”), an affiliate of Public Service Company of New Mexico (one of the owners of SJGS).
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
A preliminary allocation of the purchase consideration follows (in millions):

Provisional as of September 30, 2016
Purchase price:
Cash paid	$125.3

Preliminary allocation of purchase price:
Assets:
Inventories - coal and supplies	$8.8
Other receivables	10.0
Contractual third-party reclamation receivable	4.6
Total current assets	23.4
Land and mineral rights	108.3
Plant and equipment	73.5
Contractual third-party reclamation receivable	66.8
Other assets	10.4
Total assets	282.4
Liabilities:
Trade payables and other accrued liabilities	14.1
Production taxes	2.0
Other liabilities	9.9
Asset retirement obligations	4.6
Total current liabilities	30.6
Asset retirement obligations, less current portion	66.8
Postretirement medical	1.9
Deferred income taxes	48.5
Other liabilities	9.3
Total liabilities	157.1
Net fair value	$125.3
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2016	2015
	(In thousands, except per share data)
Total revenues
As reported	$349,796	$1,081,651	$1,070,240
Pro forma	$423,350	$1,107,926	$1,296,561

Operating income (loss)
As reported	$(15,307)	$31,739	$(13,716)
Pro forma	$(5,179)	$32,834	$17,784

Net loss applicable to common shareholders
As reported	$(46,562)	$(3,304)	$(94,899)
Pro forma	$(39,429)	$(2,879)	$(73,542)

Net loss per share applicable to common shareholders (basic and diluted)
As reported	$(2.59)	$(0.18)	$(5.32)
Pro forma	$(2.19)	$(0.16)	$(4.12)

3. VARIABLE INTEREST ENTITY

As of September 30, 2016, the Company consolidated its 100% owned WSJ subsidiary which is a variable interest entity (“VIE”). WSJ’s classification as a VIE is due to another party having the potential right to receive WSJ’s residual returns. The Company is the primary beneficiary because it has the power to direct the activities that most significantly impact WSJ’s economic performance. Accordingly, the Company consolidated the operating results, assets and liabilities of WSJ. See Note 2 - Acquisition and Note 6 - Debt and Lines of Credit.
The following table presents the carrying amounts, after eliminating the effect of intercompany transactions, included in the Consolidated Balance Sheet that are for the use of or are the obligation of WSJ (in thousands):

September 30, 2016
Assets	$311,287
Liabilities	287,485
Net carrying amount	$23,802

4. INVENTORIES
Inventories consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Coal stockpiles	$42,439	$38,636
Coal fuel inventories	7,103	7,194
Materials and supplies	81,998	78,784
Reserve for obsolete inventory	(2,855)	(2,756)
Total	$128,685	$121,858

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

5. RESTRICTED INVESTMENTS AND BOND COLLATERAL
The Company invests certain bond collateral, reclamation deposits, and other restricted investments in a limited selection of fixed-income investment options and receives the corresponding investment returns. These investments are not available to meet the Company’s general cash needs. These accounts include available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss.
The Company’s carrying value and estimated fair value of its restricted investments at September 30, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cash and cash equivalents	$64,307	$2,309	$66,616
Time deposits	2,470	—	2,470
Available-for-sale	77,677	71,734	149,411
	$144,454	$74,043	$218,497
The Company’s carrying value and estimated fair value of its restricted investments at December 31, 2015 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cash and cash equivalents	$102,539	$45,819	$148,358
Time deposits	2,455	—	2,455
Available-for-sale	35,813	31,545	67,358
	$140,807	$77,364	$218,171
Available-for-Sale Restricted Investments
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at September 30, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cost basis	$78,410	$72,068	$150,478
Gross unrealized holding gains	273	551	824
Gross unrealized holding losses	(1,006)	(885)	(1,891)
Fair value	$77,677	$71,734	$149,411
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31, 2015 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cost basis	$36,715	$31,977	$68,692
Gross unrealized holding gains	167	521	688
Gross unrealized holding losses	(1,069)	(953)	(2,022)
Fair value	$35,813	$31,545	$67,358

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

6. DEBT AND LINES OF CREDIT
The Company and its subsidiaries are subject to the following debt arrangements:

	Total Debt Outstanding
	September 30, 2016	December 31, 2015
	(In thousands)
8.75% Notes	$350,000	$350,000
WCC Term Loan Facility	324,705	327,172
San Juan Loan	110,000	—
WMLP Term Loan Facility	304,757	299,248
Capital lease obligations	61,579	71,168
Revolving Credit Facility	—	1,970
Other	14,930	7,251
Total debt	1,165,971	1,056,809
Less debt discount and debt issuance costs	(40,222)	(36,914)
Less current installments	(90,736)	(40,822)
Total debt outstanding, less current installments	$1,035,013	$979,073
The following table presents aggregate contractual debt maturities of all debt:

September 30, 2016
(In thousands)
2016	$29,880
2017	81,178
2018	321,636
2019	19,090
2020	340,332
Thereafter	373,855
Total debt	$1,165,971
8.75% Notes
The 8.75% senior secured notes mature on January 1, 2022 (“8.75% Notes”) and pay interest semiannually on January 1 and July 1 of each year at a fixed 8.75% interest rate. The 8.75% Notes are a primary obligation of the Parent and are guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC and Westmoreland Resources, Inc. and their respective subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc. and certain other immaterial subsidiaries), referred to as the “Guarantors.” The 8.75% Notes are not guaranteed by Westmoreland Canada LLC or any of its subsidiaries, Westmoreland San Juan, LLC or any of its subsidiaries, or Westmoreland Resources GP, LLC or WMLP, referred to as the “Non-guarantors.” As of September 30, 2016, we were in compliance with all covenants for the 8.75% Notes.
WCC Term Loan Facility
The term loan matures on December 16, 2020 (“WCC Term Loan Facility”) and pays interest on a quarterly basis at a variable interest rate which is set at our election of (i) one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”) plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate plus 0.05%, or one-month LIBOR plus 1.00%) plus 5.50%. As of September 30, 2016, the interest rate was 7.50%. The WCC Term Loan Facility is a primary obligation of the Parent and is guaranteed by the Guarantors. As of September 30, 2016, we were in compliance with all covenants of the WCC Term Loan Facility.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

San Juan Loan
We financed the San Juan Acquisition in part with the San Juan Loan, a senior secured $125.0 million term loan from NM Capital Utility Corporation, an affiliate of Public Service Company of New Mexico (one of the owners of SJGS). The San Juan Loan matures February 1, 2021 and pays interest and principal on a quarterly basis at an interest rate of (i) 7.25% (the “Margin Rate”) plus (ii) (A) the LIBOR for a three month period plus (B) a statutory reserve rate, which such Margin Rate increases incrementally during each year of the San Juan Loan term. As of September 30, 2016, the cash interest rate is 8.01%. It is a primary obligation of Westmoreland San Juan, LLC, is guaranteed by SJCC, and is secured by substantially all of SJCC’s assets. The San Juan Loan has no prepayment penalties. The agreements governing the San Juan Loan include representations and warranties and covenants regarding the ownership and operation of SJCC and the properties acquired in the San Juan Acquisition and standard special purpose bankruptcy remote entity covenants designed to preserve the separateness from Westmoreland of each of (i) WSJ, (ii) its direct parent company, Westmoreland San Juan Holdings, Inc., (iii) SJCC and (iv) SJTC (collectively, the “Westmoreland San Juan Entities”). Obligations under the San Juan Loan are recourse only to the Westmoreland San Juan Entities and their assets Westmoreland nor its subsidiaries (other than the Westmoreland San Juan Entities) is an obligor under the San Juan Loan in any respect. The agreement governing the San Juan Loan requires that all revenues of the Westmoreland San Juan Entities, aside from payments on certain leases, are deposited into a cash management collection account swept monthly for operating expenses, capital expenditures, and loan payment and prepayment. The assets and credit of SJCC are not available to satisfy the debts and other obligations of the Company other than those of the Westmoreland San Juan Entities.
WMLP Term Loan Facility
The term loan of WMLP matures in December 2018 (“WMLP Term Loan Facility”) and pays interest on a quarterly basis at a variable rate per annum equal to the LIBOR floor of (0.75%) plus 8.5% or the reference rate as defined in the financing agreement. As of September 30, 2016, the cash interest rate is 9.25%. The WMLP Term Loan Facility is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of WMLP, is guaranteed by WMLP and its subsidiaries, and is secured by substantially all of WMLP’s and its subsidiaries’ assets. At September 30, 2016, we were in compliance with all covenants of the WMLP Term Loan Facility.
The WMLP Term Loan Facility also provides for Paid In Kind Interest (“PIK Interest”) at a variable rate per annum between 1.00% and 3.00% based on our consolidated total net leverage ratio as defined in the financing agreement. The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the term loan under the financing agreement. PIK Interest under the financing agreement was $6.9 million for the nine months ended September 30, 2016. The outstanding term loan amount represents the principal balance of $291.0 million, plus PIK Interest of $13.7 million.
WMLP Revolving Credit Facility
The WMLP revolving line of credit (“WMLP Revolving Credit Facility”) permits WMLP to borrow up to the aggregate principal amount of $15.0 million and also allows letters of credit in an aggregate outstanding amount of up to $10.0 million, which reduces availability under the WMLP revolving credit facility on a dollar-for-dollar basis. At September 30, 2016, availability under the WMLP revolving credit facility was $15.0 million. The WMLP Revolving Credit Facility has a maturity date of December 31, 2017. We were in compliance with all covenant requirements of the WMLP Revolving Credit Facility as of September 30, 2016.
Capital Lease Obligations
During the nine months ended September 30, 2016, the Company entered into $10.0 million of new capital leases.
WCC Revolving Credit Facility
The Company amended the terms of its revolving line of credit (“WCC Revolving Credit Facility”) on September 30, 2016 and October 12, 2016, respectively. The September 30 amendment clarified the terms “Canadian Fixed Charges” and “US Fixed Charges” to allocate scheduled cash interest payments and to remove the allocation schedule of cash interest payments under the term “Interest Expense.” The October 12 amendment (1) replaced the previous lender, Bank of the West, with a new lender, East West Bank, (2) amended Interest Expense to remove certain dividend payments, (3) revised the term “Required Lenders” to constitute all lenders when only two unaffiliated lenders are party to the revolving credit facility, (4) removed the requirement of the delivery of a social responsibility questionnaire in connection with a Permitted Acquisition, (5) allowed for any Lender to provide the Swing Line Lender one day’s prior written notice prohibiting a US Swing Line Loan or Canadian Swing Line Loan, (6) removed Administrative Agent discretion on application of proceeds from the sale of Collateral, (7)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

adjusted Annual Projections reporting requirements to no longer require delivery of a balance sheet and (8) adjusted the waterfall treatment with respect to Proceeds of Collateral.
Under the WCC Revolving Credit Facility the Company has a total aggregate borrowing capacity of $60.0 million between June 15th and August 31st of each year, with an aggregate borrowing capacity of $50.0 million outside of these periods. The availability of the WCC Revolving Credit Facility consists of a $30.0 million sub-facility ($35.0 million with the seasonal increase) available to our U.S. borrowers and a $20.0 million sub-facility ($25.0 million with the seasonal increase) available to our Canadian borrowers. The facility may support an equal amount of letters of credit, with outstanding letter of credit balances reducing availability under the facility. At September 30, 2016, availability on the WCC Revolving Credit Facility was $36.3 million with an outstanding balance of $13.7 million supporting letters of credit and nothing drawn on the WCC Revolving Credit Facility.  The WCC Revolving Credit Facility has a maturity date of December 31, 2018. We were in compliance with all covenant requirements of the WCC Revolving Credit Facility as of September 30, 2016.
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
The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$763	$1,054	$2,507	$3,163
Interest cost	3,075	2,907	9,278	8,722
Amortization of deferred items	368	327	891	981
Total net periodic benefit cost	$4,206	$4,288	$12,676	$12,866
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Former mining operations	$2,135	$2,034	$6,405	$6,103
Current operations	2,071	2,254	6,271	6,763
Total net periodic benefit cost	$4,206	$4,288	$12,676	$12,866
The costs for the former mining operations are included in Heritage health benefit expenses and costs for current operations are included in Cost of sales and Selling and administrative expenses.
Pension
The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$373	$436	$1,242	$1,318
Interest cost	2,564	1,831	7,926	5,780
Expected return on plan assets	(3,349)	(2,435)	(10,390)	(7,744)
Settlements	247	(1,529)	247	(1,874)
Amortization of deferred items	1,294	1,059	3,884	3,301
Total net periodic pension cost	$1,129	$(638)	$2,909	$781

These costs are included in Cost of sales and Selling and administrative expenses. The Company made $0.6 million and $3.5 million of contributions to its pension plans in the nine months ended September 30, 2016 and 2015, respectively. The Company expects to make $0.1 million of contributions to its pension plans during the remainder of 2016.
8. DERIVATIVE INSTRUMENTS
The Company has power purchase contracts at its Roanoke Valley Power Facility (“ROVA”) to manage exposure to power price fluctuations. These contracts cover the period from April 2014 to March 2019 and contracted power prices range from $41.05 to $55.20 per megawatt hour, with a weighted average contract price of $44.00 over the remaining contract lives. The contracts are not designated as hedging instruments, and accordingly their fair value is recognized on the Consolidated Balance Sheets, with changes in fair value recognized in the Consolidated Statement of Operations. Fair value is based on a comparison of contracted prices to projected future market prices which are Level 2 inputs based on the hierarchy defined in the fair value footnote.
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Balance Sheets was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	September 30, 2016	December 31, 2015
Contracts to purchase power	Other current liabilities	$15,121	$13,679
Contracts to purchase power	Other liabilities	24,043	23,656
The effect of derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Statements of Operations was as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instruments	Statement of Operations Location	2016	2015	2016	2015
Contracts to purchase power	Derivative loss	$(5,442)	$(5,815)	$(2,164)	$(6,717)

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value at September 30, 2016:

		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments	$77,677	$77,677	$—
Available-for-sale investments included in Reclamation deposits	71,734	71,734	—
Total assets	$149,411	$149,411	$—
Liabilities:
Contracts to purchase power included in Other current liabilities and Other liabilities	$39,164	$—	$39,164
Warrants issued by WMLP included in Other liabilities	610	610	—
Total liabilities	$39,774	$610	$39,164
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of September 30, 2016, the Company valued the WMLP Term Loan Facility and the San Juan Loan with Level 3 fair values. The estimated fair values of the Company’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
September 30, 2016	$337,368	$276,500	$726,802	$595,591
December 31, 2015	$336,000	$213,500	$612,727	$397,601

10. INCOME TAX

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year-to-date pre-tax (loss) income. For the nine months ended September 30, 2015, the effective tax rate differed from the statutory rate primarily as a result of the U.S. and Canadian valuation allowances and the impact of the statutory rate change in Alberta, Canada. For the nine months ended September 30, 2016, the effective tax rate differed from the statutory rate primarily due to the U.S. and Canadian valuation allowances and for the recognition of changes in the Company’s net deferred tax assets due to the San Juan Acquisition.
As part of the San Juan Acquisition, the Company acquired $48.5 million in deferred tax liabilities. Changes in the acquiring company’s deferred tax assets or liabilities subsequent to a business combination are required to be recorded in income during the quarter in which the transaction occurs. Accordingly, the $48.5 million decrease in the Company’s net deferred tax assets resulted in the release of a corresponding $48.5 million valuation allowance and recognition of a tax benefit in the nine months ended September 30, 2016.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

11. STOCKHOLDERS’ DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive Loss
The following table reflects the changes in accumulated other comprehensive loss by component:

	Pension	Postretirement medical benefits	Unrealized gains and losses on available-for-sale securities, net	Foreign currency translation adjustment	Tax effect of other comprehensive income gains	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at December 31, 2015	$(34,558)	$(31,086)	$(1,325)	$(69,901)	$(34,430)	$(171,300)
Other comprehensive income (loss) before reclassifications	786	984	(139)	16,184	(2,410)	15,405
Amounts reclassified from accumulated other comprehensive income (loss)	3,884	891	394	—	—	5,169
Balance at September 30, 2016	$(29,888)	$(29,211)	$(1,070)	$(53,717)	$(36,840)	$(150,726)
The following table reflects the reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2016 (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line item in the statement where net income (loss) is presented
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Available-for-sale securities
Realized gains and losses on available-for-sale securities	$116	$394	Other income (loss)

Amortization of defined benefit pension items
Prior service costs	$2	$6	Cost of sales and Selling and administrative
Actuarial losses	1,292	3,878	Cost of sales and Selling and administrative
Total	$1,294	$3,884
Amortization of postretirement medical items
Prior service costs	$(159)	$(477)	Cost of sales and Selling and administrative
Actuarial losses	527	1,368	Cost of sales and Selling and administrative
Total	$368	$891

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

12. SHARE-BASED COMPENSATION
The Company grants employees and non-employee directors restricted stock units. The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$1,391	$1,100	$3,733	$2,924
Contributions of stock to the Company’s 401(k) plan	—	842	2,192	2,664
Total share-based compensation expense	$1,391	$1,942	$5,925	$5,588
Restricted Stock Units
Unamortized compensation expense is expected to be recognized over the next three years. A summary of outstanding restricted stock units as of September 30, 2016 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2015	354,311	$28.44
Granted	484,121	7.78
Vested	(92,719)	26.46
Forfeited	(2,400)	7.86
Non-vested at September 30, 2016	743,313	$15.30	$6,767
Stock Options
No stock options were granted, vested, or forfeited during the nine months ended September 30, 2016. A summary of stock options outstanding as of September 30, 2016 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at September 30, 2016	109,306	$22.16	1.4	$—	$—
SARs
There were no SARs granted during the nine months ended September 30, 2016. A summary of SARs activity for the nine months ended September 30, 2016 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2015	16,943	$25.44
Expired	(16,943)	25.44
Outstanding at September 30, 2016	—	$—	0.0	$—	$—

During 2015, the Company contributed 269,567 common shares to match employees’ contributions to their 401k plans. For the nine months ended September 30, 2016, the Company contributed 342,353 common shares. In May 2016, the Company discontinued matching employees’ contributions with common shares and elected instead to match with cash contributions.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

13. EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding stock options, stock appreciation rights and restricted stock units. No such items were included in the computations of diluted loss per share in the three and nine months ended September 30, 2016 and 2015 because the Company incurred a net loss applicable to common shareholders in those periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Restricted stock units, stock options and SARs	853	490	853	490

14. SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization, reporting of revenue, and operating income. The Company’s operations are classified into six reporting segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage, and Corporate. On August 1, 2015, the Company contributed 100% of the outstanding equity interests in Westmoreland Kemmerer, LLC (“Kemmerer”) to WMLP (the “Kemmerer Drop”), and, accordingly, to enable comparability, all segment disclosures have been adjusted to remove financial information for Kemmerer from the Coal - U.S. segment and present it in the Coal - WMLP segment for each of the three and nine months ended September 30, 2016 and 2015.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Summarized financial information by segment is as follows:

	Coal - U.S.(1)	Coal - Canada	Coal - WMLP(2)	Power(3)	Heritage	Corporate(2)	Consolidated(4)(5)
	(In thousands)
Three Months Ended September 30, 2016
Revenues	$168,860	$96,480	$90,320	$21,554	$—	$(6,531)	$370,683
Restructuring charges	—	—	—	—	—	—	—
Depreciation, depletion, and amortization	14,820	6,786	11,555	—	—	(49)	33,112
Operating income (loss)	18,346	4,559	5,970	(4,696)	(3,326)	(3,641)	17,212
Total assets	770,300	504,034	382,098	40,760	16,288	6,172	1,719,652
Capital expenditures	4,824	11,313	2,251	—	—	—	18,388
Three Months Ended September 30, 2015
Revenues	$132,018	$107,752	$94,785	$22,017	$—	$(6,776)	$349,796
Restructuring charges	—	—	—	—	—	—	—
Depreciation, depletion, and amortization	9,524	7,023	15,471	2,470	—	(29)	34,459
Operating income (loss)	482	4,009	(4,845)	(7,976)	(2,950)	(4,027)	(15,307)
Total assets	539,497	537,465	431,338	172,182	16,152	(9,675)	1,686,959
Capital expenditures	7,047	7,485	4,691	198	—	(4)	19,417
Nine Months Ended September 30, 2016
Revenues	$475,470	$298,978	$263,269	$65,494	$—	$(21,560)	$1,081,651
Restructuring charges	—	—	—	—	—	—	—
Depreciation, depletion, and amortization	41,393	19,142	41,367	—	—	(114)	101,788
Operating income (loss)	33,475	21,168	2,497	(3,766)	(10,325)	(11,310)	31,739
Total assets	770,300	504,034	382,098	40,760	16,288	6,172	1,719,652
Capital expenditures	12,038	13,801	4,780	—	—	—	30,619
Nine Months Ended September 30, 2015
Revenues	$419,505	$317,157	$300,908	$64,001	$—	$(31,331)	$1,070,240
Restructuring charges	—	—	656	—	—	—	656
Depreciation, depletion, and amortization	28,199	26,899	44,282	7,430	—	(29)	106,781
Operating income (loss)	8,403	23,397	(6,151)	(16,594)	(8,699)	(14,072)	(13,716)
Total assets	539,497	537,465	431,338	172,182	16,152	(9,675)	1,686,959
Capital expenditures	18,908	21,413	19,918	1,305	—	(3,573)	57,971
____________________

(1)
The San Juan Acquisition was completed on January 31, 2016. For the three and nine months ended September 30, 2016, revenues for the Westmoreland San Juan Entities were $51.7 million and $128.3 million, respectively, and operating income was $14.0 million and $22.2 million, respectively.

(2)
The Coal - WMLP segment recorded revenues of $6.2 million and $20.5 million for intersegment revenues to the Coal - U.S. segment for the three and nine months ended September 30, 2016, respectively and $5.9 million and $24.6 million for the three and nine months ended September 30, 2015, respectively. Eliminations for intersegment revenues and cost of sales are presented within the Corporate segment.

(3)
Total assets as of September 30, 2016 reflect a $133.1 million asset impairment in the Power segment that was recorded during the fourth quarter of 2015. No such impairment had been recorded as of September 30, 2015.

(4)	Deferred tax assets of $14.5 million as of September 30, 2015 were reclassified into liabilities on adoption of ASU 2015-17 - Income Taxes: Balance Sheet Classification of Deferred Taxes.

(5)
Unamortized debt issuance costs of $26.8 million as of September 30, 2015 were reclassified from other non-current assets into long-term debt on adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

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
16. SUBSEQUENT EVENTS

Eighth Amendment to Second Amended and Restated Loan and Security Agreement

On October 12, 2016, the Company executed an amendment to its revolving credit facility. The terms of the amendment are described above in Note 6 - Debt and Lines of Credit.

WMLP Series B Convertible Unit Exchange

On October 28, 2016, the Company exchanged its 4,512,500 common units representing limited partner interests in WMLP (“Common Units”) for 4,512,500 Series B Convertible Units representing limited partner interests in WMLP (the “Series B Units”). The Series B Units do not share in distributions with the Common Units and are convertible on a one-for-one basis into Common Units on the day after the record date for a cash distribution on the Common Units in which WMLP is unable to make such a distribution without exceeding its restricted payment basket under the WMLP Term Loan Facility and the WMLP Revolving Credit Facility. The Series B Units will also convert automatically upon a change of control or a dissolution or liquidation of WMLP. The Series B Units have the same voting rights as if they were outstanding Common Units and will vote together with the Common Units as a single class. In addition, the Series B Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series B Units in relation to other classes of partnership interests or as required by law.

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
San Juan Acquisition and Related Financing
On January 31, 2016, WSJ, a special purpose subsidiary of the Company, acquired SJCC, which operates the San Juan mine in Farmington, New Mexico, and SJTC for a total cash purchase price of approximately $125.3 million, subject to post-closing adjustments. The San Juan mine is the exclusive supplier of coal to the adjacent SJGS under a coal supply agreement through 2022. For details of the financing structure, see Note 6 - Debt and Lines of Credit.
Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands)
Revenues	$370,683	$349,796	$20,887	6.0%
Net loss applicable to common shareholders	(8,521)	(46,562)	38,041	81.7%
Adjusted EBITDA(1)	71,201	47,966	23,235	48.4%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Consolidated revenue increased due to $51.7 million in revenue generated by our January 2016 San Juan acquisition, offset by softness at other locations. Our net loss improved by $38.0 million as a result of $32.5 million in improved operating income. Consolidated Adjusted EBITDA increased as a result of strong operating results in our Coal-US and Coal-WMLP offset slightly by lower loan and lease receivable payments in our Coal-Canada segment.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Coal - U.S. Segment Operating Results
As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - U.S. segment:

	Three Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$168,860	$132,018	$36,842	27.9%
Operating income	18,346	482	17,864	3,706.2%
Adjusted EBITDA(1)	36,701	14,758	21,943	148.7%
Tons sold—millions of equivalent tons	6.9	6.0	0.9	15.0%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Revenue increased as a result of $51.7 million in revenue generated by our San Juan acquisition. This increase was offset by decreases from the expected expiration of certain contracts as well as cost reduction initiatives at cost plus mines leading to corresponding decreases in revenue. Operating income grew primarily as a result of $14.0 million contributed by our San Juan acquisition. The increase in Adjusted EBITDA was driven by $18.5 million contributed by our San Juan acquisition as well as strong demand arising from favorable weather. Weather conditions are inherently unpredictable and could have positive or negative impacts on demand in future periods.
Coal - Canada Segment Operating Results

	Three Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$96,480	$107,752	$(11,272)	(10.5)%
Operating income	4,559	4,009	550	13.7%
Adjusted EBITDA(1)	17,549	23,659	(6,110)	(25.8)%
Tons sold—millions of equivalent tons	5.1	6.2	(1.1)	(17.7)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Revenue decreased primarily as a result of lower tons sold and lower realized export market pricing at our Coal Valley mine. Future price changes are inherently unpredictable and such changes may or may not continue in the future. The decrease in Adjusted EBITDA was driven by an accelerated loan and lease receivable payment received in the prior year that was not expected to recur at the same level in the current year.
Coal - WMLP Segment Operating Results
As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - U.S. segment:

	Three Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$90,320	$94,785	$(4,465)	(4.7)%
Operating income (loss)	5,970	(4,845)	10,815	*
Adjusted EBITDA(1)	22,686	15,648	7,038	45.0%
Tons sold—millions of equivalent tons	1.9	1.6	0.3	18.8%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Revenue decreased primarily as a result of continued pricing softness in Ohio. Whether this decrease persists in future years is dependent upon fluctuations in market demand in the region. Operating income and Adjusted EBITDA increased primarily due to lower fuel and labor costs at our Ohio mines.
Power Segment Operating Results

	Three Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands)
Revenues	$21,554	$22,017	$(463)	(2.1)%
Operating loss	(4,696)	(7,976)	3,280	41.1%
Adjusted EBITDA(1)	507	75	432	576.0%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Operating loss improved due to $2.5 million less depreciation expense in 2016 as a result of the fourth quarter 2015 impairment charge.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands)
Revenues	$1,081,651	$1,070,240	$11,411	1.1%
Net loss applicable to common shareholders	(3,304)	(94,899)	91,595	96.5%
Adjusted EBITDA(1)	178,994	159,275	19,719	12.4%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Consolidated revenue increased due to $128.3 million in revenue generated by our San Juan acquisition, offset by softness at other locations. Our net loss improved by $91.6 million as a result of a $45.5 million increase in operating income as well as a $63.3 million increase in income tax benefit. The income tax benefit was primarily a result of the first quarter release of our valuation allowance on our net operating loss deferred tax asset arising from the San Juan acquisition. These increases in net income were offset by a $13.8 million increase in interest expense due to our higher debt levels arising from the San Juan acquisition. Consolidated Adjusted EBITDA increased as a result of strong operating results in our Coal - U.S. and Coal - WMLP segments slightly offset by lower loan and lease receivable payments in our Coal - Canada segment.
Coal - U.S. Segment Operating Results
As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - U.S. segment:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$475,470	$419,505	$55,965	13.3%
Operating income	33,475	8,403	25,072	298.4%
Adjusted EBITDA(1)	85,999	49,209	36,790	74.8%
Tons sold—millions of equivalent tons	17.6	17.2	0.4	2.3%
____________________

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Revenue increased as a result of $128.3 million in revenue generated by our San Juan acquisition. This increase was offset by decreases from the expected expiration of certain contracts as well as cost reduction initiatives at cost plus mines leading to corresponding decreases in revenue. Operating income grew primarily as a result of $22.2 million contributed by our San Juan acquisition. The increase in Adjusted EBITDA was driven by $35.6 million contributed by our San Juan acquisition. Adjusted EBITDA also benefited from the absence of a prior-year customer outage.
Coal - Canada Segment Operating Results

	Nine Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$298,978	$317,157	$(18,179)	(5.7)%
Operating income	21,168	23,397	(2,229)	(9.5)%
Adjusted EBITDA(1)	55,701	81,497	(25,796)	(31.7)%
Tons sold—millions of equivalent tons	16.5	17.5	(1.0)	(5.7)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Revenue decreased primarily as a result of a weaker Canadian Dollar compared to the prior year. Whether this decrease persists in future periods is dependent upon fluctuations in the Canadian and U.S. Dollar exchange rate. The decrease in Adjusted EBITDA was driven by an accelerated loan and lease receivable payment received in the second and third quarters of last year that returned to normal levels in the current year. In addition, the segment encountered record rainfall creating less efficient operating conditions at some facilities.
Coal - WMLP Segment Operating Results
As a result of the Kemmerer Drop, results for all periods presented reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - U.S. segment:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands, except ton data)
Revenues	$263,269	$300,908	$(37,639)	(12.5)%
Operating income (loss)	2,497	(6,151)	8,648	*
Adjusted EBITDA(1)	58,268	49,826	8,442	16.9%
Tons sold—millions of equivalent tons	5.6	6.0	(0.4)	(6.7)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful
Revenue decreased primarily as a result of continued pricing softness in Ohio. Whether this decrease persists in future years is dependent upon fluctuations in market demand in the region. Operating income and Adjusted EBITDA increased primarily due to lower fuel and labor costs at our Ohio mines and the impact of cost savings initiatives at our Kemmerer mine.
Power Segment Operating Results

	Nine Months Ended September 30,
			Increase / (Decrease)
	2016	2015	$	%
	(In thousands)
Revenues	$65,494	$64,001	$1,493	2.3%
Operating loss	(3,766)	(16,594)	12,828	77.3%
Adjusted EBITDA(1)	(2,227)	(3,152)	925	29.3%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Operating loss decreased due to a loss on our power derivative of $2.2 million during the first nine months of 2016 compared to a loss of $6.7 million during the first nine months of 2015, as well as $7.4 million lower depreciation expense in 2016 as a result of the fourth quarter 2015 impairment charge.

Reconciliation of Net Loss to Adjusted EBITDA
The discussion in “Results of Operations” includes references to our Adjusted EBITDA results. EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization and accretion expense. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and as a basis for strategic planning and forecasting and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

The tables below show how we calculated EBITDA and Adjusted EBITDA, including a breakdown by segment, and reconcile Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(8,760)	$(48,020)	$(4,849)	$(99,749)

Income tax expense (benefit)	(1,625)	4,087	(49,660)	13,596
Interest income	(1,374)	(1,555)	(5,521)	(6,262)
Interest expense	29,494	26,831	90,673	76,870
Depreciation, depletion and amortization	33,112	34,459	101,788	106,781
Accretion of ARO and receivable	7,237	7,142	21,534	21,250
Amortization of intangible assets and liabilities	(226)	(250)	(653)	(756)
EBITDA	57,858	22,694	153,312	111,730

Restructuring charges	—	—	—	656
Loss (gain) on foreign exchange	(220)	(1,679)	1,531	(2,474)
Loss on extinguishment of debt	—	5,385	—	5,385
Acquisition related costs (1)	—	3,070	568	4,470
Customer payments received under loan and lease receivables (2)	2,582	8,731	7,969	24,252
Derivative loss	5,442	5,815	2,164	6,717
Loss on sale/disposal of assets and other adjustments	4,148	2,008	7,525	2,951
Share-based compensation	1,391	1,942	5,925	5,588
Adjusted EBITDA	$71,201	$47,966	$178,994	$159,275
____________________

(1)	Includes the impact of cost of sales related to the sale of inventory written up to fair value in the acquisition of Westmoreland Resources GP, LLC, the general partner of WMLP.

(2)
Represents a return of and on capital. These amounts are not included in operating income or operating cash flows, as the capital outlays are treated as loan and lease receivables, but are included within Adjusted EBITDA so that the cash received by the Company is treated consistently with all other contracts within the Company that do not result in loan and lease receivable accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Adjusted EBITDA by Segment
Coal - U.S.	$36,701	$14,758	$85,999	$49,209
Coal - Canada	17,549	23,659	55,701	81,497
Coal - WMLP	22,686	15,648	58,268	49,826
Power	507	75	(2,227)	(3,152)
Heritage	(3,326)	(2,950)	(10,325)	(8,699)
Corporate	(2,916)	(3,224)	(8,422)	(9,406)
Total	$71,201	$47,966	$178,994	$159,275

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Liquidity and Capital Resources
We had the following liquidity at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$28.9	$22.9
Availability under our Revolving Credit Facility	36.3	28.2
Availability under WMLP Revolving Credit Facility	15.0	15.0
Total	$80.2	$66.1
We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future. During the third quarter of 2016 we announced that NRG Texas Power provided notice that it will terminate the lignite supply agreement at the Jewett mine two years early on December 31, 2016. This contract termination is not expected to have a material impact on our cash flows in the foreseeable future.
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
In October 2016, the Company exchanged its 4,512,500 Common Units for 4,512,500 Series B Units. The Series B Units do not share in distributions with the Common Units and are convertible on a one-for-one basis into Common Units on the day after the record date for a cash distribution on the Common Units in which WMLP is unable to make such a distribution without exceeding its restricted payment basket under the WMLP Term Loan Facility and the WMLP Revolving Credit Facility. The Series B Units will also convert automatically upon a change of control or a dissolution or liquidation of WMLP. The Series B Units have the same voting rights as if they were outstanding Common Units and will vote together with the Common Units as a single class. In addition, the Series B Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series B Units in relation to other classes of partnership interests or as required by law. As the Series B Units do not share in distributions with the Common Units we will not receive quarterly cash distributions from WMLP unless and until the Series B Units are converted to Common Units.
Debt Obligations
See Note 6 - Debt and Lines of Credit for a description of our different debt facilities. From time to time depending on market conditions and available cash, we intend to strategically repurchase our outstanding debt.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

The Indenture requires summary information for the Restricted Group and Unrestricted Group provided as follows:

	Restricted Group	Unrestricted Group	Total
	(In thousands)
Balance sheet information as of September 30, 2016:
Cash and cash equivalents	$4,058	$24,856	$28,914
Total current assets	229,576	131,194	360,770
Total assets	1,018,282	701,370	1,719,652
Total current liabilities	247,653	156,641	404,294
Total debt	700,894	424,855	1,125,749
Total liabilities	1,612,924	687,936	2,300,860

Statement of operations information for the nine months ended September 30, 2016:
Revenues	$690,076	$391,575	$1,081,651
Operating costs and expenses	683,034	366,878	1,049,912
Operating income	7,042	24,697	31,739
Other income and expenses	(44,610)	(41,638)	(86,248)
Loss before income taxes	(37,568)	(16,941)	(54,509)
Income tax benefit	(49,660)	—	(49,660)
Net income (loss)	12,092	(16,941)	(4,849)
Less net loss attributable to noncontrolling interest	—	(1,545)	(1,545)
Net income (loss) attributable to the Parent company	$12,092	$(15,396)	$(3,304)
For the nine months ended September 30, 2016, Adjusted EBITDA associated with the Restricted Group and Unrestricted Group was $85.2 million and $93.8 million, respectively.
Non-guarantor Restricted Subsidiaries Results
The Indenture requires summary information for Absaloka Coal, LLC, WRMI, Westmoreland Canada LLC, the Canadian Subsidiaries and our Netherlands subsidiary (collectively, the “Non-Guarantor Restricted Subsidiaries”) which is provided as follows:

	September 30, 2016	Percent of Consolidated Total
Total assets	754,612	43.9%
Total debt	36,988	3.3%
Total liabilities	223,815	9.7%

	Nine Months Ended September 30, 2016	Percent of Consolidated Total
Revenue	298,978	27.6%
Adjusted EBITDA	56,015	31.3%
Our non-guarantor Canadian Subsidiaries had availability of up to $20.0 million under the Canadian tranche of the WCC Revolving Credit Facility as of September 30, 2016.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash provided by (used in):
Operating activities	$84,241	$20,882
Investing activities	(147,364)	(47,451)
Financing activities	68,330	44,248
For the first nine months of 2016, our operating activities generated $84.2 million in cash flows as a result of our continued execution on our mine mouth strategy. Investing activities used $147.4 million in cash, including $125.3 million used to acquire the San Juan mine. Financing activities provided $68.3 million in cash, most notably $122.3 million in borrowings to finance the San Juan Acquisition. This was offset by $43.9 million in repayments of long-term debt including a $15.0 million payment on San Juan debt and the remainder primarily being comprised of capital lease repayments.
Asset Retirement Obligations, Contractual Third-party Reclamation Receivables, Reclamation Deposits and Reclamation Bond Collateral
The asset retirement obligations and related contractual third-party reclamation receivables, reclamation deposits and reclamation bond collateral for each of the Company’s operating segments at September 30, 2016 are summarized below:

	Asset Retirement Obligations	Contractual Third-Party Reclamation Receivables	Reclamation Deposits	Restricted Investments and Bond Collateral
	(In thousands)
Coal - U.S.	$323,362	$162,870	$74,043	$16,309
Coal - Canada	120,057	5,364	—	52,237
Coal - WMLP	57,443	—	—	37,765
Power	1,095	—	—	—
Other restricted investments:
Power derivative collateral (ROVA)	—	—	—	22,200
Other	—	—	—	15,943
Total	$501,957	$168,234	$74,043	$144,454

Other restricted investments include various investments not associated with reclamation obligations. Reclamation spend, net of customer receipts for reclamation, was $23.9 million for the nine months ended September 30, 2016.
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
Commodity Price Risk
We are exposed to commodity price risk on sales of power at our ROVA facility. We have entered into derivative contracts to purchase power in the future at fixed prices. Such derivative contracts are structured to manage our exposure to changing power prices and not for trading. For the nine months ended September 30, 2016 and 2015, we incurred a loss of $2.2 million and $6.7 million, respectively, from these derivative contracts. Since any resales which we may make in the open market under these derivative contracts would be made at prevailing market prices, we may be subject to further losses under these hedging arrangements in the event that the market price for power falls below the level of our hedged position. Based on current market pricing trends, we may experience further losses under these hedging arrangements before the market price for power regains a level which is commensurate with our hedged position. If these trends continue, these losses could continue to adversely impact our results of operations and cash flows, and anticipated future cash losses are likely to be material.

ITEM 4	— CONTROLS AND PROCEDURES.
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2016. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
On January 31, 2016, we closed on the San Juan Acquisition. As a result of this acquisition, we are in the process of reviewing the internal controls of the San Juan mine operations and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired operations. Except for the San Juan Acquisition, there have been no changes in internal control over financial reporting that occurred during the nine months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have disclosed under the heading “Risk Factors” in our 2015 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. Please see below for additions to our risk factor disclosure. You should carefully consider the risk factors set forth in the 2015 Form 10-K, the additional risk factors set forth below and the other information set forth elsewhere in this Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.
Risks Related to the Exchange of our Common Units in WMLP for Series B Units of WMLP

The exchange of our Common Units in WMLP for Series B Units of WMLP will negatively affect our cash flow.
Since acquiring the GP and a significant limited partner interest in WMLP, we have received quarterly cash distributions from WMLP. Unlike the Common Units and the Series A Units, the Series B Units are not entitled to receive such distributions. As a result, our exchanging 4,512,500 Common Units for the same amount of Series B Units will cause us to forfeit cash distributions associated with the Common Units, resulting in a decrease of approximately $601,516 in quarterly cash flow based on WMLP’s current quarterly distribution amount of $0.1333 per Common Unit. This negative impact to our cash flow could have a negative impact on our business and results of operations as a whole.

The conversion of Series B Units of WMLP back to Common Units in WMLP is anticipated to result in additional tax losses being allocated to us that may occur over multiple years.
The Series B Units are convertible on a one-for-one basis into Common Units on the day after the record date for a cash distribution on the Common Units in which WMLP is unable to make such a distribution without exceeding its restricted payment basket under the WMLP Term Loan Facility and the WMLP Revolving Credit Facility. The Series B Units will also convert automatically upon a change of control or a dissolution or liquidation of WMLP. Upon the conversion of Series B Units to Common Units, allocations of income, gain, loss or deduction will be made to cause the Common Units received to be fungible with the Common Units held by others. It is anticipated that this will result in an allocation of losses or deductions to WMLP. While the conversion of a Series B Unit occurs at a particular time, the allocations may occur over multiple years. If the allocations do not occur in the same year as the conversion, we will have fewer losses or deductions in that year than otherwise might be the case.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company’s purchases of its common stock during the three months ended September 30, 2016 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
August 1, 2016	467	$9.36
____________________

(1)
Shares purchased as indicated in this table represent the withholding of a portion of restricted shares to cover taxes on vested restricted shares and were not made pursuant to a publicly announced share repurchase plan or program.

In July 2016, the Company learned that transactions in Westmoreland Common Stock in the San Juan Salaried Employee 401(k) Plan (the “Transitional 401(k) Plan”), a one year transitional plan governing a small group of San Juan Coal Company participants until it is merged into the Company’s existing 401(k) Plan, were executed without such transitional plan being explicitly referenced on the Company’s previously filed registration statement on Form S-8 covering 401(k) plan interests and so may be considered unregistered sales of Westmoreland Common Stock. The transactions in Westmoreland Common Stock in the Transitional 401(k) Plan may have included: (i) initial investment of salary reduction contributions from employees, (ii) fixed matching source funds from Westmoreland and (iii) intra-plan transfers of funds by participants out of other investments into Westmoreland Common Stock (collectively, the “Transactions”).  The Transactions took place between February 24, 2016 and August 2, 2016, with a total of 29,479 shares at an average price paid per share of $6.91.

ITEM 4	— MINE SAFETY DISCLOSURES.
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations or other regulatory matters, as required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this report on Form 10-Q.

ITEM 6	— EXHIBITS.

See Exhibit Index at the end of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	November 1, 2016	/s/ Jason W. Veenstra
Jason W. Veenstra
Chief Financial Officer (Principal Financial Officer and A Duly Authorized Officer)

Date:	November 1, 2016	/s/ Nathan M. Troup
Nathan M. Troup
Chief Accounting Officer and Corporate Controller (Principal Accounting Officer and A Duly Authorized Officer)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Condensed Financial Statements)

	September 30, 2016	December 31, 2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,331	$14,245
Receivables:
Intercompany receivable	37,391	27,732
Other	1,756	3,053
	39,147	30,785
Other current assets	1,268	1,048
Total current assets	41,746	46,078
Property, plant and equipment:
Plant and equipment	4,254	4,096
Less accumulated depreciation, depletion and amortization	3,347	3,101
Net property, plant and equipment	907	995
Restricted investments	15,944	15,753
Investment in subsidiaries	113,656	143,952
Intercompany receivable/payable	248,630	200,140
Other assets	980	1,479
Total Assets	$421,863	$408,397

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Condensed Financial Statements)

	September 30, 2016	December 31, 2015
	(In thousands)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$3,288	$3,288
Revolving lines of credit	—	—
Accounts payable and accrued expenses:
Trade and other accrued liabilities	12,285	10,598
Interest payable	7,702	15,398
Workers’ compensation	575	590
Postretirement medical benefits	11,985	11,985
SERP	368	368
Intercompany payable	—	2,150
Other current liabilities	807	131
Total current liabilities	37,010	44,508
Long-term debt, less current installments	650,579	649,766
Workers’ compensation, less current portion	4,908	5,068
Excess of black lung benefit obligation over trust assets	17,865	17,220
Postretirement medical benefits, less current portion	239,410	239,122
Pension and SERP obligations, less current portion	39,745	40,516
Other liabilities	466	466
Intercompany payable	13,088	13,615
Total liabilities	1,003,071	1,010,281
Shareholders’ deficit:
Common stock	186	182
Other paid-in capital	246,450	240,721
Accumulated other comprehensive loss	(150,726)	(171,300)
Accumulated deficit	(675,523)	(672,219)
Total shareholders’ deficit	(579,613)	(602,616)
Noncontrolling interests in consolidated subsidiaries	(1,595)	732
Total deficit	(581,208)	(601,884)
Total Liabilities and Deficit	$421,863	$408,397

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Information — See Notes to Condensed Financial Statements)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues	$—	$—	$—	$—
Cost, expenses and other:
Cost of sales	(498)	(467)	(1,473)	(1,474)
Depreciation, depletion and amortization	70	47	246	132
Selling and administrative	4,533	6,131	15,043	14,869
Heritage health benefit expenses	3,075	2,617	8,919	7,449
	7,180	8,328	22,735	20,976
Operating loss	(7,180)	(8,328)	(22,735)	(20,976)
Other income (expense):
Interest expense	(15,190)	(15,945)	(45,457)	(49,643)
Loss on extinguishment of debt	—	(5,385)	—	(5,385)
Interest income	4,258	4,216	12,960	13,080
Gain (loss) on foreign exchange	(1)	(24)	11	(26)
Other income (expense)	5	—	29	(5)
	(10,928)	(17,138)	(32,457)	(41,979)
Loss before income taxes and income (loss) of consolidated subsidiaries	(18,108)	(25,466)	(55,192)	(62,955)
Equity in income (loss) of consolidated subsidiaries	7,537	(20,436)	250	(34,650)
Loss before income taxes	(10,571)	(45,902)	(54,942)	(97,605)
Income tax expense (benefit)	(1,811)	2,118	(50,093)	2,144
Net loss	(8,760)	(48,020)	(4,849)	(99,749)
Less net loss attributable to noncontrolling interest	(239)	(1,458)	(1,545)	(4,850)
Net loss attributable to the Parent company	$(8,521)	$(46,562)	$(3,304)	$(94,899)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Parent Company Information — See Notes to Condensed Financial Statements)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(8,760)	$(48,020)	(4,849)	$(99,749)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains or losses, pension	1,294	996	3,884	3,263
Adjustments to accumulated actuarial losses and transition obligations, pension	813	(253)	786	(538)
Amortization of accumulated actuarial gains or losses, transition obligations, and prior service costs, postretirement medical benefit	368	327	891	981
Adjustments of accumulated actuarial losses and transition obligations, postretirement medical benefit	—	—	984	—
Tax effect of other comprehensive income gains and losses	(1,039)	(558)	(2,410)	(908)
Change in foreign currency translation adjustment	(2,438)	(20,802)	16,184	(43,018)
Unrealized and realized gains and losses on available-for-sale securities	535	165	255	(1,295)
Other comprehensive income (loss), net of income taxes	(467)	(20,125)	20,574	(41,515)
Comprehensive income (loss)	(9,227)	(68,145)	15,725	(141,264)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(240)	(1,458)	(1,532)	(4,850)
Comprehensive income (loss) attributable to parent company	$(8,987)	$(66,687)	$17,257	$(136,414)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information — See Notes to Condensed Financial Statements)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,849)	$(99,749)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	246	132
Share-based compensation	3,340	2,566
Amortization of deferred financing costs	3,588	3,713
Loss (gain) on foreign exchange	(11)	30
Equity in income (loss) of subsidiaries	(250)	34,650
Deferred income tax expense (benefit)	(48,490)	3,492
Distributions received from subsidiaries	9,025	1,828
Other	(2,442)	3,537
Changes in operating assets and liabilities:
Receivables	1,297	800
Accounts payable and accrued expenses	(6,005)	(1,383)
Other assets and liabilities	1,751	(7,516)
Net cash used in operating activities	(42,800)	(57,900)
Cash flows from investing activities:
Additions to property, plant and equipment	(162)	(84)
Change in restricted investments	(4,144)	(178)
Proceeds from Kemmerer Drop	—	115,000
Cash payments in escrow for future acquisitions	—	17,000
Proceeds from the sale of investments	3,859	—
Net cash provided by (used in) investing activities	(447)	131,738
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	—	75,000
Repayments of long-term debt	(2,466)	(97,007)
Borrowings on revolving lines of credit	248,900	121,434
Repayments on revolving lines of credit	(248,900)	(131,010)
Debt issuance costs and other refinancing costs	(93)	(6,109)
Transactions with Parent/affiliates	32,892	(33,995)
Other	—	(322)
Net cash provided by (used in) financing activities	30,333	(72,009)
Net increase (decrease) in cash and cash equivalents	(12,914)	1,829
Cash and cash equivalents, beginning of period	14,245	697
Cash and cash equivalents, end of period	$1,331	$2,526

WESTMORELAND COAL COMPANY
SCHEDULE I — NOTES TO CONDENSED FINANCIAL STATEMENTS
(Parent Company Information)

1.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Parent Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	September 30, 2016	December 31, 2015
	(In thousands)
8.75% Notes due 2022	$350,000	$350,000
WCC Term Loan Facility due 2020	324,705	327,172
Revolving Credit Facility	—	—
Other	4,500	4,500
Total debt	679,205	681,672
Less debt discount and debt issuance costs	(25,338)	(28,618)
Less current installments	(3,288)	(3,288)
Total debt outstanding, less current installments	$650,579	$649,766
The following table presents aggregate contractual debt maturities of all long-term debt for the Parent Company:

September 30, 2016
(In thousands)
2016	$822
2017	3,288
2018	7,788
2019	3,288
2020	314,019
Thereafter	350,000
Total	$679,205
The Company amended the terms of its revolving line of credit (“WCC Revolving Credit Facility”) on September 30, 2016 and October 12, 2016, respectively. The September 30 amendment clarified the terms “Canadian Fixed Charges” and “US Fixed Charges” to allocate scheduled cash interest payments and to remove the allocation schedule of cash interest payments under the term “Interest Expense.” The October 12 amendment (1) replaced the previous lender, Bank of the West, with a new lender, East West Bank, (2) amended Interest Expense to remove certain dividend payments, (3) revised the term “Required Lenders” to constitute all lenders when only two unaffiliated lenders are party to the revolving credit facility, (4) removed the requirement of the delivery of a social responsibility questionnaire in connection with a Permitted Acquisition, (5) allowed for any Lender to provide the Swing Line Lender one day’s prior written notice prohibiting a US Swing Line Loan or Canadian Swing Line Loan, (6) removed Administrative Agent discretion on application of proceeds from the sale of Collateral, (7) adjusted Annual Projections reporting requirements to no longer require delivery of a balance sheet and (8) adjusted the waterfall treatment with respect to Proceeds of Collateral.
Under the Company’s WCC Revolving Credit Facility the Company has a total aggregate borrowing capacity of $60.0 million between June 15th and August 31st of each year, with an aggregate borrowing capacity of $50.0 million outside of these periods. The availability of the WCC Revolving Credit Facility consists of a $30.0 million sub-facility ($35.0 million with the seasonal increase) available to our U.S. borrowers and a $20.0 million sub-facility ($25.0 million with the seasonal increase) available to our Canadian borrowers. The facility may support an equal amount of letters of credit, with outstanding letter of credit balances reducing availability under the facility. At September 30, 2016, availability on the WCC Revolving Credit Facility was $36.3 million with an outstanding balance of $13.7 million supporting letters of credit and nothing drawn on the WCC Revolving Credit Facility.  The WCC Revolving Credit Facility has a maturity date of December 31, 2018. We were in compliance with all covenant requirements of the WCC Revolving Credit Facility as of September 30, 2016.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated September 30, 2016	8-K	001-11155	10.1	10/6/2016
10.2	Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated October 12, 2016	8-K	001-11155	10.1	10/13/2016
10.3	Exchange Agreement, dated as of October 28, 2016, by and between Westmoreland Coal Company and Westmoreland Resource Partners, LP					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is “unaudited” or “unreviewed.”