Form 10-K
period 2016-12-31
WESTMORELAND COAL Co
filed 2017-03-29
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No. 001-11155
  ______________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	23-1128670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9540 South Maroon Circle, Suite 300, Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (855) 922-6463
Securities registered pursuant to Section 12(b) of the Act:
 ______________________________________________________________

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates as of June 30, 2016 was $154,439,980.
There were 18,572,233 shares outstanding of the registrant’s common stock, $0.01 par value per share (the registrant’s only class of common stock), as of March 24, 2017.
  ______________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement on Schedule 14A to be filed within 120 days after December 31, 2016, in connection with the Company’s 2017 Annual Meeting of Stockholders scheduled to be held on May 16, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K (“Annual Report” or “Form 10-K”).

Explanatory Note

In this Annual Report for the year ended December 31, 2016, we are restating: (i) our consolidated balance sheet as of December 31, 2015 and our consolidated statements of operations and comprehensive income, and statements of cash flows for the years ended December 31, 2015 and December 31, 2014; and (ii) our unaudited quarterly financial information for 2016 and 2015. Restatement adjustments attributable to the years ended December 31, 2003 through 2013 are reflected as a net adjustment to retained earnings as of January 1, 2014.
Background and Effects of the Restatement
In connection with the preparation of the Company’s Annual Report and during the year-end audit, management reevaluated the Company’s January 1, 2003 adoption of FASB Statement No. 143, Asset Retirement Obligations (currently Accounting Standards Codification 410-20, Asset Retirement Obligations) in relation to the accounting for contractual reimbursements the Company will receive from certain customers upon the completion of final reclamation. The Company’s management has concluded that in these circumstances the Company’s reclamation receivables should have been recorded as mineral rights and depleted on a units-of-production basis, cash received on performance of final reclamation should have been recorded as revenue, and cost of sales should have been recognized to reflect accretion of the asset retirement obligation liability. We also corrected certain classification errors whereby costs incurred at the acquired Canadian mines were recorded as selling and administrative costs that under conformity with the parent company policy should have been reflected in cost of sales from the April 2014 acquisition date through December 31, 2016. Certain other immaterial prior period errors were also corrected as part of this restatement, which is further described in Note 2 - Restatement Of Previously Issued Consolidated Financial Statements to the consolidated financial statements. A summary quantification of the primary financial statement line items impacted by the restatement is as follows:

Financial Statement Impact	For the year ended December 31, 2015	For the year ended December 31, 2014
	($ In millions)
Increase in revenue	8.5	15.0
Increase in cost of sales	30.4	30.3
Increase in depreciation, depletion, and amortization expense	8.8	8.6
Decrease in selling and administrative	(17.4)	(18.2)
Increase in operating loss	(13.4)	(5.7)
This restatement does not impact cash flows, liquidity, or debt covenant compliance, and increases Adjusted EBITDA due to the increase in revenue for the financial statements impacted by the restatement described above. Note that Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, U.S. Generally Accepted Accounting Principles (“GAAP”) and is not intended to be a substitute for those reported in accordance with GAAP. A further explanation of Adjusted EBITDA, its use by management, and a reconciliation to the most directly comparable GAAP measure is included in Item 6 - Selected Financial Data. This change has no impact to the Company’s ability to receive the related contractual reclamation reimbursements.

Our management concluded that our internal controls over financial reporting are not effective due to a material weakness in the operating effectiveness of our controls over the application of the asset retirement obligation accounting literature in instances where the Company is reimbursed by its customers for final reclamation costs. We have also concluded that our disclosure controls were not effective solely because of this material weakness. Our discussion of disclosure controls and procedures included in Item 9A - Controls and Procedures and our report on internal control over financial reporting contained in this Annual Report discloses the impact of this material weakness on our chief executive officer’s and chief financial officer’s assessment of internal controls over financial reporting.
We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

Additional information on the restatement can be found in this report in:
•Part I - Cautionary Note Regarding Forward-Looking Statements
•Part I, Item 1A - Risk Factors
•Part II, Item 6 - Selected Financial Data

•Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8 - Financial Statements and Supplementary Data

◦	Note 2 - Restatement Of Previously Issued Consolidated Financial Statements to the consolidated financial statements

◦	Note 22 - Quarterly Financial Data (Unaudited) to the consolidated financial statements
•Part II, Item 9A - Controls and Procedures

WESTMORELAND COAL COMPANY
FORM 10-K
ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements

This Annual Report and materials we have filed or will file with the Securities and Exchange Commission (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations and assumptions at the time they are made and are not guarantees of future performance. Because forward looking statements relate to the future, they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of this Annual Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the “Risk Factors” section and throughout the Annual Report. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement. Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include but are not limited to the following:

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

•	The effect of the Environmental Protection Agency’s and Canadian and provincial governments’ inquiries and regulations on the operations of the power plants to which we provide coal;

•	Alberta’s Climate Leadership Plan to phase out coal-fired electricity generation by 2030;

•	Our ability to manage the San Juan Entities (as defined in this Annual Report);

•	Our substantial level of indebtedness and our ability to adhere to financial covenants related to our borrowing arrangements;

•	Changes in our post-retirement medical benefit and pension obligations and the impact of the recently enacted healthcare legislation on our employee health benefit costs;

•	Inaccuracies in our estimates of our coal reserves;

•
Our potential inability to expand or continue current coal operations due to limitations in obtaining bonding capacity for new mining permits, and/or increases in our mining costs as a result of increased bonding expenses;

•	The effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

•	The inability to control costs, recognize favorable tax credits and/or receive adequate train traffic at our open market mine operations;

•	The ability or inability of our hedging arrangement with respect to our Roanoke Valley Power Facility (“ROVA”) to generate cash flow due to the fully hedged position through March 2019;

•	Competition within our industry and with producers of competing energy sources;

•	Our relationships with, and other conditions affecting, our customers, including how power prices affect our customers’ decision to run their plants;

•	Seasonal variations and inclement weather may cause fluctuations in our operating results, profitability, cash flow and working capital needs related to our operating segments;

•	The availability and costs of key supplies or commodities, such as diesel fuel, steel and explosives;

•	Potential title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or an inability to mine the properties;

•
Other factors that are described under the heading “Risk Factors” found in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q.

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
Overview
We produce and sell thermal coal primarily to investment grade utility customers under long-term, cost-protected contracts. Our focus is primarily on mine locations which allow us to employ dragline surface mining methods and take advantage of close customer proximity through mine-mouth power plants and strategically located rail transportation. At December 31, 2016, our U.S. coal operations were located in Montana, Wyoming, North Dakota, Texas, New Mexico and Ohio, and our Canadian coal operations were located in Alberta and Saskatchewan. We sold 54.7 million tons of coal in 2016.
Westmoreland Coal Company began mining in Westmoreland County, Pennsylvania in 1854 as a Pennsylvania corporation. In 1910, we incorporated in Delaware and continued our focus on coal operations in Pennsylvania and the Appalachian Basin. We moved our headquarters from Philadelphia, Pennsylvania to Colorado Springs, Colorado in 1995 and relocated the headquarters to Englewood, Colorado in November 2011.
Today, Westmoreland Coal Company is an energy company employing approximately 3,200 employees. We conduct our operations through our subsidiaries and our principal sources of cash are distributions from our operating subsidiaries. See Exhibit 21.1 - Subsidiaries of the Registrant for a list of our subsidiaries. At December 31, 2016, our operations included 13 wholly-owned coal mines in the U.S. and Canada, a charcoal production facility, a 50% stake in an activated carbon plant, and two coal-fired power generation units. We also own the general partner of, and, at December 31, 2016, 93.9% of the total equity interest in, Westmoreland Resource Partners, LP (“WMLP”), which is a publicly traded limited partnership that owns and operates four mining complexes in Ohio and one mine in Wyoming. The following map shows our operations as of the date of this filing:

Legend
Coal – U.S.
Coal – Canada
Coal – WMLP
Power
Coal Valley
Genesee
Paintearth
Sheerness
Poplar River
Estevan(1)
Savage
Colstrip
Absaloka
Beulah
Kemmerer
Headquarters
San Juan(3)
Jewett
Roanoke Valley
Power Facility (ROVA)
OHIO
Tusky(2)
Cadiz
Tuscarawas
Belmont
Plainfield(2)
Bellaire
Terminal(4)
New Lexington
Noble(2)
Buckingham
KENTUCKY
Muhlenburg(2)

1. Includes activated carbon plant and char facility
2. Inactive operations during 2016
3. San Juan was acquired January 31, 2016
4. Bellaire is a barge loading dock on the Ohio River

San Juan Acquisition
On January 31, 2016, Westmoreland San Juan, LLC (“WSJ”), a special purpose subsidiary of Westmoreland, acquired San Juan Coal Company (“SJCC”), which operates the San Juan mine in Farmington, New Mexico, and San Juan Transportation Company (together with SJCC, the “San Juan Entities” and such transaction, the “San Juan Acquisition”) for a total cash purchase price of $121.0 million after customary post-closing adjustments. The San Juan mine is the exclusive supplier of coal to the adjacent San Juan Generating Station (“SJGS”) under a coal supply agreement with tonnage and pricing adjusting quarterly through 2022. WSJ financed the San Juan Acquisition with a $125 million loan from NM Capital Utility Corporation, an affiliate of Public Service Company of New Mexico (one of the owners of SJGS), and with available cash on hand.
Segment Information
We classify our business into six segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage, and Corporate. Our principal operating segments are our Coal - U.S., Coal - Canada, Coal - WMLP and Power segments. Our two non-operating segments are Heritage and Corporate. Our Heritage segment primarily includes the costs of benefits we provide to former mining operation employees, and our Corporate segment consists primarily of corporate administrative expenses and business development expenses. In addition, the Corporate segment contains our captive insurance company, Westmoreland Risk Management Inc., through which we have elected to retain some of our operating risks.
Due to the Kemmerer Drop (see Note 3 - Acquisitions to the consolidated financial statements for details), segment results for all periods presented in the financial statements contained in this Annual Report reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - U.S. segment.
For each of our segments, Note 21 - Business Segment Information to the consolidated financial statements gives information regarding revenue, operating income and total assets.
Coal Segments
General
Each of our segments focuses on niche coal markets where we take advantage of customer proximity and strategically located rail transportation. We sell substantially all of the coal that we produce to power generation facilities. The close proximity of our mines and coal reserves to our customers reduces transportation costs and, we believe, provides us with a significant competitive advantage with respect to retention of those customers. Eleven of our thirteen mines are in very close proximity to the customer’s property, with economical delivery methods that include, in several cases, conveyor belt delivery systems linked to the customer’s facilities. We typically enter into long-term, cost-protected supply contracts with our customers that range from several years up to 40 years. Our current coal sales contracts have a weighted average remaining term of approximately six years. See our segment financial statements at Note 21 - Business Segment Information to the consolidated financial statements.
Properties
Our proven and probable coal reserves are those we believe can be economically and legally extracted or produced at the time of the filing of this Annual Report. In determining whether our proven and probable coal reserves meet this economic and legal standard, we take into account, among other things, our potential ability or inability to obtain mining permits, the possible necessity of revising mining plans, changes in future cash flows caused by changes in estimated future costs, changes in mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices. The following table provides coal reserve quantities by segment from mines we own or control:

	Coal - U.S.	Coal - Canada	Coal - WMLP(2)	Total
	(In thousands of tons)
Coal reserves(1):
Proven	355,333	372,679	118,785	846,797
Probable	5,905	19,058	16,442	41,405
Total proven and probable reserves(3)	361,238	391,737	135,227	888,202
Permitted reserves	192,577	340,045	58,614	591,236
Current year production	22,406	22,862	7,088	52,356
____________________

(1)
The SEC Industry Guide 7 defines reserves as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. Proven and probable coal reserves are defined by SEC Industry Guide 7 as follows:

Proven (Measured) Reserves — Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geographic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

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

(2)	Represents total reserves for WMLP, of which we are the general partner and owner of 93.9% of the total outstanding equity interests (at December 31, 2016).

(3)
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

Substantially all of our properties and assets in the Coal - U.S. and Coal - Canada segments are encumbered by liens securing our and our subsidiaries’ outstanding indebtedness. See Note 10 - Debt And Lines Of Credit to the consolidated financial statements for explanation of defined debt terms below and additional encumbrance details. The holders of the 8.75% Notes and the lenders under the Term Loan hold first priority liens, on a pari passu basis, on substantially all of our and our wholly owned subsidiaries’ tangible and intangible assets (excluding certain equity interests, mineral rights, sales contracts, certain assets subject to existing liens and the San Juan Entities’ assets). The San Juan Entities’ assets are encumbered only by the San Juan Loan. Borrowings under the Revolver are secured by first priority liens on our and our wholly owned subsidiaries accounts receivable, inventory and certain other specified assets, other than the San Juan Entities’ assets. WMLP assets are encumbered by the WMLP Term Loan and WMLP Revolver. The WMLP assets secure the indebtedness of WMLP and its subsidiaries and are not part of the collateral with respect to the 8.75% Notes, the Term Loan, the San Juan Loan or the Revolver.

The following tables provide information about mines in our Coal - U.S., Coal - Canada, and Coal - WMLP segments as of December 31, 2016 (all tons data presented in thousands):

Coal - U.S. Mines	Colstrip	Absaloka	Savage	San Juan	Jewett(1)	Beulah	Buckingham
Previously owned by	Entech, Inc., a subsidiary of Montana Power, purchased 2001	Washington Group International, Inc. as contract operator, ended contract in 2007	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., purchased 2001	San Juan Coal Company, LLC, a subsidiary of BHP Billiton, purchased 2016	Entech, Inc., a subsidiary of Montana Power, purchased 2001	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., purchased 2001	Clay & Bryan Graham, purchased 2015
Currently owned by	Western Energy Company	Westmoreland Resources Inc.	Westmoreland Savage Corporation	San Juan Coal Company	Texas Westmoreland Coal Co.	Dakota Westmoreland Corporation	Buckingham Coal Company, LLC
County, State	Rosebud & Treasure, Montana	Big Horn, Montana	Richland, Montana	San Juan, New Mexico	Leon & Freestone & Limestone, Texas	McLean & Oliver, North Dakota	Lake, Ohio
Proven reserves	250,141	31,926	3,959	48,506	—	5,502	15,299
Probable reserves	—	—	—	4,343	—	—	1,562
Total reserves	250,141	31,926	3,959	52,849	—	5,502	16,861
Permitted reserves	85,453	31,926	3,959	52,849	—	1,529	16,861
2016 tons produced	8,798	4,135	309	3,904	3,665	884	711
Production capacity	13,300	7,500	400	4,500	7,000	500	750
2016 tons sold	8,812	4,157	309	5,417	3,690	948	729
2015 tons sold	9,626	5,844	271	N/A	3,357	2,136	1,246
2014 tons sold	9,018	6,557	332	N/A	5,255	2,731	N/A
Estimated mine life with current plan	2024	2021	2028	2022	N/A	2019	2040
Lessor(2)	Fed Gov, State of MT, Great Northern Properties	Crow Tribe, Private parties	Fed Gov, Private parties	Fed Gov, State of NM	Private parties	Private parties, State of ND, Fed Gov	BCC ownership, AEP, Private parties, State of OH
Lease term	Varies	Through exhaustion	Varies	Varies	Varies	Varies	Varies
Coal seam	Rosebud	Rosebud-McKay	Pust	Fruitland No. 8	Wilcox Group	Schoolhouse, Beulah-Zap	Middle Kittanning
Coal type	Sub-bituminous	Sub-bituminous	Lignite	Sub-bituminous	Lignite	Lignite	Bituminous
Approx. heat content in 2016 (BTU/lb.)	8,417	8,516	6,397	10,176	6,821	6,977	11,959
Approx. sulfur content in 2016 (%)	0.68	0.62	0.46	0.77	1.07	0.61	2.23
Major customers(2)	Colstrip 1&2, Colstrip 3&4	Xcel Energy, Western Fuels Assoc.	Montana Dakota Utilities, Sidney Sugars	Public Service of New Mexico	NRG Texas Power LLC	Montana Dakota Utilities	AEP, Glatfelter
Delivery method	Truck, rail, conveyor belt	Truck, rail	Truck	Truck, conveyor belt	Conveyor belt	Rail	Truck, rail
Machinery	4 draglines, load-out facility	1 dragline, load-out facility	1 dragline	Longwall	4 draglines (customer owned), shovel	1 dragline, load-out facility	Prep plant, rail & truck load-out facility, 6 continuous miners
Gross Property, Plant & Equipment (in millions)	$270.7	$160.0	$11.4	$220.6	$162.7	$82.5	$42.3
Year complex opened	1968	1974	1958	1973	1985	1963	2007
Tons mined since inception	483,668	201,646	17,304	229,435	209,004	112,983	11,021
____________________
(1) The Jewett mine’s customer terminated the coal supply agreement on December 31, 2016.
(2) American Electric Power Company, Inc. (“AEP”).

Coal - Canada Mines	Paintearth	Genesee	Sheerness	Coal Valley	Poplar River	Estevan
Previously owned by	Sherritt International Corporation, purchased 2014
Currently owned by	Prairie Mines & Royalty ULC
City, Province	Forestburg, Alberta	Warburg, Alberta	Hanna, Alberta	Edson, Alberta	Coronach, Saskatchewan	Estevan, Saskatchewan
Proven reserves	18,943	151,560	25,092	6,788	48,722	121,574
Probable reserves	—	2,205	3,263	5,899	—	7,691
Total reserves	18,943	153,765	28,355	12,687	48,722	129,265
Permitted reserves	18,943	153,765	28,355	6,788	48,722	83,472
2016 tons produced	1,426	5,627	3,455	2,392	3,926	6,036
Production capacity	3,280	5,627	3,638	2,500	4,100	6,400
2016 tons sold	1,450	5,627	3,525	2,431	3,898	5,849
2015 tons sold	1,972	5,745	3,078	2,160	3,595	6,370
2014 tons sold	1,950	3,621	2,490	2,022	2,617	3,705
Estimated mine life with current plan	2029	2030	2025	2019	2029	2030
Lessor(3)	Crown, Freehold	Crown, Freehold	Crown	Crown	Crown, Freehold	SaskPower, Crown, Freehold, Mancal, Private Owners
Lease term	Varies	Varies	Varies	Varies	Varies	Varies
Coal seam	Battle River, Paintearth	Ardley Coal Zone	Sunnynook, Sheerness	Val D'Or, Arbour, Mynheer	Willow Bunch	Souris, Roche Percee, Estevan
Coal type	Sub-bituminous	Sub-bituminous	Sub-bituminous	Bituminous	Lignite	Lignite
Approx. heat content in 2016 (BTU/lb.)	7,341	8,278	7,013	10,800	5,758	6,818
Approx. sulfur content in 2016 (%)	0.45	0.23	0.50	0.30	<0.99	0.59
Major customers(3)	ATCO Power	Capital Power	ATCO Power, TransAlta	International & domestic	SaskPower	SaskPower
Delivery method	Trucks	Trucks	Trucks	Rail	Rail	Trucks
Machinery	2 draglines	2 draglines, shovels	2 draglines	4 draglines, 2 shovels	2 draglines	6 draglines
Gross Property, Plant & Equipment (in millions)	$24.8	$4.3	$42.9	$32.1	$50.1	$148.0
Year complex opened	1956	1988	1984	1978	1978	1973
Tons mined since inception	155,063	121,142	95,517	179,731	133,853	170,792
____________________
(3) Alberta Power (2000) Ltd. (“ATCO Power”); Saskatchewan Power Corporation (“SaskPower”).

Coal - WMLP Mines	Cadiz	Tuscarawas	Belmont	New Lexington	Noble(4)	Plainfield(4)	Muhlenberg(4)	Tusky(4)	Kemmerer
Previously owned by	The Ohio mines were previously owned by Oxford Resource Partners, LP which was purchased in December 2014.								Chevron Mining Inc., purchased 2012
Currently owned by	The Ohio mines are currently owned by Oxford Mining Company, LLC except Muhlenberg which is owned by Oxford Mining Company - Kentucky, LLC.								Westmore- land Kemmerer, LLC
County, State	Jefferson, Harrison, Ohio	Stark, Tuscarawas, Ohio	Belmont, Ohio	Perry, Athens & Morgan, Ohio	Noble & Guernsey, Ohio	Muskingum, Guernsey & Coshocton, Ohio	Muhlenberg & McLean, Kentucky	Harrison & Tuscarawas, Ohio	Lincoln, Wyoming
Proven reserves	4,743	4,567	7,910	3,804	229	3,622	1,227	18,965	73,718
Probable reserves	1,156	—	312	173	—	—	568	5,366	8,867
Total reserves	5,899	4,567	8,222	3,977	229	3,622	1,795	24,331	82,585
Permitted reserves	5,466	1,946	1,327	1,022	—	282	1,227	16,720	30,624
2016 tons produced	1,819	450	334	381	—	—	—	—	4,104
Production capacity	2,580	600	660	600	N/A	N/A	N/A	N/A	7,000
2016 tons sold	2,558	456	333	390	—	—	—	—	4,106
2015 tons sold	2,125	673	644	551	17	—	—	—	4,471
2014 tons sold	3,152	1,140	403	685	251	—	—	—	4,399
Estimated mine life with current plan	2022	2019	2019	2019	N/A	N/A	N/A	N/A	2026
Lessor(5)	Private parties, Consol	Private parties	Private parties	AEP, Private parties	Private parties	Private parties	Private parties	Private parties	Fed Gov, Private parties
Lease term	Varies	Varies	Varies	Varies	Varies	Varies	Varies	Varies	Varies
Coal seam	Pittsburgh, Redstone & Meigs Creek	Lower & Middle Kittanning, Upper Freeport, Mahoning, Brookville	Pittsburgh, Meigs Creek & Waynesburg	Lower & Middle Kittanning, Pittsburgh	Pittsburgh	Middle Kittanning	Tradewater & Carbondale Formations	Middle Kittanning & Upper Freeport	Adaville Series
Coal type	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Sub-bituminous
Approx. heat content in 2016 (BTU/lb.)	11,420	11,768	11,742	11,550	11,286	11,711	11,424	12,900	10,019
Approx. sulfur content in 2016 (%)	2.60	3.80	4.50	3.80	5.30	4.40	3.50	2.10	0.71
Major customers(5)	AEP & EKPC	AEP	AEP & EKPC	AEP	N/A	N/A	N/A	N/A	PacifiCorp Energy, Inc.
Delivery method	Truck, rail, barge	Truck	Truck, barge	Truck, rail	N/A	N/A	N/A	N/A	Truck, rail, conveyor
Machinery	3 coal crushers with truck scales, rail load-out facility	Coal crusher with truck scale, blending facility, prep plant	Coal crusher, blending facility	Coal crusher with truck scale, rail load-out facility	N/A	N/A	N/A	N/A	Trucks, shovels, dozers
Gross Property, Plant & Equipment (in millions)	The Ohio mines' gross property, plant and equipment as of December 31, 2016 was $203.6 million.								$156.4
Year complex opened	2000	2003	1999	1993	2006	1990	2009	2003	1950
Tons mined since inception	452,647	192,984	16,172	175,059	191,730	107,489	107,489	15,148	192,841
____________________
(4) These mines were inactive during 2016.
(5) American Electric Power Company, Inc. (“AEP”); East Kentucky Power Cooperative (“EKPC”)

Coal - U.S. Segment Properties
Our Coal - U.S. segment is composed of our wholly owned mines located in the United States excluding our mines in Ohio and Wyoming which are held in the Coal - WMLP segment. Mines in our Coal - U.S. segment control coal reserves and deposits through long-term leases. Montana, North Dakota, Texas and New Mexico each use a permitting process approved by the Office of Surface Mining. Mines in our Coal - U.S. segment permit coal reserves on an incremental basis and given the current rates of mining and demand, have sufficient permitted coal to meet production for the periods shown in the table above. We secure all of our final reclamation obligations by reclamation bonds as required by the respective state agencies. We perform contemporaneous reclamation activities at each mine in the normal course of operations and coal production. We deliver coal via conveyor belt to our mine mouth customers and sell coal and lignite on a freight-on-board basis to our other customers. The purchaser of coal normally bears the cost of transportation and risk of loss from load-out to its final destination.
Each of the federal and state government leases continue indefinitely provided there is diligent development of the property and continued operation of the related mines. Federal statute generally sets production royalties on federal leases at 12.5% and 8.0%, for surface and underground mines, respectively, of the gross proceeds of coal mined and sold. Our private leases are generally long-term and have options for renewal. We believe that we have satisfied all lease conditions to retain the properties and keep the leases in place.
Coal - U.S. Segment Customers
In 2016, our Coal - U.S. segment derived approximately 83% of its revenues from coal sales to five customers: Public Service Company of New Mexico (28%); Colstrip Units 3&4 (22%); Colstrip Units 1&2 (12%), American Electric Power Company, Inc. (“AEP”) (11%); and NRG Texas Power LLC (10%). We sell the majority of our U.S. tons under contracts with a weighted average remaining supply obligation term of approximately four years.
Colstrip. The Colstrip mine has two long-term, cost-plus contracts with the adjacent Colstrip Station power generating facility.  In July 2016, we were notified by the owners of Colstrip Units 1 & 2 that our coal supply agreement will end three years early at the end of 2019. We currently sell approximately 2.3 million tons to Colstrip Units 1 & 2 annually. We expect approximately $10.7 million less operating income in 2020, 2021 and 2022, with minimal or no impact to operating income in 2017, 2018 or 2019. We do not expect there to be any impact to our contract related to Colstrip Units 3 & 4, which provides for approximately 6.3 million tons per year and currently expires at the end of 2019. The agreement related to Colstrip Units 3 & 4 also has provisions for specific returns on capital investments.
Absaloka. The Absaloka mine markets coal primarily in the open market and has several two- to eleven-year contracts with various parties. Burlington Northern Santa Fe (“BNSF”) provides rail service to the mine, which also has the ability to load and ship coal via over-the-road trucks. Prices under these agreements are based upon certain actual mine costs and certain inflation indices for such items as diesel fuel. In October 2015, Xcel Energy, the owner of the Sherburne County Generating Station, announced a plan to retire Units 1 & 2 of the plant’s three generating units in 2026 and 2023, respectively.
Savage. The Savage mine supplies the Lewis & Clark Station and Sidney Sugars Incorporated. Both customers are located within close proximity to the mine and coal deliveries are provided via over-the-road truck. The mine entered into new agreements with both customers in 2012 that both expire in 2017. Prices under the Lewis & Clark Station agreement are based on certain actual mine costs, commodity indices, and contain provisions for capital recovery.
San Juan. The San Juan mine was acquired on January 31, 2016 from BHP Billiton and supplies the San Juan Generating Station operated by Public Service Company of New Mexico. The customer is located within close proximity to the mine and coal deliveries are provided via off-road mine trucks and conveyor belt. The mine’s coal supply agreement expires in 2022 and reclamation is scheduled to be completed prior to 2035. As anticipated, at the end of 2017 the San Juan Generating Station will shut down two of their four units representing a 50% decrease in sales volume from the mine. Prices under the agreements are adjusted quarterly and are based on commodity indices for items such as diesel fuel. The reclamation agreement contains provisions for capital recovery.
Jewett. At our Jewett mine, our customer, NRG Texas Power (“NRG”), terminated our coal supply agreement two years early on December 31, 2016. We have now entered the reclamation phase of the mine life where NRG is responsible for the mine’s capital and reclamation expenditures. During 2016 and 2015, we supplied NRG with 3.7 million and 3.4 million tons of coal, respectively, which contributed an operating loss of $61.2 million and operating loss of $6.3 million for the same time periods, respectively. Westmoreland expects to maintain positive cash flow generation at the Jewett mine during the multi-year reclamation process.

Beulah. The Beulah mine supplied the Coyote Electric Generating Plant via conveyor belt under an agreement that was not renewed in May 2016. We supplied approximately 2.5 million tons annually to the adjacent plant. During 2016 our operating loss from the Beulah mine was $0.7 million. During 2015, our operating income was $0.8 million. The mine currently supplies the Heskett Power Station by rail under an agreement that expires in 2021. Prices under this agreement are based upon certain actual mine costs and certain inflation/commodity indices.
Buckingham. The Buckingham mine conducts underground room and pillar mining operations in Ohio and has a preparation plant in Corning, Ohio. The mine is strategically located near WMLP’s New Lexington complex, which has access to the Norfolk Southern rail system and a preparation plant strategically located for efficient rail and river transportation of our coal. The Buckingham mine supplies coal to AEP under a five-year coal supply agreement ending in 2019 that includes an obligation to purchase a minimum of 5.5 million tons of coal. Buckingham’s proximity to WMLP’s New Lexington complex allows us to use substitute tonnage supplied through a contract with WMLP.
Coal - Canada Segment Properties
In 2015 we conducted our Canadian coal operations through Coal Valley Resources Inc. and Prairie Mines & Royalty ULC. On January 1, 2016 these two entities were amalgamated with the resulting entity continuing under the name Prairie Mines & Royalty ULC.
The majority of our Canadian coal production is sold to Canadian utilities for electricity production. All of our mines in Canada are surface mines. Five of our mines are mine-mouth where our mine is adjacent to the customer’s plant. Our Canadian mines are permitted in accordance with the legislation in effect in the Alberta and Saskatchewan Provinces. We secure all of our final reclamation obligations by reclamation bonds as required by the respective provincial agencies. We perform contemporaneous reclamation activities at each mine in the normal course of operations and coal production. Coal reserves and leases in Canada are generally under the jurisdiction of provincial governments. We gain access to the Canadian coal reserves through provincial Crown coal leases, freehold ownership or third party leases or subleases. We believe that we have satisfied all lease conditions in order to retain these properties and keep the leases in place.
Alberta Crown coal leases are granted under the Mines and Minerals Act (Alberta) for terms of 15 years. The leases are renewable for further terms of 15 years each, subject to the Mines and Minerals Act (Alberta) and the regulations in force at the time of renewal, and, in the case of any particular renewal, to any terms and conditions prescribed by order of the Minister of Energy. Crown coal royalties are set by the Coal Royalty Regulation (Alberta). Under this regulation, there are two royalty regimes. The royalty rate for Crown-owned sub-bituminous coal is $0.55 per tonne in Canadian dollars, which is roughly equivalent to $0.41 per ton in U.S. dollars. The royalty rate for Crown-owned bituminous coal, which is based on a revenue less cost regime, is 1% of mine mouth revenue prior to mine payout, plus an additional 13% of net revenue after mine payout. No provincial royalties or mineral taxes are payable on freehold coal.
Saskatchewan Crown coal leases are granted under The Crown Minerals Act and The Coal Disposition Regulations, 1988, for terms of 15 years. The leases are renewable for further terms of 15 years each, subject to The Crown Minerals Act and the regulations in force at the time of renewal. In Saskatchewan, Crown royalties in the amount of 15% of the mine-mouth value of coal are payable quarterly pursuant to The Crown Coal Royalty Schedule to The Coal Disposition Regulations, 1988. The Mineral Taxation Act, 1983, levies two taxes against freehold coal rights and production. One is an annual freehold mineral tax of $960 in Canadian dollars per nominal section. The other is a freehold coal production tax, payable quarterly, of 7% on the mine mouth value of coal.
Coal - Canada Segment Customers
In 2016 our Coal - Canada segment derived approximately 86% of its revenues from coal sales to three customers: SaskPower (42%), the country of Japan (29%) and ATCO Power (15%). We sell the majority of our Canadian tons under contracts with a weighted average remaining supply obligation term of approximately 8 years.
Paintearth. The Paintearth mine operates two active pits and supplies the three power generating units at the Battle River Generating Station which are owned and operated by ATCO Power. Our coal supply contract expires in 2022.
Genesee. The Genesee mine operates two active pits and supplies the three power generating units at the Genesee Generating Station which are owned and operated by Capital Power. Our coal supply contract is currently projected to expire at the end of the current mine life through 2055, but the current Climate Leadership Plan from the Alberta government could limit the contract to 2030.
Sheerness. The Sheerness mine operates two active pits and supplies the two power generating units at the Sheerness Generating Station which are owned by ATCO Power and TransAlta Corporation and operated by ATCO Power. Our coal supply contract expires in 2026.

Coal Valley. The Coal Valley mine produces thermal coal which is exported primarily to the Asia-Pacific market via rail and ocean vessel under reserved port capacity. Our contracts are generally short-term, one year contracts.
Poplar River. The Poplar River mine operates two active pits and supplies the two power generating units at the Poplar River Generating Station which is owned and operated by Saskatchewan Power Corporation. Our coal supply contract expires in 2029. The Poplar River mine owns and operates the railway from the mine to the generating station.
Estevan. The Estevan mine operates four active pits and supplies the Boundary Dam Generating Station (4 Units) (“Boundary Dam”), the Shand Generating Station (1 Unit) (“Shand”), the activated carbon plant, and the char plant. SaskPower has constructed and commissioned a carbon dioxide capture and sequestration facility at Boundary Dam and a carbon capture test facility at Shand. This combined project is funded by the government of Saskatchewan with backing from the Canadian government and should mitigate the impact of Canadian greenhouse gas regulations on Boundary Dam. Our coal supply contract expires in 2024. The Estevan mine combines the Bienfait mine and the adjacent Boundary Dam mine.
Activated Carbon Plant. A 50/50 joint venture with Cabot Corporation, the plant was initially commissioned in June 2010. The plant is located at the Estevan mine and the activated carbon produced is sold to coal-fired power producers for the purpose of mercury removal from flue gas emitted to the atmosphere. Regulations regarding mercury emissions have significantly increased demand for this product.
Char Plant. Our char plant produces approximately 100,000 tons of lignite char per year using coal from the Estevan mine. The char is sold to manufacturers of barbecue briquettes in the U.S.
Coal - WMLP Segment Properties
WMLP is a low-cost producer and marketer of high-value thermal coal to U.S. utilities and industrial users, and is the largest producer of surface mined coal in Ohio. WMLP markets its coal primarily to large electric utilities with coal-fired, base load scrubbed power plants under long-term coal sales contracts. It focuses on acquiring thermal coal reserves that it can efficiently mine with its large-scale equipment. WMLP’s reserves and operations are well positioned to serve its primary markets in the Midwest, Northeast and Rocky Mountain regions of the U.S. as WMLP operates one surface mine in Wyoming and four surface mining complexes in Ohio comprised of ten active mines.
The Ohio operations include a river terminal on the Ohio River, two washing facilities, two rail loadout facilities and a tipple facility. The mines are a combination of area, contour, auger and highwall mining methods using truck/shovel and truck/loader equipment along with large production bulldozers. WMLP owns and operates six augers throughout its mining complexes. WMLP also utilizes highwall miner systems. WMLP owns or leases most of the equipment utilized in its mining operations and employs preventive maintenance and rebuild programs to ensure that its equipment is well maintained. During 2016, WMLP leased or subleased to others approximately 24.3 million tons of the total tons owned or controlled by WMLP. We believe that we have satisfied all lease conditions in order to retain the properties and keep the leases in place.
Coal - WMLP Segment Customers
In 2016, WMLP derived approximately 77% of its revenues from coal sales to three customers: AEP (38%), Pacificorp Energy, Inc. (29%), and East Kentucky Power Cooperative (10%). We sell the majority of our WMLP tons under contracts with a weighted average remaining supply obligation term of approximately two years.
Ohio. The Ohio operations supply AEP with contracts through 2018 and East Kentucky Power Cooperative with contracts through 2020 via rail, truck and barge.
Kemmerer. In August 2015, we contributed the Kemmerer mine from the Coal - U.S. segment to WMLP. The Kemmerer mine supplies the adjacent Naughton Power Station via conveyor belt under an agreement that expires in December 2021. Naughton’s Unit 3 is schedule to be shutdown at the end of 2017. The Kemmerer mine also supplies various industrial customers, including Tronox - Green River and Grainger, and Tata Chemicals North America Inc., through contracts extending to 2026. These industrial customers are supplied via Union Pacific rail and truck. Prices under the supply agreements are cost protected based on certain inflation/commodity indices.
Competition
The North American coal industry is intensely competitive. In addition to competition from other coal producers, we compete with producers of alternative fuels used for electrical power generation, such as nuclear energy, natural gas, hydropower, petroleum, solar and wind. Costs and other factors such as safety, environmental and regulatory considerations relating to alternative fuels affect the overall demand for coal as a fuel.

The majority of the mines in our Coal - U.S. and Coal - Canada segments, as well as our Kemmerer mine in the Coal - WMLP segment, focus on niche coal markets where we take advantage of long-term coal contracts with neighboring power plants. These mines give us a competitive advantage based on three factors:

•	we are among the most economic suppliers to our principal customers as a result of transportation advantages over our competitors;

•	nearly all of the power plants we supply were specifically designed to use our coal; and

•	the plants we supply are among the lowest cost producers of electric power in their respective regions and are among the cleaner producers of power from solid fossil fuels.
The Coal Valley mine produces coal for export customers, and has contracts with railway and port entities for delivery. The coal is railed to and sold at a port facility on the coast of British Columbia, Canada. The export customers are generally Asian power utilities. Our export customers may purchase coal from us or from other producers around the world with similar coal quality, access to ports, and economical shipping to the customer. Some competitors are located closer to the Asian customers’ facilities.
The Coal - WMLP segment’s Ohio operations do not compete with producers of metallurgical coal or lignite. However, we do have limited competition from producers of Powder River Basin coal (sub-bituminous coal) in our target market area for bituminous coal. WMLP competes on the basis of delivered price, coal quality and reliability of supply. Its principal direct competitors are other coal producers, including (listed alphabetically) Alliance Resource Partners, L.P., Alpha Natural Resources, CONSOL, Foresight Energy, Hallador Energy Company, Murray Energy Corporation, Peabody Energy Corp., Rhino Resource Partners, L.P. and various other smaller, independent producers.
Washing Facilities
Depending on coal quality and customer requirements, some raw/crushed coal may be shipped directly from the mine to the customer. However, the quality of some raw coal does not allow direct shipment to the customer without putting the coal through a washing process that physically separates impurities from the coal. This processing upgrades the quality and heating value of the coal by generally removing ash, but it entails additional expense and results in some loss of coal. The Company owns and operates four washing facilities as follows:

•	Strasburg (Strasburg, Ohio): Throughput capacity of 200 tons of raw coal per hour and operated at a 50.0% utilization rate in 2016;

•
Conesville (Coshocton County, Ohio): Throughput capacity of 500 tons of raw coal per hour and operated at an 83.0% utilization rate in 2016 from January to April until it was idled the remainder of the year due to poor market conditions. This facility is adjacent to a customer’s power plant;

•	Buckingham (Corning, OH): Throughput capacity of 575 tons of raw coal per hour and operated at an 92.0% utilization rate in 2016;

•	Coal Valley (Edson, Alberta): Throughput capacity of 1,160 tons of raw coal per hour and operated at a 81.8% utilization rate in 2016.
Seasonality

Our coal business has historically experienced variability in its results due to the effect of the seasons. We are impacted by seasonality due to weather patterns and our customers’ annual maintenance outages which typically occur during the second quarter. In addition, our customers generally respond to seasonal variations in electricity demand based upon the number of heating degree days and cooling degree days. Due to stockpile management by our customers, our coal sales may not experience the same direct seasonal volatility; however, extended mild weather patterns can impact the demand for our coal. We experience the strongest net operating cash flows during the fourth quarter as our sales typically benefit from decreases in customers’ stockpiles due to high electricity demand, which generally occurs during the fourth quarter. Conversely, our net operating cash flows are typically weaker in the second quarter when our customers’ annual maintenance outages are scheduled. Further, our ability to deliver coal is impacted by the seasons. Because the majority of our mines are mine-mouth operations that deliver their coal production to adjacent power plants, our exposure to transportation delays or outages as a result of adverse weather conditions is limited.

Power Segment

We own two coal-fired power-generating units in Weldon, North Carolina with a total capacity of approximately 230 megawatts, which we refer to collectively as ROVA. We built ROVA, which commenced operations in 1994, as a Public Utility Regulatory Policies Act co-generation facility to supply Dominion North Carolina Power (“DNCP”). ROVA is held by our wholly-owned subsidiary Westmoreland Partners. All of the tangible and intangible assets of Westmoreland Partners are encumbered by liens securing our 8.75% Notes and Term Loan. In 2016, the sale of power by ROVA to DNCP accounted for approximately 6% of our consolidated revenues.

Westmoreland Partners was party to a consolidated power purchase and operating agreement (the “Consolidated Agreement”) with Virginia Electric Power Company, which provided for the sale to DNCP and its affiliates of all of ROVA’s net electrical output and dependable capacity. On December 21, 2016, Westmoreland Partners entered into a Substitute Energy Purchase Agreement (“Amending Agreement”) that amended the Consolidated Agreement. Beginning March 1, 2017, the Amending Agreement adjusted the Substitute Energy and Capacity Purchase Price terms, replacing the latter with a fixed payment and other scheduled pricing through the end of the term. Accordingly, the Consolidated Agreement automatically terminated and was superseded by the Amending Agreement. Westmoreland Partners is no longer obligated to operate ROVA in order to fulfill its contracted energy and capacity requirements. Under the Amending Agreement, Westmoreland Partners will continue to mitigate its cash losses from generation through the sale to DNCP of substitute power not produced by ROVA. Based on current market pricing trends, we expect to experience losses from time to time under these hedging arrangements when the market price for power is not commensurate with our hedged position. Further, we are required to post collateral to cover certain projected long-term losses under these hedging arrangements based on the market price for power. The amount of such collateral may be significant and may negatively impact our liquidity.

As we are no longer required to operate ROVA under the Amending Agreement, we applied for and received approval to deactivate the plant from the PJM Interconnect. This deactivation took effect on March 1, 2017.

During the fourth quarter of 2015, we evaluated our ROVA asset group for impairment primarily as a result of an impairment indicator related to the continued decline in forecasted electricity prices. We believe the depressed power prices will persist in the future. The asset group is comprised of property, plant, and equipment and related capital spares used to generate electricity. Our evaluation concluded that the long-lived assets at ROVA were impaired, and the carrying value of those assets was written down to zero as a result of an impairment charge of $133.1 million, with the charge included in the Loss on impairment line item on the Consolidated Statement of Operations for the year ended December 31, 2015.
Heritage Segment
Our Heritage segment includes the cost of heritage benefits we provide to former mining operation employees. The heritage costs consist of payments to our retired workers for medical benefits, workers’ compensation benefits, black lung benefits and combined benefit fund premiums to plans for United Mine Workers of America (“UMWA”) retirees required by statute.
Corporate Segment
Our Corporate segment includes primarily corporate administrative expenses and also includes business development expenses. In addition, the Corporate segment contains our captive insurance company, Westmoreland Risk Management, Inc. (“WRM”), through which we have elected to retain some of our operating risks. WRM provides our primary layer of property and casualty insurance in the U.S. By using this insurance subsidiary, we have reduced the cost of our property and casualty insurance premiums and retained some economic benefits due to our low loss record. We reduce our major exposure by insuring for losses in excess of our retained limits with a number of third-party insurance companies.
Material Effects of Regulation
Safety
Following passage of The Mine Improvement and New Emergency Response Act of 2006, amending the Federal Mine Safety and Health Act of 1977, MSHA significantly increased the oversight, inspection and enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There has also been a dramatic increase in the dollar penalties assessed by MSHA for citations issued over the past several years. Most of the states in which we operate have inspection programs for mine safety and health. Collectively, federal, state and provincial safety and health regulations in the coal mining industry are comprehensive and pervasive systems for protection of employee health and safety. Safety is a core value of Westmoreland Coal Company. We use a grass roots approach, encouraging and promoting employee involvement in safety and accept input from all employees; we feel employee involvement is a pillar of our safety excellence. Safety performance at our mines was as follows:

	2016		2015
	Reportable Rate	Lost Time Rate	Reportable Rate	Lost Time Rate
U.S. Surface Operations	1.34	0.70	1.36	0.71
U.S. National Surface Average	1.44	0.96	1.62	1.09
Percentage	93%	73%	84%	65%

U.S. Underground Operations	3.23	2.09	2.31	—
U.S. National Underground Average	4.95	3.56	4.70	3.30
Percentage	65%	59%	49%	—%

Canadian Operations	2.82	0.89	3.99	0.64
Regulations
We are subject to extensive regulation with respect to environmental and other matters by federal, state, provincial and local authorities in both the U.S. and Canada. Regulations to which we are subject include, but are not limited to, the following:

U.S. Federal Regulations	Canadian Provincial Regulations
Surface Mining Control & Reclamation Act of 1977	Alberta
Clean Air Act	Responsible Energy Development Act
Clean Water Act	Mines and Minerals Act
Endangered Species Act	Coal Conservation Act
Resource Conservation and Recovery Act	Environmental Protection and Enhancement Act
Comprehensive Environmental Response, Compensation and Liability Act	Public Lands Act
Emergency Planning and Community Right to Know Act	Water Act
Toxic Substances Control Act
Migratory Bird Treaty Act	Saskatchewan
The Crown Minerals Act
Canadian Federal Regulations	The Ecological Reserves Act
Fisheries Act	The Environmental Assessment Act
Canadian Environmental Assessment Act, 2012	The Environmental Management and Protection Act, 2010
Canadian Environmental Protection Act, 1999	The Provincial Lands Act
Species at Risk Act	Wildlife Act, 1998
Migratory Birds Convention Act, 1994	Various other climate change laws and initiatives
The U.S. Environmental Protection Agency (“EPA”) and/or other authorized federal or state agencies administer and enforce these U.S. regulations. We are also subject to extensive regulation regarding safety and health matters pursuant to the United States Mine Safety and Health Act of 1977, which is enforced by the U.S. Mine Safety and Health Administration (“MSHA”). Non-compliance with federal, tribal, state and provincial laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities, including suspension or termination of operations. In addition, we may be required to make large and unanticipated capital expenditures to comply with future laws, regulations or orders as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders. Our reclamation obligations under applicable environmental laws will be substantial. Certain of our coal sales agreements contain government imposition provisions that allow the pass-through of compliance costs in some circumstances.
U.S. Regulation
The following are summaries of certain U.S. federal regulations to which we are subject and their effects on us:
Surface Mining Control and Reclamation Act (“SMCRA”). SMCRA establishes minimum national operational, reclamation and closure standards for all surface coal mines. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of coal mining activities. Permits for all coal mining operations must be obtained from the Federal Office of Surface Mining Reclamation and Enforcement (“OSM”), or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. States that operate federally approved state programs may impose standards that are more stringent than the requirements of SMCRA and OSM’s regulations and, in many instances, have done so. Permitting under SMCRA has generally become more difficult in recent years, which adversely affects the cost and availability of coal purchased by ROVA, especially in light of significant permitting issues affecting the Central Appalachia region. This difficulty in permitting also affects the availability of coal reserves at our coal mines. In January 2016, the Federal Bureau of Land Management announced a moratorium on new coal leases on federal lands. The moratorium does not affect existing leases. It is our policy to comply in all material respects with the requirements of the SMCRA and the state and tribal laws and regulations governing mine reclamation. We do not expect the moratorium to materially affect our operations based on current mine plans.
In December 2016, the OSM published the final Stream Protection Rule to reduce the environmental impact of surface coal mining operations.  The rule included the expansion of baseline data requirements and post-mining restoration requirements.  Under the Congressional Review Act, Congress approved H.J. Res. 38, disapproving the Stream Protection Rule.  President Trump signed H.J. Res. 38 on February 16, 2017.  The regulations in effect are those that were in place on January 18, 2017.  OSM is in the process of developing a final rule for publication in the Federal Register to amend all the regulations altered by the Stream Protection Rule back to the form in which those regulations existed on January 18, 2017.
Clean Air Act and Related Regulations. The U.S. Clean Air Act (“CAA”), and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emission control requirements relating to air pollutants, including particulate matter, which may include controlling fugitive dust. The Clean Air Act indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. It also affects us directly because ROVA is subject to significant regulation under the Clean Air Act. In recent years, Congress has considered legislation that would require increased reductions in emissions of sulfur dioxide, nitrogen oxide and mercury, as well as greenhouse gases (“GHG”). The air emissions programs, regulatory initiatives and standards that may affect our operations, directly or indirectly, include, but are not limited to, the following:

•
Greenhouse Gas Emissions Standards. In August of 2015, the EPA finalized standards for greenhouse gases for new and modified electric generating units (“EGUs”) referred to as “new source performance standards” (“NSPS”). The final NSPS for coal-fired EGUs is set at 1,400 pounds of CO2 / megawatt hour on an average annual basis which would, with few possible exceptions, require the installation of partial carbon capture and sequestration at new or modified coal-fired EGUs. Under the CAA, new source performance standards like the GHG NSPS have binding effect from the date of the proposal, which in this case was January 8, 2014. Therefore, any new coal-fired EGU must comply with this standard, which is likely to be a major obstacle to the construction and development of any new coal-fired generation capacity. States and industry challenged the rule in the D.C. Circuit court, with oral arguments scheduled for April 17, 2017. Existing coal-fired generation, however, is also now subject to GHG performance standards that the EPA asserts will reduce GHG emissions from the power sector by 32% from 2005 levels by 2030. At the same time the EPA issued the GHG NSPS, the EPA finalized existing source standards for fossil-fuel fired power plants, which the EPA refers to as the Clean Power Plan. The final Clean Power Plan imposes stringent standards on existing fossil-fuel fired EGUs that reflect the EPA’s assessment of the “best system of emission reduction,” (“BSER”) including (1) average heat rate improvements of 6% for coal-fired power plants; (2) the re-dispatch of power based on an assumption that underutilized capacity at natural gas combined cycle facilities can be increased to an average of 75% of net summer capacity; and (3) the substitution of coal generation with renewable energy. These existing source standards are implemented by the states, which must meet individual GHG emission “goals” beginning in 2022 with phased reductions through 2030. Each state can choose either a rate-based or a mass-based goal that reflects the mix of natural gas and coal-fired generation in the state. The final goals have a greater impact on states with substantial coal-fired generation; Wyoming and North Dakota, for example, are faced with greater than 40% emission reductions from a 2012 baseline. Under the rule, the states had until September of 2016 to submit plans to the EPA to implement and enforce the state-specific BSER, although two-year extensions could have been requested by states in an initial submittal. States and industry groups challenged the rule in the U.S. Court of Appeals for the D.C. Circuit and requested a stay pending judicial review. Although the D.C. Circuit denied the stay request, in February of 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan pending judicial review of the rule, including potential review by the Supreme Court. The stay delayed the implementation of the rule, including the state plan submittal dates. The D.C. Circuit reviewed the rule under an expedited briefing schedule, and an en banc panel heard oral arguments on September 27, 2016. If upheld by the courts, these rules have the potential to adversely affect our revenues and profitability, although it is difficult at this stage to determine the timing and extent of any such effects, or to determine the requirements of state plans resulting from these proposals that may ultimately be promulgated and require implementation. However, the Trump Administration has indicated that it intends to repeal the Clean Power Plan and it is uncertain whether it will be replaced. In June 2014, the U.S. Supreme Court in UARG v. EPA struck down the EPA’s GHG permitting rules to the extent they imposed on sources a requirement to obtain an air emissions permit and comply with emissions limits solely as a result of GHG emissions. The Court upheld the EPA’s authority to impose the Best Available Control Technology (“BACT”) on large industrial sources such as power plants that are otherwise required to obtain an air emissions permit under the Prevention of Significant Deterioration program or the Title V program of the Clean Air Act. In 2016, the EPA proposed a rule to comply with the U.S. Supreme Court’s ruling by limiting the requirement to obtain permits controlling emissions of greenhouse gases to new large sources of other air pollutants, such as volatile organic compounds or nitrogen oxides, which also emit 100,000 tons per year or more of CO2 (or modifications of these sources that result in an emissions increase of 75,000 tons per year or more of CO2e). Therefore the permit provisions addressing GHG emissions from large industrial sources, such as fossil-fuel fired EGUs, remain in place.

•
Mercury Air Standards. In February 2012, the EPA published national emission standards under Section 112 of the CAA setting limits on hazardous air pollutant emissions from coal- and oil-fired EGUs, often referred to as the “Mercury Air Toxics Standards,” or “MATS Rule.” While the MATS Rule will generally require all coal- and oil-fired EGUs to reduce their hazardous air pollutant emissions, it is particularly problematic for any new coal-fired sources. The EPA agreed to reconsider the new source standards in response to requests by industry and published new source standards in April 2013. In June 2013, the EPA reopened for 60 days the public comment period on certain startup and shutdown provisions included in the November 2012 proposal. In June of 2015, the U.S. Supreme Court reversed the U.S. Court of Appeals for the D.C. Circuit and held that EPA had failed to properly consider costs when assessing whether to regulate fossil fuel-fired EGUs under the hazardous air pollutant provisions of the Clean Air Act, referring to the agency’s own estimate that the rule would cost power plants nearly $10 billion a year. The D.C. Circuit remanded the rule to EPA to conduct a cost assessment but without vacatur, allowing the rule to remain in effect while the EPA conducted the rulemaking. On December 1, 2015, the EPA published a proposed supplemental finding that regulation of EGUs is still “appropriate and necessary” in light of the costs to regulate hazardous air pollutant emissions from the source category. On April 14, 2016, the EPA issued a final rule confirming its “appropriate and necessary” finding to regulate air toxics, including mercury, from power plants after considering costs. The final rule was immediately challenged in the U.S. Court of Appeals for the D.C. Circuit in Murray Energy Corp. v. EPA and briefing is currently underway.

•
National Ambient Air Quality Standards (“NAAQS”) for Criteria Pollutants. The CAA requires the EPA to set standards, referred to as NAAQS, for six common air pollutants, including nitrogen dioxide and sulfur dioxide. Areas that are not in compliance (referred to as non-attainment areas) with these standards must take steps to reduce emissions levels. Meeting these limits may require reductions of nitrogen dioxide and sulfur dioxide emissions. Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change. On June 22, 2010, the EPA published a final rule that tightens the NAAQS for sulfur dioxide. On February 17, 2012, the EPA published final NAAQS for nitrogen dioxide. On January 15, 2013, the EPA published final NAAQS for particulate matter; the EPA lowered the annual standard for particles less than 2.5 micrometers in diameter but maintained the NAAQS for particles less than 10 micrometers in diameter. The EPA finalized designations for the sulfur dioxide NAAQS in 2013 for a handful of counties and delayed designations for the remainder of the country. The EPA finalized additional designations on June 30, 2016, with a supplement on November 29, 2016. For the remaining areas, the areas will be designated by the date determined by the Sulfur Data Requirements Rule. The EPA finalized nonattainment designations for nitrogen dioxide in January 2012. We do not know whether or to what extent these developments might affect our operations or our customers’ businesses. In 2008, the EPA finalized the current 8-hour ozone standard. In October 2015, the EPA issued a final rule lowering the ozone standard further. Several industry and business groups, five states, and Murray Energy Co. challenged the revised standard in the D.C. Circuit. Briefing has been completed and oral argument is scheduled for April 19, 2017. The Trump Administration also has indicated that it may revisit the standard. While it is likely that these and any future developments resulting in stricter NAAQS will to some degree adversely affect us, it is difficult at this stage to determine the timing and extent of such effects.

•
Clean Air Interstate Rule and Cross-State Air Pollution Rule (“CAIR”) and Cross-State Air Pollution Rule (“CSAPR”). The CAIR calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxides pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In 2008, the U.S. Court of Appeals for the District of Columbia Circuit found that the CAIR was fatally flawed, but ultimately agreed to allow it to remain in place pending the EPA’s development of a replacement rule because of concerns about potential disruptions. In June 2011, the EPA finalized the CSAPR as a replacement rule to the CAIR, which requires 28 states in the Midwest and eastern seaboard of the United States to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Under the CSAPR, the first phase of the nitrogen oxides and sulfur dioxide emissions reductions would commence in 2012 with further reduction effective in 2014. On December 15, 2011, the EPA finalized a supplemental rule-making to require Iowa, Michigan, Missouri, Oklahoma and Wisconsin to make summertime reductions to nitrogen oxide emissions under the CSAPR ozone-season control program. However, on December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of CSAPR pending resolution of judicial challenges to the rules and ordered the EPA to continue enforcing the CAIR until the pending legal challenges have been resolved. In August 2012, the U.S. Court of Appeals vacated the CSAPR in a 2-to-1 decision and left the CAIR standards in place. In April 2014, the U.S. Supreme Court reversed the D.C. Circuit decision that vacated the CSAPR and remanded the cases for further proceedings consistent with the Court’s opinion, which acknowledged the possibility that under certain circumstances some states may have a basis to bring a particularized, as-applied challenge to the rule. The EPA filed a motion with the D.C. Circuit to lift its stay of the CSAPR and to toll for three years all deadlines that had not already passed as of the date the stay was granted. The D.C. Circuit granted the EPA’s motion in October 2014, and scheduled oral argument on the remaining challenge to the CSAPR for March 2015. In November, 2014 the EPA issued a ministerial rule aligning the CSAPR implementation dates with the Court’s order, with phase 1 reductions began in January 2015, and more stringent phase 2 reductions in January 2017. In July 2015, the D.C. Circuit remanded to the EPA portions of the 2014 sulfur dioxide and ozone budgets on grounds the reductions were greater than necessary to reduce impacts on downwind states, but did not vacate any portion of the rule. The EPA has indicated that it will address these issues in future rulemakings, but that phase 1 reductions began in January 2015, with more stringent phase 2 reductions in January 2017 as necessary. In September 2016, the EPA finalized an update to CSAPR ozone season program that lowered the ozone season emission budgets for the affected states. The update aligned compliance with the July 2018 attainment date for the 2008 ozone NAAQS.

•
Other Programs. A number of other air-related programs may affect the demand for coal and, in some instances, coal mining directly. For example, the EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks. The EPA’s new source review program under certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly change emissions, to install the more stringent air emissions control equipment required of new plants, and concerns about potential failures to comply have resulted in a number of high-profile enforcement actions and settlements over the years resulting in some instances in settlements under which operators install expensive new emissions control equipment. The Acid Rain program under Title IV of the CAA continues to impose limits on overall sulfur dioxide and nitrogen oxide emissions from regulated EGUs. In June 2013, President Obama issued a Climate Action Plan, which included a focus on methane reductions from coal mines. In January 2015, the Administration issued its methane strategy, but it did not include requirements for coal mines. In 2014 the D.C. Circuit upheld EPA’s 2013 decision, based on resource constraints, not to list coal mines as a category of air pollution sources that endanger public health or welfare under Section 111 of the CAA and establish related emission standards.

•
Effect on Westmoreland Coal Company. Our mines do not produce “compliance coal” for purposes of the Clean Air Act. Compliance coal is coal containing 1.2 pounds or less of sulfur dioxide per million British thermal unit (“Btu”). This restricts our ability to sell coal to power plants that do not utilize sulfur dioxide emission controls and otherwise leads to a price discount based, in part, on the market price for sulfur dioxide emission allowances under the Clean Air Act. Our coal also contains about fifty percent more ash content than our primary competitors, which can translate into a cost disadvantage where post-combustion coal ash must be land filled. We were at particular risk of changes in applicable environmental laws with respect to the Jewett mine, whose customer, the NRG Texas Power- Limestone Station, blended our lignite with compliance coal from Wyoming, but NRG terminated our coal supply agreement two years early on December 31, 2016. With the termination of this contract, sales of lignite have ended and the Jewett mine is commencing final reclamation activities. NRG will pay for all reclamation work plus a margin.

Clean Water Act. The Clean Water Act (“CWA”) and corresponding state and local laws and regulations affect coal mining and power generation operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the U.S. The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. In May 2015, the EPA and the U.S. Army Corps of Engineers (the “Corps”) jointly issued a final rule to clarify which waters and wetlands are subject to regulation under the CWA. The implementation of this rule was stayed nationwide in October 2015. Recent court decisions, pending court challenges, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements that could either increase or decrease the cost and time spent on CWA compliance. In January 2017, the Corps issued general nationwide permits for specific activities that are similar in nature and that are determined to have minimal adverse environmental effects. The permits will become effective in March 2017. The Corps reinstated the use of Nationwide Permit 21 for surface coal mining activities. In the event the acreage limits under the permit are exceeded, we will have to obtain individual permits from the Corps which will increase the processing time for future permit applications.
Endangered Species Act. The Federal Endangered Species Act (“ESA”), and similar state laws protect species threatened with extinction. Protection of endangered and threatened species may cause us to modify mining plans or develop and implement species-specific protection and enhancement plans to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA. Based on the species that have been identified and the current application of applicable laws and regulations, we do not believe that there are any species protected under the ESA or state laws that would materially and adversely affect our ability to mine coal from our properties.
Resource Conservation and Recovery Act. We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, although certain mining and mineral beneficiation wastes and certain wastes derived from the combustion of coal currently are exempt from regulation as hazardous wastes under RCRA. The EPA has limited the disposal options for certain wastes that are designated as hazardous wastes under RCRA. Furthermore, it is possible that certain wastes generated by our operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly management, disposal and clean-up requirements.
The EPA determined that coal combustion residuals (“CCR”) do not warrant regulation as hazardous wastes under RCRA in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes. The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill. The EPA Administrator Gina McCarthy signed the final rule relating to the disposal of CCR from electric utilities on December 19, 2014 and submitted it to the Federal Register for publication. The final rule regulates CCR as solid waste under RCRA. The final rule establishes national minimum criteria for existing and new CCR landfills, surface impoundments and lateral expansions. The criteria include location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care and recordkeeping, notification and Internet posting requirements. The rule is largely silent on the reuse of coal ash. These changes in the management of CCR could increase both our and our customers’ operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, could lead to citizen suit enforcement against our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.
Comprehensive Environmental Response, Compensation, and Liability Act. Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or “Superfund”) and similar state laws, responsibility for the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. In the course of our operations, we may have generated and may generate wastes that fall within CERCLA’s definition of hazardous substances. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties. We also must comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.
 Climate Change Legislation and Regulations. Numerous proposals for federal and state legislation have been made relating to GHG emissions (including carbon dioxide) and such legislation could result in the creation of substantial additional costs in the form of taxes or required acquisition or trading of emission allowances. Many of the federal and state climate change legislative proposals use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap would become more stringent with the passage of time. The proposals establish mechanisms for GHG sources such as power plants to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions for their own operations. Some states, including California, and regional groups including a number of states in the northeastern and mid-Atlantic regions of the U.S that are participants in a program known as the Regional Greenhouse Gas Initiative (often referred to as “RGGI”), which is limited to fossil-fuel-burning power plants, have enacted and are currently operating programs that, in varying ways and degrees, regulate GHGs.
In addition, the EPA, acting under existing provisions of the Clean Air Act, has begun regulating emissions of GHG, including the enactment of GHG-related reporting and permitting rules as described above. In June of 2014, the U.S. Supreme Court overturned the EPA’s GHG permitting rules to the extent they required permits based solely on emissions of GHG; however, the EPA has proposed a rule to comply with the U.S. Supreme Court’s ruling by limiting the requirement to obtain permits controlling emissions of greenhouse gases to large sources of other air pollutants, such as volatile organic compounds or nitrogen oxides, which also emit 100,000 tons per year or more of CO2 (or modifications of these sources that result in an emissions increase of 75,000 tons per year or more of CO2e). Underground coal mines remain subject to the EPA’s GHG Reporting Program, which requires mines to submit annual GHG emission estimates to the EPA, but that program has not been extended to surface coal mines.
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
Passage of additional state or federal laws or regulations regarding GHG emissions or other actions to limit carbon dioxide emissions could result in fuel switching from coal to other fuel sources by electricity generators and thereby reduce demand for our coal or indirectly the prices we receive in general. In addition, political and regulatory uncertainty over future emissions controls have been cited as major factors in decisions by power companies to postpone new coal-fired power plants. If these or similar measures, such as controls on methane emissions from coal mines, are ultimately imposed by federal or state governments or pursuant to international treaties, our operating costs or our revenues may be materially and adversely affected. In addition, alternative sources of power, including wind, solar, nuclear and natural gas could become more attractive than coal in order to reduce carbon emissions, which could result in a reduction in the demand for coal and, therefore, our revenues. Similarly, some of our customers, in particular smaller, older power plants, could be at risk of significant reduction in coal burn or closure as a result of imposed carbon costs. The imposition of a carbon tax or similar regulation could, in certain situations, lead to the shutdown of coal-fired power plants, which would materially and adversely affect our revenues.
Bonding Requirements. Federal and state laws require mine operators to assure, usually through the use of surety bonds, payment of certain long-term obligations, including the costs of mine closure and the costs of reclaiming the mined land. The costs of these bonds have fluctuated in recent years, and the market terms of surety bonds have generally become more favorable to us. Surety providers are requiring smaller percentages of collateral to secure a bond, which will require us to provide less cash to collateralize bonds to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by an increase in the number of companies willing to issue surety bonds. See Note 7 - Restricted Investments to the consolidated financial statements for the amount of surety bonds posted and cash collateral for reclamation purposes.
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
An important factor relating to the impact of GHG-related legislation and regulations and any other environmental regulations will be our ability to recover the costs incurred to comply with any regulatory requirements that the government ultimately imposes. We may not be able to recover the costs related to compliance with regulatory requirements imposed on us due to limitations in our power purchase agreements. If we are unable to recover such costs incurred by ROVA through allowances or other methods, it could have a material adverse effect on our results of operations at ROVA.
Canadian Regulation
The following is intended as a general overview of certain provincial laws and regulations in Alberta and Saskatchewan (the two provinces where we do business), and the federal laws applicable therein to which we are subject and their potential effects on us. We note that the consequences and penalties arising from the application of any of the below listed enactments are varied and fact specific. Accordingly, the summary that follows should not be considered a comprehensive or conclusive assessment of the possible outcomes of a contravention of the legislation discussed below:

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
Mines and Minerals Act. The Mines and Minerals Act (the “MM Act”), and its underlying regulations, governs the management and disposition of rights in Crown owned mines and minerals. The AER has jurisdiction over issuing exploration authorizations under the MM Act, which any person conducting mining exploration in Alberta is required to obtain in advance of carrying out an exploration program. Exploration programs under the MM Act are subject to investigations and inspections and a contravention of an exploration authorization or of the provisions of the MM Act may result in cancellation of that exploration authorization and/or financial penalties.
Coal Conservation Act. The Coal Conservation Act (the “CC Act”), and its underlying rules, applies to every mine, coal processing plant and in situ coal scheme in the Province of Alberta, and to all coal produced and transported in Alberta. The CC Act imposes permitting, licensing and approval requirements on operators of coal mines and coal processing plants. The CC Act imposes certain environmental conservation requirements on mine operators in relation to, among other things, pollution control, surface abandonment, and prevention of waste. Similar to the U.S. bonding requirements mentioned above, the Regulator may require that we deposit financial security to ensure payment of costs associated with suspension of our operations and/or reclamation. Lastly, under the CC Act the Regulator can conduct an inquiry into any matter connected with our Alberta mining operations, the findings of which may result in prosecution for an offense, financial penalties, or injunctions in relation to our operations.
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
The Environmental Management and Protection Act, 2010. The Environmental Management and Protection Act, 2010 (the “EMP Act”), and its underlying regulations, protects the air, land and water resources of Saskatchewan through regulating and controlling potentially harmful activities and substances. The Saskatchewan Ministry of Environment administers and enforces provisions under the EMP Act that concern unauthorized discharges of substances into the environment, contaminated sites, surface land reclamation, hazardous waste, water quality, and activities around water bodies. The Saskatchewan Ministry of Environment may exercise broad enforcement powers under the EMP Act, including conducting compliance checks, inspections and investigations, issuing environmental protection orders, suspending or canceling operating authorizations, demanding cost recovery or charging us for an offence under the EMP Act; all of which may have a material effect on our business, depending on the specific circumstances surrounding the enforcement action taken by the Ministry of Environment.
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
Migratory Birds Convention Act, 1994. Environment Canada is responsible for implementing the Migratory Birds Convention Act, 1994 (the “MBC Act”), which provides for the protection and conservation of migratory bird populations by regulating potentially harmful human activities. The MBC Act prohibits, among other things, the deposit of harmful substances in waters or areas frequented by migratory birds and a permit must be issued for all activities affecting migratory birds. Any person that commits an offense under the MBC Act is liable to a fine or to imprisonment. A contravention of the MBC Act may result in cancellation or suspension of a permit issued under the MBC Act and a compensatory order for costs incurred by others as a result of a contravention may be issued.
Climate Change Legislation and Regulations. Similar to climate change legislation, regulations, and proposals in the U.S., the direct and indirect costs of various GHG related regulations, existing and proposed in Canada, may adversely affect our business.
In 2016, the Alberta government took steps to implement some of its proposals under the previously announced Alberta Climate Leadership Plan (the “ACL Plan”). The ACL Plan proposed to phase out pollution from coal-fired electricity plants in Alberta by 2030. To that purpose, the Government reached agreements with the three owners of the six coal-fired generation power plant units previously scheduled to operate past 2030. These announced agreements provide for the shutting down of these six units by December 31, 2030. Three of these six units are at the Genesee Generating Station, which is fueled by our Genesee mine operations. Two of these six units are at the Sheerness Generating Station, which is fueled by our Sheerness mine operations. These events will adversely affect our potential business at those two mines post 2030.
The ACL Plan also proposed the implementation of a carbon levy on fuels that emit GHG. The Climate Leadership Act (the “CL Act”) passed in 2016 introduced a carbon levy on all fuels that emit GHG emissions when combusted. Starting January 1, 2017, the carbon levy rate is $20/tonne of carbon emission released by the fuel when combusted. The rate increases to $30/tonne effective January 1, 2018. As a result of the carbon levy, starting January 1, 2017, diesel fuel costs to operate our Alberta mines have increased at all sites except the Coal Valley mine (exempt from carbon levy due to coverage under SGE Regulation described below). Coal sales to power plants and export sales are exempt from the carbon levy. We have minimal Alberta coal sales that are not export sales or sales to power plant customers, on which starting January 1, 2017 we are required to collect and remit the carbon levy.
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
Alberta’s Climate Change and Emissions Management Act (the “CCEM Act”) and its accompanying Specified Gas Emitters Regulation (the “SGE Regulation”) requires a reduction in GHG emissions intensity for certain large GHG emitting facilities in Alberta. This system features emissions trading between regulated facilities and allows the use of offsets generated by projects in Alberta. Generally, the SGE Regulation establishes that companies emitting more than 100,000 tons of direct emissions in 2003, 2004, 2005, and 2006 in commercial operation must reduce their net emissions intensity by 12%. New facilities must reduce their emissions by 2% per year, beginning on their 4th year of operation. There are financial penalties for non-compliance for every ton of carbon dioxide equivalent over a facility’s net emission intensity limit as well as for contraventions of other provisions contained in the SGE Regulation. The SGE Regulation is applicable to the Coal Valley mine and also the power plants that are our customers. The Alberta government has announced plans to replace the SGE Regulation for large GHG emitters effective January 1, 2018 with an output-based allocation approach. The Alberta government is still working on the details of such an approach and the transition to it.
In 2016 the Federal government announced that they will speed up plans to phase out Canadian coal-fired electricity by 2030. Subsequently, the Saskatchewan and Federal governments announced that they have reached an agreement in principle that will allow Saskatchewan to continue to use coal in a responsible manner beyond 2030 as long as equivalent emission reduction outcomes are achieved. This takes into accounts Saskatchewan’s entire generation capacity as well as their use of carbon capture and storage. We are unable to predict the impact of these events on our business and it is possible that they may have a material effect on our business, financial condition, results of operations and cash flows if coal use in Saskatchewan is reduced.
Also in 2016, the Federal government announced that they will require all Canadian jurisdictions to have a carbon pricing regime in place by 2018. This carbon pricing regime can be a direct price on carbon emissions or an adopted cap-and-trade system. Legislation related to this announcement has not yet been put forward.
Future federal legislation, including any related to their announced plans, as well as provincial emissions reduction requirements, may require the reduction of GHG or other industrial air emissions, or emission intensity, from our operations and facilities. Mandatory emissions reduction requirements may result in increased operating costs and capital expenditures, or require reduced output. Any failure to meet emission reduction compliance obligations may materially adversely affect our business and result in fines, penalties and the suspension of operations. We are unable to predict the impact of emissions reduction legislation on our business and it is possible that such legislation may have a material effect on our business, financial condition, results of operations and cash flows. There is also a risk that one or more levels of government could impose additional emissions or emissions intensity reduction requirements or taxes on emissions created by us or by consumers of our products. The imposition of such measures might negatively affect our costs and prices for our products and have an adverse effect on earnings and results of operations.
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
We also make our public reports available, free of charge, through our website, www.westmoreland.com, as soon as practicable after we file or furnish them with the SEC. You may also request copies of the documents, at no cost, by telephone at (303) 922-6463 or by mail at Westmoreland Coal Company, 9540 South Maroon Circle, Suite 300, Englewood, Colorado, 80112. The information on our website is not part of this Annual Report on Form 10-K.

ITEM 1A	— RISK FACTORS.
This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by numerous risk factors, including, but not limited to, those summarized below.
Risks Related to Restatement
The restatement of our previously issued financial statements contained in this Annual Report may lead to additional risks and uncertainties, including regulatory, shareholder or other actions, loss of investor confidence and negative impacts on our stock price.

Our Audit Committee, after considering the recommendation of management, concluded that our previously issued consolidated financial statements should be restated for the reasons described in the Explanatory Note to this Form 10-K and Note 2 - Restatement Of Previously Issued Consolidated Financial Statements to the consolidated financial statements and, accordingly, that such financial statements should no longer be relied upon. In this Annual Report for the year ended December 31, 2016, we are restating: (i) our consolidated balance sheet as of December 31, 2015 and our consolidated statements of operations and comprehensive income, and statements of cash flows for the years ended December 31, 2015 and December 31, 2014; and (ii) our unaudited quarterly financial information for 2016 and 2015. Restatement adjustments attributable to fiscal years 2003 through 2014 are reflected as a net adjustment to retained earnings as of January 1, 2014.
As a result of this restatement and associated non-reliance on previously issued financial information, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. Likewise, the attention of our management team has been diverted by these efforts. In addition, we could also be subject to additional shareholder, governmental, regulatory or other actions or demands in connection with the restatement or other matters. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our customers, shareholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.
We have identified a material weakness in our internal controls that, if not properly corrected, could result in material misstatements in our financial statements.
In connection with the restatement of our financial statements for the years ended December 31, 2015 and 2014 and the unaudited quarterly financial data for all quarters within the years ended December 31, 2016 and 2015, our management identified a material weakness in our internal control over financial reporting as of February 24, 2017. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Further, management determined that control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, management has concluded that management’s reports related to the effectiveness of internal and disclosure controls may not have been correct. We did not maintain effective internal control over financial reporting as of December 31, 2015 or 2014 as is set forth in Item 9A - Controls and Procedures of the Company’s Annual Report.
The material weakness identified by management was due to the lack of operating effectiveness of our controls over the application of the asset retirement obligation accounting literature in instances where the company is reimbursed by its customers for final reclamation expenditures. As a result, reclamation receivables were recorded which should have been classified as an asset retirement cost and depleted on a units-of-production basis. The material weakness allowed errors to occur that were not detected in a timely manner therefore requiring a restatement of the financial statements discussed in the Explanatory Note to this Form 10-K and Note 2 - Restatement Of Previously Issued Consolidated Financial Statements to the consolidated financial statements. The errors do not impact cash flows or liquidity for any previously issued financial statements.
As a result of the material weakness determination, and effective as of December 31, 2016, our management discontinued the previously used accounting policy and oversight method for reclamation receivables and implemented an approach prescribed by GAAP. Management further assigned personnel with the appropriate level of asset retirement obligation and technical accounting experience to review the accounting for asset retirement obligations. Accordingly, management does not expect the material weakness associated with this accounting policy to recur. If the changes in accounting policy and oversight method do not remedy the control deficiencies and we are not able to otherwise remedy these control deficiencies in a timely manner, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner, either of which could subject us to litigation and regulatory enforcement actions.

Risks Relating to our Business and Operations
Long-term sales and revenues could be significantly affected by environmental regulations and the effects of the environmental lobby.
Environmental regulations that had become increasingly stringent, as well as increased pressure from environmental activists, may reduce demand for our products. For example, a consortium of environmental activists is actively pushing to shut down one-third of the U.S. coal plants by 2020. They are taking particular interest in Colstrip Units 1 & 2 and are actively lobbying the EPA to require cost-prohibitive pollution control equipment. In litigation filed in 2012, the activists stated that the EPA’s Best Available Retrofit Technology (“BART”) analysis for regional haze provides support for a determination that additional controls are necessary to achieve BART in the State of Montana. In June of 2015, the U.S. Court of Appeals for the Ninth Circuit found that the EPA had failed to adequately explain its decision to require less stringent emission control technology for nitrogen oxides at Colstrip, and vacated the BART analysis and remanded it to the EPA for further proceedings. The EPA has not yet taken any action on a new regional haze plan. In 2013, environmental groups also filed a citizen suit complaint in Montana district court asserting that the owners and operators of Colstrip are in violation of Clean Air Act requirements. In July 2016, Colstrip owners entered into a settlement agreement with Sierra Club to dismiss the Clean Air Act violations in exchange for retirement of Units 1 and 2 no later than July 1, 2022. As a result of the settlement agreement, we expect to lose coal sales of approximately 2.3 million tons per year beginning the year of retirement. The loss of the sale of this tonnage at our Colstrip mine could have a material adverse effect on the mine’s revenues and profitability.
Additionally, Rocky Mountain Power, the owner of the Naughton Power Station located adjacent to our Kemmerer mine, which is our Kemmerer mine’s primary customer, has abandoned plans to convert Unit 3 at Naughton to 100% natural gas fueling. Instead, the owner has stated that it intends to retire Naughton Unit 3 at the end of 2017. This retirement will result in the loss of coal sales at our Kemmerer mine. However, Rocky Mountain Power stated that it will continue to consider potential alternatives to allow continued operation of Unit 3 beyond 2017. In addition, price protections built into the contract that are in effect from 2017 to 2021 will partially offset the effects of lowered volume. Despite these price protections, the lost sales at the Kemmerer mine could have a material adverse effect on the mine’s revenues and profitability and on our operating results. Additional power plants that buy our coal may be considering or may consider in the future fuel source conversion or decreased operations in order to avoid costly upgrades of pollution control equipment, and such steps, if taken, could result in a reduced demand for our products and materially and adversely affect our revenues and profitability.
In May 2015, the EPA and the Corps issued a final rule to clarify which waters and wetlands are subject to regulation under the CWA. The implementation of this rule was stayed nationwide in October 2015. In January 2017, the Corps issued general nationwide permits for specific activities, including surface coal mining activities. Permitting challenges may increase if our activities do not qualify for nationwide permit coverage. A change in CWA jurisdiction and permitting requirements could increase or decrease our permitting and compliance costs.
The EPA has executed a final rule relating to the disposal of CCR from electric utilities. The changes to the management of CCR could increase our and our customers’ operating costs and reduce sales of coal.
In December 2016, the OSM published the final Stream Protection Rule to reduce the environmental impact of surface coal mining operations.  The rule included the expansion of baseline data requirements and post-mining restoration requirements.  Under the Congressional Review Act, Congress approved H.J. Res. 38, disapproving the Stream Protection Rule.  President Trump signed H.J. Res. 38 on February 16, 2017.  The regulations in effect are those that were in place on January 18, 2017.  OSM is in the process of developing a final rule for publication in the Federal Register to amend all the regulations altered by the Stream Protection Rule back to the form in which those regulations existed on January 18, 2017. If this rule is not amended, our permitting and compliance costs could increase.
In January 2016, the Federal Bureau of Land Management announced a moratorium on new coal leases on federal lands. The moratorium does not affect our existing federal leases. If the moratorium remains in force, it is unlikely to have a material impact on our ability to conduct future operations because we do not ordinarily bid on federal coal leases.
We are also affected by Canadian GHG emissions regulations. On September 12, 2012, the federal government of Canada released final regulations for reducing GHG emissions from coal-fired electricity generation: “Reduction of Carbon Dioxide Emissions from Coal-Fired Generation of Electricity” (the “Canadian CO2 Regulations”). The Canadian CO2

Regulations required certain Canadian coal-fired electricity generating plants, effective July 1, 2015, to achieve an average annual emissions intensity performance standard of 463 tons of CO2 per gigawatt hour. The impact of the Canadian CO2 Regulations on existing plants will vary by province and specific location. The Canadian mines’ long-term sales could be reduced unless certain existing plants that it supplies or new plants built to replace such existing plants are equipped with carbon capture and sequestration or other technology that achieves the prescribed performance standard, the impact of the Canadian CO2 Regulations is altered by equivalency agreements, or the Canadian CO2 Regulations are changed to lower the performance standard.
In addition, various Canadian provincial governments and other regional initiatives are moving ahead with GHG reduction and other initiatives designed to address climate change. As it is unclear at this time what shape additional regulation in Canada will ultimately take, it is not yet possible to reliably estimate the extent to which such regulations will impact the operations we acquired in our Canadian mines. However, our Canadian operations involve large facilities, so the setting of emissions targets (whether in the manner described above or otherwise) may well affect some or all of our Canadian customers, and may in turn have a material adverse effect on our business, results of operations and financial performance. In addition to directly emitting GHGs, our Canadian operations require large quantities of power. Future taxes on or regulation of power producers or an increase in cost of the fuels used in power production (including coal, oil and gas or other products) may also add to our operating costs.
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.
We have a substantial amount of indebtedness. At December 31, 2016, we had a total outstanding indebtedness of approximately $1,147 million as detailed in Note 10 - Debt And Lines Of Credit to the consolidated financial statements. Our substantial amount of indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to adverse economic, industry or competitive developments;

•
result in an event of default if we fail to satisfy our obligations with respect to the 8.75% Notes, the Term Loan, the San Juan Loan, the Revolver or other debt or fail to comply with the financial and other restrictive covenants contained in the 8.75% Notes, the Term Loan, the San Juan Loan, the Revolver Agreement or agreements governing our other indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt or otherwise recover that debt from us;

•
require a substantial portion of cash flow from operations to be dedicated to the payment of principal, premium, if any, and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to the 8.75% Notes, the Term Loan, the San Juan Loan and the Revolver;

•	increase our cost of borrowing;

•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limit our ability to service our indebtedness, including the 8.75% Notes, the Term Loan, San Juan Loan and the Revolver;

•	limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

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

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to satisfy our obligations under the 8.75% Notes, the Term Loan, the San Juan Loan and the Revolver. In conjunction with our acquisition of the GP, WMLP entered into the WMLP Term Loan to refinance WMLP’s indebtedness. Although the WMLP Term Loan is consolidated in our financial statements due to our ownership of the GP and controlling interest in WMLP, neither Westmoreland nor any of its restricted subsidiaries is obligors under the WMLP Term Loan and the loan will be non-recourse to Westmoreland and its wholly owned subsidiaries. If we further increase our indebtedness, the related risks that we now face, including those described above, could intensify.

If we fail to comply with certain covenants in our various debt arrangements, it could negatively affect our liquidity and ability to finance our operations.
Our lending arrangements contain, among other terms, events of default and various affirmative and negative covenants, financial covenants and cross-default provisions. Should we be unable to comply with any future debt-related covenant, we will be required to seek a waiver of such covenant to avoid an event of default. Covenant waivers and modifications may be expensive to obtain, or, potentially, unavailable. If we are in breach of any covenant and are unable to obtain covenant waivers and our lenders accelerate our debt, we could attempt to refinance the debt or repay the debt by selling assets and applying the proceeds from such sales to the debt. Sales of assets undertaken in response to such immediate needs may be prohibited under our lending arrangements without the consent of our lenders, may be made at potentially unfavorable prices, or asset sales may not be sufficient to refinance or repay the debt, and we may be unable to complete such transactions in a timely manner, on favorable terms, or at all.

Access to our Revolver is dependent upon our compliance with certain financial ratio covenants. This includes a minimum fixed charge coverage ratio of 0.90 in certain quarters for both the US and Canada components of the Restricted Group and 1.10 for the Restricted Group on a consolidated basis. The fixed charge coverage ratio is generally calculated based on Adjusted EBITDA (as defined in the debt agreement) divided by scheduled principal and interest payments for the most recently completed four quarters. At December 31, 2016 the US, Canada and consolidated Restricted Group fixed charge ratios were approximately 1.5, 1.1 and 1.25, respectively. Additionally, the San Juan Loan requires a minimum debt service coverage ratio of 1.05 The debt service coverage ratio is generally calculated as cash generated by the borrower and its subsidiaries divided by required debt service payments, including scheduled principal and interest payments. At December 31, 2016 the debt service coverage ratio was 1.13. Breaches of the Revolver financial covenants would cause a cross-default of the 8.75% Notes, the Term Loan and the San Juan Loan. Breaches of the San Juan Loan covenant would cause a cross-default of the 8.75% Notes and the Term Loan. Based on our quarterly projections, including the impact of lost or diminished coal sales at certain of our mines, we anticipate that we will maintain compliance with the financial covenants and have sufficient liquidity to meet our obligations as they become due within one year after the date of the filing of our Annual Report.
We may not generate sufficient cash flow at our operating subsidiaries to pay our operating expenses, meet our debt service costs and pay our heritage and corporate costs.
Our ability to fund our operations, to make scheduled payments on our indebtedness and comply with our financial covenants will depend on our ability to generate cash in the future. Our historical financial results have been, and we expect our future financial results to be, subject to substantial fluctuations, and will depend upon general economic conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal and interest on the 8.75% Notes, the Term Loan, the San Juan Loan or our other debt or comply with the financial covenants associated with the Revolver and the San Juan Loan.

If our cash flow and capital resources are insufficient to meet our debt service obligations, to fund our other liquidity needs, or comply with our financial covenants, we may need to renegotiate our debt covenants, refinance all or a portion of our debt before maturity, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures, or sell material assets or operations. We cannot assure you that we would be able to renegotiate our covenants, refinance or restructure our indebtedness, obtain equity capital, or sell assets or operations on commercially reasonable terms or at all. In addition, the terms of existing or future debt instruments may limit or prevent us from taking any of these actions.

Our inability to take these actions and to generate sufficient cash flow to satisfy our debt covenants, debt service and other obligations could have a material adverse effect on our business, financial condition, results of operations and prospects. If we cannot make scheduled payments on our debt or are not in compliance with our covenants and are not able to amend those covenants, we will be in default and holders of the 8.75% Notes and the lenders under the Term Loan, the San Juan Loan and the Revolver could declare all outstanding principal and interest to be due and payable, the lenders under the Revolver could terminate their commitments to loan money to us, the holders of the 8.75% Notes and the lenders under the Term Loan, the San Juan Loan and the Revolver could foreclose on the assets securing our debt to them and we could be forced into bankruptcy or liquidation. If we are not able to generate sufficient cash flow from operations, we may need to seek amendments to our debt facilities to prevent us from potentially being in breach of our covenants. Such amendments, waivers or other modifications to our debt instruments may be expensive to obtain or potentially unavailable. If we are unable to obtain such an amendment, waiver or other modification, and our lenders accelerate our debt, we could attempt to refinance the debt or repay the debt by selling assets and applying the proceeds from such sales to the debt. Sales of assets undertaken in response to such immediate needs may be prohibited under our lending arrangements without the consent of our lenders, may be made at potentially unfavorable prices, or asset sales may not be sufficient to refinance or repay the debt, and we may be unable to complete such transactions in a timely manner, on favorable terms, or at all.

As a mine mouth operator, we provide coal to a small group of customers. This dependence could adversely affect our revenues if such customers reduce or suspend their coal purchases or if they become unable to pay for our coal.
In 2016, our Coal - U.S. segment derived approximately 83% of its total revenues from coal sales to five power plants: Public Service Company of New Mexico (28%); Colstrip Units 3&4 (22%); Colstrip Units 1&2 (12%), AEP (11%); and NRG Texas Power LLC (10%). Our Coal - Canada segment derived approximately 86% of its total revenues from coal sales to three customers: SaskPower (42%), the country of Japan (29%) and ATCO Power (15%). WMLP derived approximately 77% of its total coal revenues from sales to three customers: American Electric Power Company, Inc. (38%), Pacificorp Energy, Inc. (29%) and East Kentucky Power Cooperative (10%). Interruption in the purchases of coal by our principal customers could significantly affect our revenues.
Unscheduled maintenance outages or other outages at our customers’ power plants, unseasonably moderate weather, higher-than-anticipated hydro seasons or increases in the production of alternative clean-energy generation such as wind power, or decreases in the price of competing fossil fuels such as natural gas, could cause our customers to reduce their purchases. Sixteen of our 18 mines are dedicated to supplying customers located adjacent to or near the mines, and these mines may have difficulty identifying alternative purchasers of their coal if their existing customers suspend or terminate their purchases.
Certain of our long-term contracts are set to expire in the next several years. Our contracts with the Sherburne County Station (i.e., Xcel Energy) are three-year rolling contracts, with one-third of the tonnage expiring on an annual basis. As of December 31, 2016, we have contracted tons through 2018. Our contract with Coyote Station, located adjacent to our Beulah mine and averaging approximately 2.5 million tons of coal sold per year, expired in May 2016. Our contract with NRG at Jewett expired two years early on December 31, 2016 (during 2016 we supplied NRG with 3.7 million tons), and our contract with Colstrip Units 1 & 2 will be terminated three years early in 2019 which equates to approximately 2.3 million tons annually and $10.7 million in operating income annually. Our contract with Colstrip Units 3 & 4 expires in December 2019. Should we be unable to successfully renew any or all of these expiring contracts, the reduction in the sale of our coal would adversely affect our operating results and liquidity and could result in significant impairments to the affected mine should the mine be unable to execute a new long-term coal supply agreement. The long term agreements we acquired or subsequently negotiated in connection with the mines we acquired in Canada have long-remaining terms. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during the duration of specified events beyond the control of the affected party. Such agreements may also prohibit us from passing certain increased costs resulting from changes in regulations to our customers. Additionally, many of our coal supply agreements contain provisions allowing customers to suspend acceptance of coal shipments if coal delivered does not meet certain quality thresholds.
Similarly, interruption in the purchase of power by DNCP could also negatively affect our revenues. During the year ended December 31, 2016, the sale of power by ROVA to DNCP accounted for approximately 6% of our consolidated revenues. Although ROVA supplies power to DNCP under long-term power purchase agreements, if DNCP is unable or unwilling to pay for the power produced by ROVA in a timely manner, it could have a material adverse effect on our results of operations, financial condition, and liquidity.
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

The Amending Agreement with respect to our ROVA facility permits Westmoreland Partners to mitigate its cash losses through the sale to DNCP of fixed-price purchased power. Based on current market pricing trends, we expect to experience losses from time to time under these hedging arrangements when the market price for power is not commensurate with our hedged position. Further, we are required to post collateral to cover certain projected long-term losses under these hedging arrangements based on the market price for power. The amount of such collateral may be significant and may negatively impact our liquidity.
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
WMLP sells some of its coal to brokers who may resell its coal to end users, including utilities. These coal brokers may have only limited assets, making them less creditworthy than the end users. Under some of these arrangements, WMLP has contractual privity only with the brokers and may not be able to pursue claims against the end users. The bankruptcy or financial deterioration of any of WMLP’s customers, whether an end user or a broker, could negatively affect WMLP’s ability to have sufficient cash to pay distributions and, in turn, would negatively affect our cash flow.
Volatility in the equity markets or interest rate fluctuations could substantially increase our pension funding requirements and negatively impact our financial position.
The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost and increase our future funding requirements. See Note 12 - Pension And Other Saving Plans to the consolidated financial statements for the projected benefit obligation under our defined benefit pension plans at year end and the fair value of plan assets. This note also details our contributions to these pension plans and accrued expenses related thereto in the current year. The current economic environment increases the risk that we may be required to make even larger contributions in the future.
If our assumptions regarding our future expenses related to employee benefit plans are incorrect, then expenditures for these benefits could be materially higher than we have assumed. In addition, we may have exposure under those plans that extend beyond what our obligations would be with respect to our own employees.
We provide various postretirement medical benefits, black lung and workers’ compensation benefits to current and former employees and their dependents. We calculate the total accumulated benefit obligations according to guidance provided by U.S. GAAP. We estimate the present value of our postretirement medical, black lung and workers’ compensation benefit obligations to be $323.6 million, $17.6 million and $5.0 million, respectively, at December 31, 2016. Our Canadian operations have an obligation to provide postretirement health coverage for eligible current union employees, as described in greater detail below. We have estimated these unfunded obligations based on actuarial assumptions and if our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially different.
Moreover, regulatory changes could increase our obligations to provide these or additional benefits. We participate in defined benefit multi-employer funds that were established in connection with the Coal Act, which provides for the funding of health and death benefits for certain UMWA retirees. See Note 11 - Postretirement Medical Benefits to the consolidated financial statements for our contributions to these funds which could increase as a result of a shrinking contribution base due to the insolvency of other coal companies that currently contribute to these funds, lower than expected returns on fund assets or other funding deficiencies.
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
We also contribute to a multi-employer defined benefit pension plan, the Central Pension Fund of the Operating Engineers, (“Central Pension Fund”) on behalf of employee groups at our Colstrip, Absaloka and Savage mines that are represented by the International Union of Operating Engineers (“IUOE”). The Central Pension Fund is subject to certain funding rules contained in the Pension Protection Act of 2006 (“PPA”). Under the PPA, if the Central Pension Plan fails to meet certain minimum funding requirements, it would be required to adopt a funding improvement plan or rehabilitation plan. If the Central Pension Fund adopted a funding improvement plan or rehabilitation plan, we could be required to contribute additional amounts to the fund. As of January 31, 2016, its last completed fiscal year, the Central Pension Fund reported that it was underfunded. If we were to partially or completely withdraw from the fund at a time when the Central Pension Fund was underfunded, we would be liable for a proportionate share of the fund’s unfunded vested benefits, and this liability could have a material adverse effect on our financial position.

Our Canadian operations have responsibility for obligations under certain pension plans related to certain of the acquired operations. We have evaluated these plans, and believe that certain of them may be underfunded by immaterial amounts. We are obligated to make contributions to these plans based upon agreement with the plan members and collective bargaining agreements with the representative unions. Our future contributions to these defined benefit plans are made in accordance with applicable pension legislation and the Income Tax Act (Canada). Further contributions to the pension plans could be required based on actuarial valuations, agreements, the plan asset investment performance, and future legislated requirements.

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
Our future performance depends on, among other things, the accuracy of our estimates of our proven and probable coal reserves. Our reserve estimates are prepared by our engineers and geologists or by third-party engineering firms and are updated periodically. There are numerous factors and assumptions inherent in estimating the quantities and qualities of, and costs to mine, coal reserves, including many factors beyond our control, including the following:

•	quality of the coal and the percentage of coal ultimately recoverable;

•	geological and mining conditions, which may not be fully identified by available exploration data and/or may differ from our experiences in areas where we currently mine;

•	the assumed effects of regulation, including the issuance of required permits, taxes, including severance and excise taxes and royalties, and other payments to governmental agencies;

•	economic assumptions, including assumptions as to foreign exchange rates and future commodity prices;

•	assumptions concerning the timing for the development of the reserves; and

•
assumptions concerning equipment and productivity, future coal prices, operating costs, including for critical supplies such as fuel, tires and explosives, capital expenditures and development and reclamation costs.

Estimates of the quantities and qualities of economically recoverable coal attributable to any particular group of properties, classifications of reserves based on risk of recovery, estimated cost of production, and estimates of future net cash flows expected from these properties may vary materially due to changes in the above factors and assumptions. Inaccuracies in our reserve estimates could result in decreased profitability from lower than expected revenues or higher than expected costs.
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
See Note 13 - Asset Retirement Obligations to the consolidated financial statements for our gross reclamation estimate and mine-closing liabilities which are based upon projected mine lives, current mine plans, permit requirements and our experience. The note details reclamation deposits held by us and received from customers to provide for these obligations. The note also shows our estimated obligation for final reclamation that was not the contractual responsibility of others or covered by offsetting reclamation deposits and how much we must recover from revenues to fund this deficit. Although we update our estimated costs annually, our recorded obligations may prove to be inadequate due to changes in legislation or standards and the emergence of new restoration techniques. Furthermore, the expected timing of expenditures could change significantly due to changes in commodity costs or prices that might curtail the life of an operation. These recorded obligations could prove insufficient compared to the actual cost of reclamation. Any underestimated or unidentified close down, restoration or environmental rehabilitation costs could have an adverse effect on our reputation as well as our asset values, results of operations and liquidity.
If the cost of obtaining new reclamation bonds and renewing existing reclamation bonds increases or if we are unable to obtain additional bonding capacity, our operating results could be negatively affected.
We are required to provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis. Bonding companies are requiring that applicants collateralize increasing portions of their obligations to the bonding company. We anticipate that, as we permit additional areas for our mines, our bonding and collateral requirements could increase. Any cash that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities. Our results of operations could be negatively affected if the cost of our reclamation bonding premiums and collateral requirements were to increase. Additionally, if we are unable to obtain additional bonding capacity due to cash flow constraints, we will be unable to begin mining operations in newly permitted areas which would hamper our ability to efficiently meet our current customer contract deliveries, expand operations, and increase revenues.
Our coal mining operations are subject to external conditions that could disrupt operations and negatively affect our results of operations.
With the exception of the Buckingham and San Juan mines, our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production, and increase the cost of mining at particular mines for varying lengths of time. These conditions or events include: unplanned equipment failures; geological, hydrological or other conditions such as variations in the quality of the coal produced from a particular seam; variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; weather conditions; and competition and/or conflicts with natural gas and other resource extraction activities and production within our operating areas. For example, we have endured poor rail performance at the Absaloka and Coal Valley mines, a major blizzard at the Beulah mine, a trestle fire at the Beulah mine, an unanticipated replacement of boom suspension cables on one of our draglines, all of which interrupted deliveries. Major disruptions in operations at any of our mines over a lengthy period could adversely affect the profitability of our mines.
In addition, unplanned outages of draglines and extensions of scheduled outages due to mechanical failures or other problems occur from time-to-time and are an inherent risk of our coal mining business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer tons of coal. As of December 31, 2016, 11 of our 29 owned or operated draglines were not in use due to either equipment servicing or because the dragline was scheduled to be down based on the operational needs of our mines. When properly maintained, a dragline can operate for 40 years or longer. As of December 31, 2016, the average age of Westmoreland’s dragline fleet was 34 years. As our draglines, shovels and other major equipment age, we may experience unscheduled maintenance outages or increased maintenance costs, which would adversely affect our operating results.
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
We maintain insurance at levels we believe are appropriate and consistent with industry practice for some, but not all, of the potential risks and liabilities associated with our business; we are not fully insured against all risks. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Pollution and environmental risks and consequences of any business interruptions such as equipment failure or labor disputes generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition, results of operations and cash flows.
Mining at WMLP is more complex and involves more regulatory constraints than mining in other areas of the United States.
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
Our reserves decline as we produce coal. We have not yet applied for the permits to use all of the coal deposits under our mineral rights, and the government agencies may not grant those permits in a timely manner or at all. Furthermore, we may not be able to mine all of our coal deposits as efficiently as we do at our current operations. Our future success depends upon conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. Our current strategy includes increasing our coal reserves through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties. Our ability to expand our operations may be dependent on our ability to obtain sufficient working capital, either through cash flows generated from operations, or financing activities, or both. As we mine our coal and deplete our existing reserves, replacement reserves may not be available when required or, if available, we may not be capable of mining the coal at costs comparable to those characteristic of the depleting mines. These factors could have a material adverse effect on our mining operations and costs, and our customers’ ability to use the coal we mine.
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
Any adverse change in these and other factors could result in a decline in WMLP’s ability to have sufficient cash to pay distributions and, in turn, would negatively affect our cash flow. WMLP distributions of cash largely ceased to us and are not expected to resume at significant levels for the foreseeable future.

The exchange of our Common Units in WMLP for Series B Units of WMLP will negatively affect our cash flow.
Since acquiring the GP and a significant limited partner interest in WMLP, we have received quarterly cash distributions from WMLP. Our exchanging of 4,512,500 Common Units for the same amount of Series B Units, which are not entitled to receive such distributions, will cause us to forfeit cash distributions associated with the Common Units, resulting in a decrease of approximately $601,516 in quarterly cash flow based on WMLP’s current quarterly distribution amount of $0.1333 per Common Unit. This negative impact to our cash flow could have a negative impact on our business and results of operations as a whole.

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
Our investment in WMLP may adversely affect our tax position. Whether or not WMLP makes cash distributions to us, we will have income from our interest in WMLP, which may or may not be offset by deductions from WMLP and may or may not be sufficient to fund the taxes on such income. Further, if WMLP has taxable income, we may be allocated a significant portion of that taxable income. Additionally, if the Internal Revenue Service successfully contests the positions that WMLP takes, the results of that contest may result in additional taxable income being allocated to us. We could also be subject to additional taxation by individual states in which we do not conduct business or have assets due to our investment in WMLP.
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
Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, on the one hand, and WMLP and its limited partners, on the other hand. The directors and officers of the GP have fiduciary duties to manage WMLP in a manner beneficial to us, as the sole member of the GP. At the same time, the GP has fiduciary duties to manage the limited partnership in a manner beneficial to WMLP and its limited partners. The board of directors of the GP, and in certain cases the conflicts committee of the board, will resolve any such conflict and has broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest. For example, conflicts of interest with WMLP may arise in the following situations:

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and WMLP, on the other hand;

•	the determination of the amount of cash to be distributed to WMLP’s limited partners and the amount of cash to be reserved for the future conduct of WMLP’s business; and

•	the determination whether to make borrowings under the WMLP Revolver to pay distributions to its limited partners.
In addition, subject to certain conditions, the 8.75% Notes, the Term Loan, and the Revolver permit us to transfer certain assets, including in certain instances equity interests we hold in other entities, to WMLP and its subsidiaries. Provided that we comply with the applicable conditions, we may transfer a significant portion of our assets to WMLP and its subsidiaries, which will not be restricted subsidiaries or guarantors under the 8.75% Notes, Term Loan or borrowers under the Revolver.
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
In addition, the prices we pay for these materials are strongly influenced by the global commodities market. Coal mines consume large quantities of commodities such as steel, copper, rubber products, explosives, diesel and other liquid fuels. Some materials, such as steel, are needed to comply with regulatory requirements. A rapid or significant increase in the cost of these commodities could increase our mining costs because we have limited ability to negotiate lower prices, and in some cases, do not have a ready substitute.

Our long-term coal contracts are “cost protected” in that they typically contain either full pass-through of our costs or price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised in line with broad economic indicators such as the Consumer Price Index, commodity-specific indices such as the PPI-light fuel oils index, and/or changes in our actual costs.
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
As of December 31, 2016, approximately 57% of our total workforce is represented by two labor unions, the IUOE and the UMWA. Our unionized workforce is spread out amongst the majority of our surface mines. As a majority of our workforce is unionized, there may be an increased risk of strikes and other labor disputes, and our ability to alter labor costs is subject to collective bargaining. Congress has proposed legislation to enact a law allowing workers to choose union representation solely by signing election cards, which would eliminate the use of secret ballots to elect union representation. While the impact is uncertain, if the government enacts this proposal into law, which would make it administratively easier to unionize, it may lead to more coal mines becoming unionized. While strikes are generally a force majeure event in long-term coal supply agreements, thereby exempting the mine from its delivery obligations, the loss of revenue for even a short time could have a material adverse effect on our financial results.
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
As a result of the acquisition of the Canadian mines, we are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates between the U.S. and Canada.
As a result of the acquisition of the Canadian mines, we face increased exposure to exchange rate fluctuations between the Canadian dollar and U.S. dollar. We realize a large portion of our revenues from sales made from the Canadian assets in Canadian dollars, and almost all of the expenses incurred by the Canadian assets are recognized in Canadian dollars. The exchange rate of the Canadian dollar to the U.S. dollar has been at or near historic highs in recent years but throughout 2015 weakened considerably before improving slightly at the beginning of 2016 and then stabilizing at a relatively weak position for the remainder of 2016. If the weakening of the Canadian dollar in comparison to the U.S. dollar continues, earnings generated from our Canadian operations will translate into reduced earnings in our consolidated statements of operations reported in U.S. dollars. In addition, our Canadian entities record certain accounts receivable and accounts payable, which are denominated in Canadian dollars. Foreign currency transactional gains and losses are realized upon settlement of these assets and obligations.
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
The U.S. federal government has proposed the elimination of certain key U.S. federal income tax preferences relating to coal exploration and development. The proposal would: (i) eliminate current deductions, the 60-month amortization period and the 10-year amortization period for exploration and development costs relating to coal and other hard mineral fossil fuels, (ii) repeal the percentage depletion allowance with respect to coal properties, (iii) repeal capital gains treatment of coal and lignite royalties and (iv) exclude from the definition of domestic production gross receipts all gross receipts derived from the production of coal and other hard mineral fossil fuels. The passage of any legislation effecting changes similar to those in the budget proposal in U.S. federal income tax laws could eliminate certain tax deductions that are currently available with respect to coal exploration and development, and any such change could increase our taxable income and negatively impact the value of an investment in our common stock.

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
In addition to competing with other coal producers, we compete generally with producers of other fuels. In 2016, the electric utility industry accounted for the majority of coal consumption in the U.S. and Canada. The demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, hydro, natural gas and fuel oil as well as alternative sources of energy affects the amount of coal consumed by the electric utility industry. A decrease in coal consumption by the electric utility industry could adversely affect the demand for, and price of, coal, which could negatively impact our results of operations and liquidity. We do not have contracts guaranteeing the purchase of fixed quantities of coal, so revenue can fall even though we have long-term contracts.
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
Any decrease in the aggregate amount of coal exported from the United States and Canada, or any increase in the aggregate amount of coal imported into the United States and Canada, could have a material adverse impact on the demand for our coal, our pricing and our profitability. Ongoing uncertainty in European economies and slowing economies in China, India and Brazil have reduced and may continue to reduce near-term pricing and demand for coal exported from the United States and Canada. The Coal Valley mine primarily supplies premium thermal coal to the Asian export market. Ownership of this mine will increase our exposure to price fluctuations in the international coal market, and a substantial downturn in demand in the Asian market could have a material adverse effect on our financial condition and results of operations.
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
New legislation or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure or our customers’ ability to use coal. New legislation or administrative regulations (or new judicial interpretations or administrative enforcement of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs. These regulations, if proposed and enacted in the future, could have a material adverse effect on our financial condition and results of operations. For additional information regarding specific regulations that impact our operations, see Item 1 - Business - Material Effects of Regulation.
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
GHG emissions have increasingly become the subject of international, national, state, provincial and local attention. Coal-fired power plants can generate large amounts of GHG emissions. Accordingly, legislation or regulation intended to limit GHGs will likely indirectly affect our coal operations by limiting our customers’ demand for our products or reducing the prices we can obtain, and also may directly affect our own power operations. In the United States, the EPA, acting under existing provisions of the federal Clean Air Act has promulgated GHG-related reporting and permitting rules. Portions of the EPA’s GHG permitting rules, which were the subject of litigation by some industry groups and states, were struck down in part by the U.S. Supreme Court, but the EPA’s authority to impose GHG control technologies on a majority of large emissions sources, including coal-fired electric utilities, remain in place. In furtherance of President Obama’s Climate Action Plan announced in June 2013, the EPA issued in August 2015 final standards for GHG emissions from existing fossil-fuel fired power plants, as well as new, modified and reconstructed fossil-fuel fired power plants. The Clean Power Plan sets standards for existing sources as stringent state-specific carbon emission rates to be phased in between 2020 and 2030. The rule would give states the discretion to use a variety of approaches - including cap-and-trade programs - to meet the standard. In February of 2016, however, the Supreme Court issued an order staying the Clean Power Plan pending judicial review of the rule by the U.S. Court of Appeals for the D.C. Circuit as well as potential review by the Supreme Court. The D.C. Circuit issued an expedited briefing schedule for challenges to the rule, and an en banc court heard oral argument on September 27, 2016. However, the Trump Administration has indicated that it plans to repeal the rule and it is uncertain whether it will be replaced. The U.S. Congress has considered, and in the future may again consider, legislation governing GHG emission, including “cap and trade” legislation that would establish a cap on emissions of GHGs covering much of the economy in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. In addition, coal-fired power plants, including new coal-fired power plants or capacity expansions of existing plants, have become subject to opposition by environmental groups seeking to curb the environmental effects of GHG emissions. It is difficult to predict at this time the effect these rules would have on our revenues and profitability. For additional information, see Item 1 - Business - Material Effects of Regulation - U.S. Regulation.
In Canada, in September 2012 the federal government released final regulations for reducing GHG emissions from coal-fired electricity generation through the Canadian CO2 Regulations. The Canadian CO2 Regulations required certain Canadian coal-fired electricity generating units, effective July 1, 2015, to achieve an average annual emissions intensity performance standard of 463 tons of CO2 per gigawatt hour. The performance standard applies to new units commissioned after July 1, 2015 and to units that are considered to have reached the end of their useful life at 50 years from the unit’s commissioning date. All of the customer generating assets currently served by our Canadian mines have annual average CO2 emissions intensity greater than the performance standard other than one of the units at SaskPower’s Boundary Dam Generating Station, which incorporates carbon capture and sequestration technology. New and end-of-life units that incorporate technology for carbon capture and sequestration may apply for a temporary exemption from the performance standard that would remain in effect until 2025, provided that certain implementation milestones are met. Provincial equivalency agreements, under which the Canadian CO2 Regulations would stand down, are being negotiated or discussed with the provinces of Alberta and Saskatchewan. The Canadian coal production in the long-term could be reduced unless certain existing units or new units of the customers served by the Canadian mines are equipped with carbon capture and storage or other technology that achieves the prescribed performance standard, the impact of the Canadian CO2 Regulations is altered by equivalency agreements, or the Canadian CO2 Regulations are changed to lower the performance standard. The impact of the Canadian CO2 Regulations on existing units will vary by location and province.
Various Canadian provincial governments and other regional initiatives are moving ahead with GHG reduction and other initiatives designed to address climate change. For example, under the Climate Change and Emissions Management Act, the Province of Alberta enacted the “Specified Gas Emitters Regulation.” As of January 1, 2008, this enactment requires certain existing facilities with direct emissions of 100,000 metric tons or more of certain specified gases to ensure that the net emissions intensity for a year for an established facility must not exceed 88% of the baseline emissions intensity for the facility. For the 2013 and 2014 compliance periods, Coal Valley mine exceeded 88% of its baseline emissions and was required to contribute to the Climate Change and Emissions Management Fund by purchasing fund credits. For the 2016 compliance period, the preliminary calculations indicate Coal Valley mine will not be required to purchase fund credits and could earn fund credits for future use by coming in under 88% of its baseline emissions. It is also anticipated that emissions intensity at Coal Valley mine will be such that fund credits for future use will be earned, and fund credits will not be required to be purchased. The Government of Alberta has also introduced a complementary Specified Gas Reporting Regulation, which came into force on October 20, 2004. This legislation requires all industrial emitters emitting 50,000 tons or more of CO2 to report their annual GHG emissions in accordance with the specified Gas Reporting Standard published by the Government of Alberta. In Saskatchewan, Bill 126, The Management and Reduction of Greenhouse Gases Act, was passed in 2010 but is not yet proclaimed in force. The legislation provides a framework for the control of GHG emissions by regulated emitters and will be proclaimed once accompanying draft regulations are finalized. In Alberta, the Government commissioned the Alberta Climate Leadership Panel to make policy recommendations for Alberta to enact to combat climate change. On November 20th, 2015, the Alberta Climate Leadership Panel published a report entailing policy recommendations including the shutdown of coal-fired power generation by the year 2030 and changes to the SGE Regulation that would see costs of emissions to large emitters increase as early as 2017. The Government of Alberta has not yet presented legislation related to combating climate change, but the Premier in a press conference has indicated that they will be implementing the shutdown and SGE Regulation changes proposed by the Alberta Climate Leadership Panel. The full effects of any new legislation is unknown until draft legislation is presented by the Alberta Government. See Item 1 - Business - Material Effects of Regulation - Canadian Regulation.
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
The slowing pace at which permits are issued or renewed for new and existing mines in WMLP’s area of operations has materially impacted production in Appalachia. Section 402 National Pollutant Discharge Elimination System permits and Section 404 CWA permits are required to discharge wastewater and dredged or fill material into waters of the United States. WMLP’s surface coal mining operations typically require such permits to authorize activities such as the creation of sediment ponds and the reconstruction of streams and wetlands impacted by its mining operations. Although the CWA gives the EPA a limited oversight role in the Section 404 permitting program, the EPA has recently asserted its authorities more forcefully to question, delay, and prevent issuance of some Section 404 permits for surface coal mining in Appalachia. Currently, significant uncertainty exists regarding the obtaining of permits under the CWA for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits, including the issuance in May 2015 of a final rule revising the definition of regulated waters and the issuance of the Stream Protection Rule by the OSM in December 2016. An inability to obtain the necessary permits to conduct WMLP’s mining operations or an inability to comply with the requirements of applicable permits could reduce WMLP’s production and cash flows, which could adversely affect its business, financial condition and/or results of operations and our cash flow.
Extensive environmental laws, including existing and potential future legislation, treaties and regulatory requirements relating to air emissions other than GHGs, affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline, and could impose additional costs on ROVA.
Our customers, as well as ROVA, are subject to extensive environmental regulations particularly with respect to air emissions other than GHG. Coal contains impurities, including but not limited to sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. The emission of these and other substances is extensively regulated at the federal, state, provincial and local level, and these regulations significantly affect our customers’ ability to use the coal we produce and, therefore, the demand for that coal. The EPA intends to issue or has issued a number of significant regulations that will impose more stringent requirements relating to air, water and waste controls on electric generating units. These rules include the EPA’s final rule for CCR management, announced in December 2014, that further regulates the handling of wastes from the combustion of coal. In April 2014, the U.S. Supreme Court upheld the EPA’s Cross-State Air Pollution Rule, which would require stringent reductions in emissions of nitrogen oxides and sulfur dioxide from power plants in much of the U.S. For more details, see Item 1 - Business - Material Effects of Regulation - Mercury Air Standards and Clean Air Interstate Rule and Cross-State Air Pollution Rule (“CAIR”) and Cross-State Air Pollution Rule. In May 2014, the EPA Administrator signed a final rule that establishes requirements for cooling water intake structures for the withdrawal of cooling water by electric generating plants; the rule is anticipated to affect over 500 power plants.
Considerable uncertainty is associated with air emissions initiatives, and it is unclear how the Trump Administration will approach both previous rules and new rulemakings. New regulations are in the process of being developed, and many existing and potential regulatory initiatives are subject to review by federal or state agencies or the courts. Stringent air emissions limitations are already in place, and these limitations will likely require significant emissions control expenditures for many coal-fired power plants. For example, the owners of Units 3 & 4, adjacent to our Colstrip mine, are getting considerable pressure from environmental groups to install Selective Catalytic Reduction (“SCR”) technology. Should the owners be forced by the EPA to install such technology, the capital requirements could make the continued operation of the two units unsustainable. As a result, Colstrip and other similarly-situated power plants may switch to other fuels that generate fewer of these emissions or may install more effective pollution control equipment that reduces the need for low-sulfur coal. Any switching of fuel sources away from coal, closure of existing coal-fired power plants, or reduced construction of new coal-fired power plants could have a material adverse effect on demand for, and prices received for, our coal. Alternatively, less stringent air emissions limitations, particularly related to sulfur, to the extent enacted, could make low-sulfur coal less attractive, which could also have a material adverse effect on the demand for, and prices received for, our coal.
The regulation of air emissions in Canada may also reduce the demand for the products of the operations we acquired in the acquisition of the Canadian mines. Specifically, the Alberta Environmental Protection and Enhancement Act (“EPEA”) and its Canadian Environmental Protection Act, 1999 (“CEPA, 1999”) and the provision for the reporting of pollutants via the National Pollutant Release Inventory (“NPRI”), could also have a significant effect on the customers of our Canadian mines, which in turn could, over time, significantly reduce the demand for the coal produced from those mines.
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
Regulatory authorities can enforce these and other environmental laws through administrative orders to control, prevent or stop a certain activity; administrative penalties for violating certain environmental laws; and judicial proceedings. If environmental regulatory burdens continue to increase for our Canadian customers, as a result of policy changes or increased regulatory reform relating to the substances reported, it could potentially affect customer operations and demand for coal.

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

Risks Related to Acquisitions
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
On October 1, 2014, SJGS reached an agreement with the New Mexico agencies, non-governmental organizations, and the EPA to shut down two of its power generating units by December 31, 2017 to comply with requirements under the Clean Air Act. Under the same agreement, SJGS also agreed to install selective non-catalytic reduction (“SNCR”) emission control technology on its two units that will remain active, with the deadline for that installation at the end of 2016. Following the shutdown of the units, four of SJGS’s nine owning utilities will cease ownership, with PSNM and Tucson Electric expected to remain as the primary customers of the station. In August 2015, the parties agreed to modifications to the original agreement. The modifications did not alter provisions requiring installation of SNCR or shut down of two of the units, but it did include a commitment by PSNM to make a filing before the New Mexico PRC demonstrating the ongoing economic viability of SJGS beyond 2022. This agreement has not yet been approved by the New Mexico PRC. As a result of these developments, we expect that SJGS’s demand for coal produced by the San Juan mine will decrease significantly, which will negatively impact our results of operations and financial condition unless we are able to find a suitable alternative customer for the coal produced by the San Juan mine. Because the San Juan mine is a mine-mouth facility, we may have difficulty identifying customers.
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
In connection with the acquisitions of San Juan, Buckingham, WMLP and Canadian mines, we assumed the risk of unknown, and certain known, liabilities. We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with these acquisitions or for costs associated with known liabilities that exceed our estimates. Under the various purchase arrangements relating to these acquisitions, there may not be recourse to indemnification should we discover a previously unknown liability, whether material or immaterial.
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

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations and functions; and

•	identifying the potential unknown liabilities associated with these acquisitions.
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
Furthermore, the anticipated benefits and synergies of acquisitions are based on assumptions and current expectations, with limited actual experience, and assume that we will successfully integrate and reallocate resources without unanticipated costs and that our efforts will not have unforeseen or unintended consequences. In addition, our ability to realize the benefits and synergies of the acquisitions could be adversely impacted to the extent that relationships with existing or potential customers, suppliers or the workforce is adversely affected as a consequence of these acquisitions, as a result of further weakening of global economic conditions, or by practical or legal constraints on our ability to successfully integrate operations.
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
The operations we acquired with the Buckingham and San Juan mines primarily consist of underground mines. Underground mining operations are generally subject to more stringent safety and health standards than surface mining operations. More stringent state and federal mine safety laws and regulations have included increased sanctions for non-compliance. Future workplace accidents are likely to result in more stringent enforcement and possibly the passage of new laws and regulations. Our re-entry into underground mining operations will subject us to increased regulatory scrutiny and increased costs of regulatory compliance.

ITEM 1B	— UNRESOLVED STAFF COMMENTS.
None.

ITEM 2	— PROPERTIES.
See Item 1 - Business - Properties for specific information relating to our mining operations, properties and reserves.

ITEM 3	— LEGAL PROCEEDINGS.
We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and may result in a negative impact on income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results. See Note 20 - Commitments And Contingencies to the consolidated financial statements for a description of our pending legal proceedings, which information is incorporated herein by reference.

ITEM 4	— MINE SAFETY DISCLOSURE.
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations or other regulatory matters, as required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 - Mine Safety Disclosure to this report on Form 10-K.

PART II

ITEM 5	— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is listed and traded on the NASDAQ Global Market under the symbol WLB.
Holders
As of March 24, 2017, there were 1,055 holders of record of our common stock.
The following table shows the range of sales prices for our common stock for the past two years, as reported by the NASDAQ Global Market.

	Sales Prices Common Stock
	High	Low
2015
First Quarter	$35.30	$23.13
Second Quarter	$30.92	$20.46
Third Quarter	$20.90	$11.12
Fourth Quarter	$16.14	$4.17

2016
First Quarter	$8.05	$3.44
Second Quarter	$10.03	$6.15
Third Quarter	$10.44	$7.49
Fourth Quarter	$19.92	$8.26
Dividend Policy
Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock for some time and we do not anticipate paying any common stock dividends in the near future. In addition, the 8.75% Notes, the Term Loan, San Juan Loan and the Revolver agreement restrict our ability to pay dividends on, or make other distributions in respect of, our capital stock unless we are able to meet certain ratio tests or other financial requirements. Should we be permitted to pay dividends pursuant to such instruments, the payment of such dividends will be dependent upon earnings, financial condition and other factors considered relevant by our board of directors and will be subject to limitations imposed under Delaware law.
Securities Authorized for Issuance Under Equity Compensation Plans
The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information set forth in Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters contained herein.
Issuer Purchase of Equity Securities
During 2016, we did not make any purchases of our common shares and no such purchases were made on our behalf.
Stock Performance Graph
The following performance graph compares the cumulative total stockholder return on our common stock for the five-year period December 31, 2011 through December 31, 2016 with (i) the cumulative total return over the same period of the NASDAQ Financial Index, (ii) the cumulative total return over the same period of the SPDR S&P Metals and Mining Index, and (iii) our former and current peer group index, which consisted of Alliance Resource Partners LP, Arch Coal, Cloud Peak Energy, Consol Energy, and Peabody Energy. The graph assumes that:

•	You invested $100 in Westmoreland Coal common stock and in each index at the closing price on December 31, 2011;

•	All dividends were reinvested;

•	Annual re-weighting of the peer group indices; and

•	You continued to hold your investment through December 31, 2016.

You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance. The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN[1]

Among Westmoreland Coal Company, the NASDAQ Financial Index, the SPDR S&P Metals & Mining Index, and the Peer Group

300
200
100
–
12/11
12/12
12/13
12/14
12/15
12/16
100
118
93
81
73
167
88
151
82
260
176
66
63
187
46
33
17
237
139
67
45
Westmoreland Coal Company
NASDAQ Financial Index
SPDR S&P Metals & Mining Index
2016 Peer Group

1. Includes reinvestment of dividends.

	At December 31,
Company/Market/Peer Group	2011	2012	2013	2014	2015	2016
Westmoreland Coal Company	$100.00	$73.25	$151.29	$260.47	$46.12	$138.59
NASDAQ Financial Index	$100.00	$117.82	$167.48	$175.94	$187.32	$236.94
SPDR S&P Metals and Mining Index (2)	$100.00	$93.40	$88.37	$66.04	$32.67	$67.31
Peer Group Index(3)	$100.00	$80.78	$81.69	$63.39	$16.53	$45.37
(2) In 2015, we used the NYSE MKT Composite Index. In 2016, we switched to SPDR S&P Metals and Mining Index as it was more representative of investor return within the mining industry.
(3) 2016 and 2015 Peer Groups: Alliance Resource Partners LP, Arch Coal, Cloud Peak Energy, Consol Energy, and Peabody Energy

ITEM 6	— SELECTED FINANCIAL DATA.
Westmoreland Coal Company and Subsidiaries
The following tables set forth selected historical consolidated financial data, for the periods and as of the dates indicated, that should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto included in Item 8 - Financial Statements and Supplementary Data of this Form 10-K. We derived the consolidated statements of operations and cash flow data for the years ended December 31, 2016, 2015, and 2014 and our consolidated balance sheet data as of December 31, 2016 and 2015 from our audited financial statements included in Item 8 - Financial Statements and Supplementary Data of this Form 10-K. Periods prior to December 31, 2016 have been restated to correct errors identified in previously issued consolidated financial statements. Please refer to Note 2 - Restatement Of Previously Issued Consolidated Financial Statements and Note 22 - Quarterly Financial Data (Unaudited) to the consolidated financial statements contained in Item 8 - Financial Statements and Supplementary Data of this Form 10-K. The consolidated statements of operations and cash flow data for the years ended December 31, 2013 and 2012 and our consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been revised and restated to reflect the impact of the adjustments resulting from the revision and the restatement, but such restated data has not been audited. Our historical results are not necessarily indicative of future results.

	2016(5)	2015	2014(5)	2013	2012
		Restated	Restated	Restated	Restated
Consolidated Statements of Operations Information	(In thousands, except per share amounts)
Revenues	$1,477,960	$1,419,518	$1,131,000	$686,055	$609,410
Operating income (loss)(1)	38,130	(145,696)	(48,664)	20,319	21,366
Net loss applicable to common shareholders(2)	(27,101)	(213,645)	(176,684)	(9,204)	(16,092)
Per common share (basic and diluted):
Loss from continuing operations	$(1.56)	$(12.24)	$(11.09)	$(0.78)	$(1.51)
Net loss applicable to common shareholders	(1.47)	(11.93)	(11.08)	(0.64)	(1.15)
Consolidated Balance Sheet Information (end of period)
Net property, plant and equipment	$835,521	$746,842	$986,603	$538,946	$564,368
Total assets(3)	1,584,909	1,415,979	1,740,389	881,427	874,859
Total debt(3)	1,109,066	1,020,179	959,312	322,459	342,570
Total deficit	(690,117)	(662,901)	(400,876)	(236,119)	(329,428)
Other Consolidated Data
Net cash provided by (used in):
Operating activities	$151,934	$45,562	$50,353	$80,717	$57,144
Investing activities	(155,694)	(70,801)	(432,772)	(21,897)	(123,534)
Financing activities	40,122	36,723	338,706	(29,320)	67,217
Capital expenditures	46,132	77,921	50,326	28,591	21,032
Adjusted EBITDA(4)	271,855	222,832	187,669	127,634	114,195
Tons sold	54,685	53,334	44,849	24,927	21,745
____________________

(1)	Includes:

a.	Asset impairment charges of $136.2 million in 2015, comprised of $133.1 million at ROVA and $3.1 million at Coal Valley.

b.	Derivative (gain)/loss of $(24.1) million, $5.6 million and $31.1 million in 2016, 2015 and 2014, respectively.

c.	Restructuring charges of $0.7 million, $15.0 million and $5.1 million in 2015, 2014 and 2013, respectively.

(2)
Includes income tax benefit of $46.1 million in 2016 from the acquisition of the San Juan mine. In 2015, this line item included an income tax benefit of $19.9 million from the amalgamation of our Canadian entities into Prairie Mines & Royalty ULC. Also includes Loss on extinguishment of debt of $5.4 million, $49.2 million, $0.1 million and $2.0 million in 2015, 2014, 2013 and 2012, respectively.

(3)
Due to the adoption of ASU 2015-03 on January 1, 2016 and ASU 2015-17 on December 31, 2015, total assets for years shown are presented net of current deferred tax assets as well as debt discounts and unamortized debt issuance costs. Further, in conjunction with the adoption of ASU 2015-03, total debt for years shown are also presented net of debt discounts and unamortized debt issuance costs.

(4)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of Item 6 - Selected Financial Data.

(5)
On April 28, 2014, we completed the Canadian Acquisition. On December 31, 2014, we acquired WMLP. On January 31, 2016, we acquired the San Juan mine. Our results of operations, balance sheets, and other consolidated data include the acquired entities subsequent to their respective dates of acquisition.

We did not declare cash dividends on common shares for the five years ended December 31, 2016. The financial data presented above should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, which includes a discussion of factors that materially affect the comparability of the information presented, and in conjunction with our consolidated financial statements included in this report.

Five-Year Review Restatement Reconciliations
For the years ended 2015 and 2014, see Note 2 - Restatement Of Previously Issued Consolidated Financial Statements to the consolidated financial statements for a reconciliation between amounts previously reported and now restated on the five-year review table. The following table reconciles previously reported amounts to restated amounts for the years 2013 and 2012:

	2014			2013			2012
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statements of Operations Information	(In thousands, except per share data)
Revenues	$1,115,992	$15,008	$1,131,000	$674,686	$11,369	$686,055	$600,437	$8,973	$609,410
Operating income (loss)	(42,975)	(5,689)	(48,664)	25,362	(5,043)	20,319	28,872	(7,506)	21,366
Net loss applicable to common shareholders	(173,118)	(3,568)	(176,686)	(6,057)	(3,147)	(9,204)	(8,586)	(7,506)	(16,092)
Per common share (basic and diluted):
Loss from continuing operations	$(10.86)	$(0.23)	$(11.09)	$(0.56)	$(0.22)	$(0.78)	$(0.97)	$(0.54)	$(1.51)
Net loss applicable to common shareholders	(10.86)	(0.22)	(11.08)	(0.42)	(0.22)	(0.64)	(0.61)	(0.54)	(1.15)
Consolidated Balance Sheet Information (end of period)
Net property, plant and equipment	$927,662	$58,941	$986,603	$490,036	$48,910	$538,946	$512,840	$51,528	$564,368
Total assets	1,791,020	(50,631)	1,740,389	929,307	(47,880)	881,427	917,696	(42,837)	874,859
Total debt	959,312	—	959,312	322,459	—	322,459	342,570	—	342,570
Total deficit	(349,445)	(51,431)	(400,876)	(187,879)	(48,240)	(236,119)	(286,231)	(43,197)	(329,428)
Other Consolidated Data
Net cash provided by (used in):
Operating activities	$50,353	$—	$50,353	$80,717	$—	$80,717	$57,144	$—	$57,144
Investing activities	(432,772)	—	(432,772)	(21,897)	—	(21,897)	(123,534)	—	(123,534)
Financing activities	338,706	—	338,706	(29,320)	—	(29,320)	67,217	—	67,217
Capital expenditures	50,326	—	50,326	28,591	—	28,591	21,032	—	21,032
Adjusted EBITDA	175,351	12,318	187,669	116,265	11,369	127,634	105,432	8,763	114,195
Tons sold	44,849	—	44,849	24,927	—	24,927	21,745	—	21,745
Reconciliation of Adjusted EBITDA to Net Loss
EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization and accretion expense. Adjusted EBITDA is defined as EBITDA before certain charges to income such as restructuring, impairment, debt extinguishment, foreign exchange and derivative losses and/or gains which are not considered part of earnings from operations for comparison purposes to other companies’ normalized income. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and as a basis for strategic planning and forecasting and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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
Neither EBITDA nor Adjusted EBITDA is a measure calculated in accordance with GAAP. The items excluded from EBITDA and Adjusted EBITDA are significant in assessing our operating results. EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under GAAP. For example, EBITDA and Adjusted EBITDA:

•	do not reflect our cash expenditures or future requirements for capital and major maintenance expenditures or contractual commitments;

•	do not reflect income tax expenses or the cash requirements necessary to pay income taxes;

•	do not reflect changes in, or cash requirements for, our working capital needs; and

•	do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on certain of our debt obligations.
In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Other companies in our industry and in other industries may calculate EBITDA and Adjusted EBITDA differently from the way that we do, limiting their usefulness as comparative measures. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only as supplemental data. The tables below show how we calculated Adjusted EBITDA, including a breakdown by segment, and reconcile Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA to Net Loss	For the Years Ended December 31,
	2016	2015	2014	2013	2012
		Restated	Restated	Restated	Restated
	(In thousands)
Net loss	$(28,872)	$(219,095)	$(176,746)	$(11,274)	$(21,168)

Income tax (benefit) expense	(48,059)	(19,890)	23	(6,678)	90
Interest income	(7,435)	(7,993)	(6,400)	(1,366)	(1,496)
Interest expense	121,819	101,311	82,320	39,937	42,677
Depreciation, depletion and amortization	185,267	140,328	109,361	74,430	63,699
Accretion of ARO	40,423	38,892	31,028	21,894	21,904
Amortization of intangible assets and liabilities	(810)	(1,010)	138	665	658
EBITDA	262,333	32,543	39,724	117,608	106,364

Restructuring charges	—	656	14,989	5,078	—
Loss (gain) on foreign exchange	715	(3,674)	4,016	—	—
Loss on impairment	—	136,210	—	—	—
Loss on extinguishment of debt	—	5,385	49,154	64	1,986
Acquisition related costs(1)	568	5,959	26,785	—	—
Customer payments received under loan and lease receivables(2)	13,064	27,128	12,388	—	—
Derivative loss (gain)	(24,055)	5,587	31,100	—	—
Loss (gain) on sale/disposal of assets and other adjustments	11,646	5,290	3,431	(438)	(195)
Share-based compensation	7,584	7,748	6,082	5,322	6,040
Adjusted EBITDA	$271,855	$222,832	$187,669	$127,634	$114,195
Increase to Adjusted EBITDA arising from restatement included above(3)	$6,138	$6,166	$12,318	$11,369	$8,763
__________________

(1)
Includes acquisition and transition costs included in Selling and administrative on the Consolidated Statements of Operations and the impact of cost of sales related to the sale of inventory written up to fair value in the acquisition of the Canadian mines.

(2)
Represents a return of and on capital. These amounts are not included in operating income or operating cash flows, as the capital outlays are treated as loan and lease receivables, but are included within Adjusted EBITDA so that the cash received by the Company is treated consistently with all other contracts within the Company that do not result in loan and lease receivable accounting.

(3)
2016 includes $3.7 million from the first three quarters of the year which were restated, as well as a $2.4 million impact in the fourth quarter of 2016 arising from consistent application of the revised accounting.

ITEM 7	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis contains forward-looking statements and estimates that involve risks and uncertainties. Actual results could differ materially from these estimates. Factors that could cause or contribute to differences from estimates include those discussed under Cautionary Note Regarding Forward-Looking Statements and Item 1A - Risk Factors.
This discussion should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Restatement of Consolidated Financial Statements
As discussed in the Explanatory Note to this Form 10-K and Note 2 - Restatement Of Previously Issued Consolidated Financial Statements to the consolidated financial statements, this Form 10-K restates the Company’s previously issued consolidated financial statements and related disclosures in Item 8 - Financial Statements and Supplementary Data to reflect the correction of certain errors. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of this restatement.
Overview

See Item 1 - Business - Overview and Item 1 - Business - Segment Information for a general description of our business and our business segments.
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

Recent Developments
Lost Contracts
See Item 1 - Business - Coal - U.S. Segment Properties for a description of contracts lost or for which the length of coal supply terms were shortened.
Entry into Substitute Energy Purchase Agreement
See Item 1 - Business - Power Segment for a description of the Amending Agreement affecting our ROVA Consolidated Agreement.

Results of Operations
2016 Compared to 2015
Summary
The following table shows the comparative consolidated results and changes between periods:

	Year Ended December 31,
		Restated	Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Revenues	$1,478.0	$1,419.5	$58.5	4.1%
Net loss applicable to common shareholders	(27.1)	(213.6)	186.5	87.3%
Adjusted EBITDA(1)	271.9	222.8	49.1	22.0%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net income (loss) in Item 6 - Selected Financial Data.

Consolidated revenue increased due to $184.4 million in revenue generated by San Juan, offset by softness at other locations. Our net loss improved by $186.5 million due to the following:

•	$136.2 million of impairment from 2015 that didn’t occur in 2016;

•
$14.1 million increase in operating income from WMLP due to lower fuel and labor costs at our Ohio mines and the impact of cost savings initiatives at our Kemmerer mine which are expected to continue into the future;

•	$29.6 million improvement in derivative gain/loss;

•	$28.3 million more in income tax benefit from the first quarter release of our valuation allowance on our net operating loss deferred tax asset arising from the San Juan Acquisition; and

•	$20.5 million increase in interest expense due to our higher debt levels arising from the San Juan Acquisition offset the above improvements to income.

Consolidated Adjusted EBITDA increased as a result of strong operating results in our Coal - U.S. and Coal - WMLP segments slightly offset by lower loan and lease receivable payments in our Coal - Canada segment.
Coal - U.S. Segment Operating Results
The following table summarizes key metrics for the Coal - U.S. segment. As a result of the Kemmerer Drop, results for all periods presented reflect the Kemmerer mine as part of the Coal - WMLP segment and not part of the Coal - U.S. segment.

	Year Ended December 31,
		Restated	Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Revenues	$651.7	$552.7	$99.0	17.9%
Operating income (loss)	(8.1)	2.2	(10.3)	*
Adjusted EBITDA(1)	126.6	77.1	49.5	64.2%
Tons sold—millions of equivalent tons	24.1	22.5	1.6	7.1%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) in Item 6 - Selected Financial Data.
* Not meaningful
Revenue increased as a result of $184.4 million in revenue generated by San Juan. This increase was offset by decreases from the expected expiration of certain contracts as well as cost reduction initiatives at cost plus mines leading to corresponding decreases in revenue. Operating income and Adjusted EBITDA grew primarily as a result of contributions from San Juan of $24.5 million and $54.0 million, respectively.

Coal - Canada Segment Operating Results

	Year Ended December 31,
		Restated	Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Revenues	$415.6	$430.4	$(14.8)	(3.4)%
Operating income	39.1	36.8	2.3	6.3%
Adjusted EBITDA(1)	88.4	105.7	(17.3)	(16.4)%
Tons sold—millions of equivalent tons	22.8	22.9	(0.1)	(0.4)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) in Item 6 - Selected Financial Data.
Revenue decreased primarily as a result of a weaker Canadian Dollar compared to the prior year. Whether this decrease persists in future periods is dependent upon fluctuations in the Canadian and U.S. Dollar exchange rate. Revenue also decreased because of additional plant downtime in 2016 versus 2015 and decreased tons sold on certain contracts. The decrease in Adjusted EBITDA was driven by accelerated loan and lease receivable payments received in the second and third quarters of 2015 that returned to normal levels in 2016. In addition, the segment encountered record rainfall creating less efficient operating conditions at some facilities and less tons sold as a result.
Coal - WMLP Segment Operating Results
The following table summarizes key metrics for the Coal - WMLP segment. As a result of the Kemmerer Drop, results for all periods presented reflect the Kemmerer mine as part of the Coal - WMLP segment and not part of the Coal - U.S. segment.

	Year Ended December 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Revenues	$349.3	$388.6	$(39.3)	(10.1)%
Operating income (loss)	8.9	(5.2)	14.1	*
Adjusted EBITDA(1)	79.3	66.1	13.2	20.0%
Tons sold—millions of equivalent tons	7.8	7.9	(0.1)	(1.3)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) in Item 6 - Selected Financial Data.
* Not meaningful
Revenue decreased primarily as a result of continued pricing softness in Ohio. Whether this decrease persists in future years is dependent upon fluctuations in market demand in the region. Operating income and Adjusted EBITDA increased primarily due to lower fuel and labor costs at our Ohio mines and the impact of cost savings initiatives at our Kemmerer mine which are expected to continue into the future.
Power Segment Operating Results

	Year Ended December 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Revenues	$86.6	$84.4	$2.2	2.6%
Operating income (loss)	28.5	(146.9)	175.4	*
Adjusted EBITDA(1)	3.6	0.7	2.9	414.3%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) in Item 6 - Selected Financial Data.
* Not meaningful
Operating loss improved to income in 2016 due to a $133.1 million asset impairment charge taken in 2015 that did not occur in 2016. Operating loss also improved due to a gain on our power derivative of $24.1 million during 2016 compared to a loss of $5.6 million during 2015, as well as $9.9 million lower depreciation expense in 2016 as a result of the fourth quarter 2015 impairment charge.
Nonoperating Results
Our interest expense for 2016 increased by $20.5 million compared to 2015 primarily due to higher debt levels from the San Juan Loan. Our income tax benefit increased by $28.2 million in 2016 due to the release of certain deferred tax asset valuation allowances arising from the San Juan acquistion, discussed further in Note 19 - Income Tax to the consolidated financial statements.
2015 Compared to 2014
Summary
The following table shows the comparative consolidated results and changes between periods:

	Year Ended December 31,
	Restated	Restated	Increase / (Decrease)
	2015	2014	$	%
	(In millions)
Revenues	$1,419.5	$1,131.0	$288.5	25.5%
Net loss applicable to common shareholders	(213.6)	(176.7)	36.9	20.9%
Adjusted EBITDA(1)	222.8	187.7	35.1	18.7%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to income (loss) in Item 6 - Selected Financial Data.
Our 2015 revenues and Adjusted EBITDA increased primarily due to the Canadian, WMLP and Buckingham acquisitions. Our net loss applicable to common shareholders for 2015 increased by $36.9 million due to the ROVA and Coal Valley impairment of $136.2 million in 2015 which was more than completely offset by the following income improvements:
•$43.8 million less of extinguishment of debt loss;
•$25.5 million improvement of derivative gain/loss;
•$20.8 million less of acquisition and transition costs from the Canadian and WMLP acquisitions;
•$14.3 million less in restructuring charges;
•$11.2 million less of interest incurred before close of transaction;
•$19.9 million of income tax benefit rather than an immaterial expense; and
•$7.7 million improvement in foreign exchange gain/loss and other.
The remaining increase in net loss during 2015 when compared to 2014 was due to operating losses in our Coal - WMLP segment as a result of challenging market and mining conditions described in the Coal - WMLP Segment Operating Results section below.
Coal - U.S. Segment Operating Results
The following table summarizes key metrics for the Coal - U.S. segment. As a result of the Kemmerer Drop, results for all periods presented reflect the Kemmerer mine as part of the Coal - WMLP segment and not part of the Coal - U.S. segment.

	Year Ended December 31,
	Restated	Restated	Increase / (Decrease)
	2015	2014	$	%
	(In millions)
Revenues	$552.7	$486.5	$66.2	13.6%
Operating income (loss)	2.2	(7.7)	9.9	*
Adjusted EBITDA(1)	77.1	78.3	(1.2)	(1.5)%
Tons sold—millions of equivalent tons	22.5	23.9	(1.4)	(5.9)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to income (loss) in Item 6 - Selected Financial Data.
* Not meaningful

Our 2015 Coal - U.S. segment revenues increased primarily due to the Buckingham Acquisition which was completed on January 1, 2015. For the year ended December 31, 2015, revenues for Buckingham were $80.5 million and operating losses were $3.2 million. Both operating income and Adjusted EBITDA increased due to strong 2015 first-half revenue and cost control at our Absoloka mine. However, growth in revenue, operating income, and Adjusted EBITDA was pressured in 2015 as a result of mild weather and unexpected customer outages.
Coal - Canada Segment Operating Results

	Year Ended December 31,
	Restated	Restated	Increase / (Decrease)
	2015	2014	$	%
	(In millions)
Revenues	$430.4	$388.7	$41.7	10.7%
Operating income (loss)	36.8	(5.7)	42.5	*
Adjusted EBITDA(1)	105.7	76.4	29.3	38.4%
Tons sold—millions of equivalent tons	22.9	16.6	6.3	38.0%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) in Item 6 - Selected Financial Data.
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
Coal - WMLP Segment Operating Results
The following table summarizes key metrics for the Coal - WMLP segment. As a result of the Kemmerer Drop, results for all periods presented reflect the Kemmerer mine as part of the Coal - WMLP segment and not part of the Coal - U.S. segment:

	Year Ended December 31,
			Increase / (Decrease)
	2015	2014	$	%
	(In millions)
Revenues	$388.6	$170.5	$218.1	127.9%
Operating income (loss)	(5.2)	26.5	(31.7)	*
Adjusted EBITDA(1)	66.1	48.3	17.8	36.9%
Tons sold—millions of equivalent tons	7.9	4.4	3.5	79.5%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) in Item 6 - Selected Financial Data.
* Not meaningful

Revenues increased as a result of the WMLP acquisition on December 31, 2014. Operating income turned to operating loss in 2015 due to challenging market conditions at the Ohio locations in which there was a 1.6 million, or 28.6%, decrease in tons sold. This decrease may continue in future years depending on fluctuations in market demand in the region. Decreases in segment operating income were also due to difficult mining conditions at the Kemmerer mine, which experienced an unusually large amount rainfall in mid-2015, causing temporary slowed production. Weather conditions are inherently unpredictable and, similarly, difficult mining conditions may continue to occur periodically at Kemmerer and other mines.

Power Segment Operating Results

	Year Ended December 31,
			Increase / (Decrease)
	2015	2014	$	%
	(In millions)
Revenues	$84.4	$85.3	$(0.9)	(1.1)%
Operating loss	(146.9)	(35.0)	111.9	319.7%
Adjusted EBITDA(1)	0.7	6.7	(6.0)	(89.6)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net income (loss) in Item 6 - Selected Financial Data.
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
Nonoperating Results
Our interest expense for 2015 increased by $19.0 million compared to 2014 primarily due to higher debt levels. In 2015, we also incurred a $5.4 million loss on early extinguishment of debt due to the early repayment of approximately $94.1 million of our Term Loan in connection with the receipt of proceeds from the Kemmerer Drop, down from $49.2 million in early extinguishment of debt losses in 2014 as described above. Our income tax benefit increased by $19.9 million in 2015 due to the release of certain deferred tax asset valuation allowances in Canada.

Liquidity and Capital Resources
Our liquidity at December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
	(In millions)
Cash and cash equivalents	$60.1	$22.9
Revolver availability	36.3	28.2
Total	$96.4	$51.1
We conduct our operations through subsidiaries. We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash that flow to the parent company are distributions from our operating subsidiaries. The cash at all of our subsidiaries is immediately available, except Westmoreland Risk Management, Inc. (“WRMI”), the Westmoreland San Juan Entities, and WMLP. The cash at our captive insurance entity, WRMI, is available to us through dividends and is subject to maintaining a $250 thousand statutory minimum level of capital. The cash at the Westmoreland San Juan Entities is governed as described in Note 10 - Debt And Lines Of Credit to the consolidated financial statements. The cash at WMLP may become available to us through distributions under certain circumstances described below under WMLP Series A Units and WMLP Series B Units, but is not available to us on a regular basis. We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
WMLP Series A Units
We own the entire class of Series A Convertible Units in WMLP (“Series A Units”), which were issued in connection with the Kemmerer Drop. Series A Units have the right to share in distributions on a pro-rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Units may, at the election of WMLP’s Board of Directors, be Paid-In-Kind (“PIK”) in the form of Series A PIK Units, which also share in future distributions as Series A Units. To the extent any portion of the quarterly distribution with respect to Series A Units is paid in Series A PIK Units, the distribution to the holders of incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units.

WMLP Series B Units
In October 2016, the Company exchanged its 4,512,500 common units in WMLP for 4,512,500 Series B Convertible Units in WMLP (“Series B Units”). The Series B Units do not share in distributions with the common units and are convertible on a one-for-one basis into common units on the day after the record date for a cash distribution on the common units in which WMLP is unable to make a distribution equal to the previous quarter’s distribution without exceeding its restricted payment basket under the WMLP Term Loan and the WMLP Revolver. The Series B Units will also convert automatically upon a change of control or a dissolution or liquidation of WMLP. The Series B Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series B Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series B Units in relation to other classes of partnership interests or as required by law. As the Series B Units do not share in distributions with the common units, we will not receive quarterly cash distributions from WMLP unless and until the Series B Units are converted to common units.
Debt Obligations
See Note 10 - Debt And Lines Of Credit to the consolidated financial statements for a description of our different debt facilities.
Covenant Compliance
We are in compliance with all covenants and conditions under our long-term debt agreements as of December 31, 2016. Our continuing ability to meet our obligations and comply with these financial covenants depends on our ability to generate adequate cash flows. Based on our quarterly projections, including the impact of lost or diminished coal sales at certain of our mines, we anticipate that we will maintain compliance with the financial covenants and have sufficient liquidity to meet our obligations as they become due within one year after the date of the filing of our Annual Report.
Restricted Group and Unrestricted Group Results
Under the indenture governing the 8.75% Notes, the Term Loan, San Juan Loan and the Revolver, Westmoreland San Juan, LLC, Westmoreland Resources GP, LLC, WMLP and all of WMLP’s subsidiaries are designated as “unrestricted subsidiaries” (the “Unrestricted Group”). All of our other subsidiaries are restricted subsidiaries (the “Restricted Group”). Only the Restricted Group provides credit support for our obligations under the 8.75% Notes, the Term Loan and the Revolver. The Unrestricted Group is not subject to any of the restrictive covenants in the 8.75% Notes, the Term Loan or the Revolver. Conversely, the Restricted Group are not obligors of the WMLP Term Loan or San Juan Loan and such indebtedness is non-recourse to the Restricted Group and its assets. See Exhibit 21.1 - Subsidiaries of the Registrant for an organizational chart illustrating Restricted and Unrestricted entities.
The 8.75% Notes require summary information for the Restricted and Unrestricted Groups provided as follows:

	Restricted Group	Unrestricted Group	Total
	(In millions)
Balance sheet information as of December 31, 2016
Cash and cash equivalents	$21.4	$38.7	$60.1
Total current assets	243.2	134.5	377.7
Total assets	929.1	655.8	1,584.9
Total current liabilities	241.9	137.4	379.3
Total debt	693.1	416.0	1,109.1
Total liabilities	1,634.3	640.7	2,275.0

Statement of operations information for the year ended December 31, 2016
Revenues	$944.3	$533.7	$1,478.0
Operating costs and expenses	939.5	500.3	1,439.8
Operating income	4.8	33.4	38.2
Other income and expenses	(58.7)	(56.4)	(115.1)
Loss before income taxes	(53.9)	(23.0)	(76.9)
Income tax benefit	(48.1)	—	(48.1)
Net loss	(5.8)	(23.0)	(28.8)
Less net loss attributable to noncontrolling interest	—	(1.8)	(1.8)
Net loss attributable to the Parent company	$(5.8)	$(21.2)	(27.0)
Adjusted EBITDA	$138.6	$133.3	271.9

Non-guarantor Restricted Subsidiaries’ Results
The 8.75% Notes requires summary information for Absaloka Coal, LLC, WRMI, Westmoreland Canada LLC, the Canadian subsidiaries and our Netherlands subsidiary (collectively, the “Non-Guarantor Restricted Subsidiaries”) as follows:

	December 31, 2016	Percent of Consolidated Total
	(In thousands)
Total assets	$747,068	47.1%
Total debt	$30,440	2.7%
Total liabilities	$222,433	9.8%

	Year Ended December 31, 2016	Percent of Consolidated Total
Revenues	$415,593	28.1%
Adjusted EBITDA	$89,225	32.8%
Our non-guarantor Canadian Subsidiaries had availability of up to $20 million under the Canadian tranche of the Revolver as of December 31, 2016.
Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by our heritage health and pension obligations as follows:

	2017 Expected	2016 Actual	2015 Actual	2014 Actual
	(In millions)
Postretirement medical benefits	$12.8	$13.2	$13.7	$11.8
Combined benefit fund premiums	1.4	1.6	1.8	2.0
Workers’ compensation benefits	0.4	0.4	0.4	0.4
Total heritage health payments	$14.6	$15.2	$15.9	$14.2

Pension contributions	$0.8	$0.3	$0.7	$4.1
Historical Sources and Uses of Cash
Our net cash provided by (used in) operating, investing, and financing activities are as follows:

	Years Ended December 31,
	2016	2015
	(In millions)
Cash provided by (used in):
Operating activities	$151.9	$45.6
Investing activities	(155.7)	(70.8)
Financing activities	40.1	36.7
For the twelve months ended December 31, 2016, our operating activities generated $151.9 million in cash flows as a result of our continued execution on our mine mouth strategy. Investing activities used $155.7 million in cash, including $121.0 million used to acquire the San Juan mine. Financing activities provided $40.1 million in cash, most notably $122.3 million in borrowings to finance the San Juan Acquisition. This was offset by $43.9 million in repayments of long-term debt including two $15.0 million payments on the San Juan Loan and the remainder primarily being comprised of capital lease repayments.
Asset Retirement Obligations and Related Assets Available to Fund Obligations
Our asset retirement obligations and related reclamation deposits and reclamation bond collateral are as follows:

	Asset Retirement Obligations	Reclamation Deposits	Restricted Investments and Bond Collateral
	(In thousands)
Coal - U.S.	$309,019	$74,362	$16,695
Coal - Canada	121,730	—	52,273
Coal - WMLP	52,177	—	37,741
Power	1,115	—	—
Other restricted investments:
Power derivative collateral (ROVA)	—	—	22,200
Other	—	—	16,004
Total	$484,041	$74,362	$144,913

Other restricted investments include various investments not associated with reclamation obligations. Certain customer contracts also require that the customer pay us for reclamation obligations. A total of $172.3 million of the asset retirement obligations will be reimbursed. Reclamation spend, net of customer receipts for reclamation, was $29.1 million for the twelve months ended December 31, 2016.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2016 and the effects we expect such obligations to have on liquidity and cash flow in future periods are as follows:

	Payments Due by Period
	Total	2017	2018-2019	2020-2021	After 2021
	(In millions)
Long-term debt obligations (principal and interest)	$1,444.4	$147.3	$498.7	$448.4	$350.0
Capital lease obligations (principal and interest)	59.0	35.3	17.1	5.0	1.6
Operating lease obligations	30.9	9.6	13.5	2.7	5.1
Purchase obligations	17.1	16.5	0.6	—	—
Reclamation obligations(1)	1,020.1	39.9	140.5	149.8	689.9
Other long-term liabilities(2)	727.8	20.2	43.2	45.3	619.1
Totals	$3,299.3	$268.8	$713.6	$651.2	$1,665.7
 _____________________

(1)	Future commitments for reclamation obligations are shown at undiscounted amounts.

(2)
Represents benefit payments for our postretirement medical benefits, black lung, workers’ compensation, and combined benefit fund plans, as well as contributions for our defined benefit pension plans. Shown at undiscounted amounts.

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 1 - Summary Of Significant Accounting Policies to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.
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
Postretirement Medical Benefits
We have an obligation to provide postretirement medical benefits to our former employees and their dependents. Detailed information related to this liability is included in Note 11 - Postretirement Medical Benefits to the consolidated financial statements. Our liability for our employees’ postretirement medical benefit costs is recorded on our consolidated balance sheets in amounts equal to the actuarially determined liability, as this obligation is not funded. We use various assumptions including the discount rate and future cost trends, to estimate the cost and obligation for this item. Annually, Westmoreland determines discount rates for its retirement benefit plans using our third party actuary’s yield curve which is based on high quality U.S. corporate bonds. The discount rate is calculated as the single effective rate that produces the equivalent benefit obligation as that determined when discounting future liability cash flows using spot rates from the yield curve. Our discount rates at December 31, 2016 ranged from 3.90% - 4.45% compared to a range of 4.10% - 4.65% at December 31, 2015.
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
The Patient Protection and Affordable Care Act (“PPACA”) could potentially impact these benefits. The PPACA has both short-term and long-term implications on healthcare benefit plan standards. Implementation of this legislation is planned to occur in phases extending through 2018. We will continue to evaluate the impact of the PPACA in future periods as additional information, interpretations and guidance become available.
Below we have provided a sensitivity analysis to demonstrate the significance of the health care cost trend rate assumptions in relation to reported amounts.

	Postretirement Medical Benefits
Health Care Cost Trend Rate	1% Increase	1% Decrease
	(In millions)
Effect on service and interest cost components	$2.8	$(2.1)
Effect on postretirement medical benefit obligation	$43.0	$(35.0)
Pension Benefits
We have an obligation to provide pension benefits to our former employees and their dependents. Detailed information related to this liability is included in Note 12 - Pension And Other Saving Plans to the consolidated financial statements. Our liability for our employees’ pension benefit costs is recorded on our consolidated balance sheets in amounts equal to the actuarially determined liability, as this obligation is not fully funded. We use various assumptions including the discount rate and future cost trends, to estimate the cost and obligation for this item. Annually, Westmoreland determines discount rates for its retirement benefit plans using our third party actuary’s yield curve which is based on high quality U.S. corporate bonds. The discount rate is calculated as the single effective rate that produces the equivalent benefit obligation as that determined when discounting future liability cash flows using spot rates from the yield curve. Our discount rates at December 31, 2016 ranged from 3.60% - 4.05% compared to a range of 3.90% - 4.25% at December 31, 2015.
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
As of December 31, 2016, the Company had significant deferred tax assets. The deferred tax assets include U.S. federal, state and foreign NOLs, AMT credit carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income. The Company has determined that since its net deductible temporary differences will not reverse for the foreseeable future, and it is unable to forecast that it will have regular taxable income when they do reverse, a full valuation allowance is required for these deferred tax assets.
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
When indicators of impairment are present, the Company evaluates its long-lived assets for recoverability by comparing the estimated undiscounted cash flows expected to be generated by those assets under various assumptions to their carrying amounts. If such undiscounted cash flows indicate that the carrying value of the asset group is not recoverable, impairment losses are measured by comparing the estimated fair value of the asset group to its carrying amount. Fair value is generally determined through the use of an expected present value technique based on the income approach. The estimated future cash flows and underlying assumptions used to assess recoverability and, if necessary, measure the fair value of the Company’s long-lived asset groups are derived from those developed in connection with the Company’s planning and budgeting process. Our estimated future cash flows for our ROVA asset group also utilize projected power prices in addition to the estimated cash flows developed by our planning and budgeting process. The Company believes its assumptions to be consistent with those a market participant would use for valuation purposes.
For the year ended December 31, 2015 we recorded an impairment charge of $133.1 million related to our ROVA asset group, which is comprised of property, plant, and equipment used to generate electricity in our Power segment primarily as a result of a continued decline in forecasted power prices. We also recorded a $3.1 million impairment charge related to certain long-lived assets at our Coal Valley mine due primarily to continued decreases in coal prices in the export market that the mine serves. No such impairments were recorded in 2016.
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
Recent Accounting Pronouncements
See Note 1 - Summary Of Significant Accounting Policies to the consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact on our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include financial instruments with off-balance sheet risk such as bank letters of credit and performance or surety bonds. We utilize surety bonds and letters of credit issued by financial institutions to third parties to assure the performance of our obligations relating to reclamation, workers’ compensation, postretirement medical benefits, and other obligations. These arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements. A summary of the items specified above as of December 31, 2016 is as follows:

	Reclamation Obligations	Workers’ Compensation Obligations	Post Retirement Medical Benefit Obligations	Other	Total
	(In millions)
Surety bonds	$637.8	$9.1	$9.1	$13.1	$669.1
Letters of credit	—	—	—	14.4	14.4
	$637.8	$9.1	$9.1	$27.5	$683.5

ITEM 7A	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk, which includes adverse changes in commodity prices and interest rates, credit risk, and foreign currency exchange risk.
Commodity Price Risk
We are exposed to commodity price risk on sales of power at our ROVA facility. We have entered into derivative contracts to purchase power in the future at fixed prices. Such derivative contracts are structured to manage our exposure to changing power prices and not for trading. For the year ended December 31, 2016, we incurred a gain related to these derivative contracts of $24.1 million and for the year ended December 31, 2015, we incurred a loss of $5.6 million. Since any resales which we may make in the open market under these derivative contracts would be made at prevailing market prices, we may be subject to further losses under these hedging arrangements in the event that the market price for power falls below the level of our hedged position. Based on current market pricing trends, we may experience further losses under these hedging arrangements before the market price for power regains a level which is commensurate with our hedged position. If these trends continue, these losses could continue to adversely impact our results of operations and cash flows, and anticipated future cash losses are likely to be material. A sensitivity analysis has been performed to determine the incremental effect on future earnings related to open derivative instruments at December 31, 2016. A hypothetical 10 percent decrease in future power prices would decrease future earnings related to derivatives by $12.2 million. Similarly, a hypothetical 10 percent increase in future power prices would increase future earnings related to derivatives by $12.2 million.
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
For our coal contracts which are not cost protected, we have exposure to price risk for supplies that are used in the normal course of production such as diesel fuel and explosives. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time to time. At December 31, 2016, we had fuel supply contracts outstanding with a minimum purchase requirement of 9.4 million gallons of diesel fuel for 2017. These contracts qualify for the normal purchase normal sale exception under hedge accounting.
Interest Rate Risk
We are exposed to market risk associated with interest rates due to our existing indebtedness that is indexed to either prime rate or LIBOR. We have not historically used interest rate hedging instruments to manage our interest rate risk. A decrease of 100 basis point would not have an effect on our interest expense. The following table shows the effect an increase of 100 basis points in the interest rates would have on our interest expense based on interest rates as of December 31, 2016 (in millions):

Debt with Interest Rates that Fluctuate Based on Changes in Market Rates	Outstanding Debt Balance	Annualized Increase to Interest Expense
Term Loan	$323.9	$3.2
San Juan Loan	$95.0	$1.1
WMLP Term Loan	$306.2	$3.8
Credit Risk
We are exposed to credit loss in the event of non-performance by our counterparties. We attempt to manage this exposure by entering into agreements with counterparties that meet our credit standards and that are expected to fully satisfy their obligations under the contracts. These steps may not always be effective in addressing counterparty credit risk.
Foreign Currency Exchange Rate Risk
We are exposed to the effects of changes in exchange rates primarily from the Canadian dollar at our Canadian operations. To address the risks arising from adverse changes in foreign currency exchange rates from our planned cash flows in the Canadian Acquisition we entered into various derivative contracts in 2014. All decisions on derivative contracts are authorized and executed pursuant to our policies and procedures, which do not allow the use of financial instruments for trading purposes. There were no foreign currency derivative contracts outstanding as of December 31, 2016 and 2015.

ITEM 8	— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Westmoreland Coal Company and subsidiaries
We have audited the accompanying consolidated balance sheets of Westmoreland Coal Company and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westmoreland Coal Company and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the December 31, 2015 and 2014 consolidated financial statements and schedule have been restated to correct errors in the Company’s accounting for reclamation receivables, with related effects on revenues, expenses and mineral rights, as well as other immaterial adjustments.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2017 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
March 28, 2017

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
	(In thousands)
Assets		Restated
Current assets:
Cash and cash equivalents	$60,082	$22,936
Receivables:
Trade	140,731	134,141
Loan and lease receivables	5,867	6,157
Other	13,261	11,627
	159,859	151,925
Inventories	125,515	122,156
Other current assets	32,258	16,103
Total current assets	377,714	313,120
Property, plant and equipment:
Land and mineral rights	744,253	576,313
Plant and equipment	873,685	790,677
	1,617,938	1,366,990
Less accumulated depreciation, depletion and amortization	782,417	620,148
Net property, plant and equipment	835,521	746,842
Loan and lease receivables	44,474	49,313
Advanced coal royalties	18,722	19,781
Reclamation deposits	74,362	77,364
Restricted investments and bond collateral	144,913	140,807
Investment in joint venture	26,951	27,374
Intangible assets, net of accumulated amortization of $4.6 million at December 31, 2016 and $15.9 million at December 31, 2015	28,199	29,190
Other assets	34,053	12,188
Total Assets	$1,584,909	$1,415,979
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	December 31, 2016	December 31, 2015
	(In thousands)
Liabilities and Shareholders’ Deficit		Restated
Current liabilities:
Current installments of long-term debt	$86,272	$38,852
Revolving lines of credit	—	1,970
Accounts payable and accrued expenses:
Trade and other accrued liabilities	142,233	109,985
Interest payable	22,458	15,527
Production taxes	44,995	46,895
Postretirement medical benefits	14,892	13,855
Deferred revenue	15,253	10,715
Asset retirement obligations	32,207	40,571
Other current liabilities	20,964	31,056
Total current liabilities	379,274	309,426
Long-term debt, less current installments	1,022,794	979,357
Workers’ compensation, less current portion	4,499	5,068
Excess of black lung benefit obligation over trust assets	17,594	17,220
Postretirement medical benefits, less current portion	308,709	285,518
Pension and SERP obligations, less current portion	43,982	44,808
Deferred revenue, less current portion	16,251	24,613
Asset retirement obligations, less current portion	451,834	379,192
Intangible liabilities, net of accumulated amortization of $10.8 million at December 31, 2016 and $9.8 million at December 31, 2015	2,402	3,470
Other liabilities	27,687	30,208
Total liabilities	2,275,026	2,078,880
Shareholders’ deficit:
Common stock of $0.01 par value
Authorized 30,000,000 shares; Issued and outstanding 18,570,642 at December 31, 2016 and 18,162,148 at December 31, 2015	186	182
Other paid-in capital	248,143	240,721
Accumulated other comprehensive loss	(179,072)	(174,270)
Accumulated deficit	(757,367)	(730,266)
Total shareholders’ deficit	(688,110)	(663,633)
Noncontrolling interests in consolidated subsidiaries	(2,007)	732
Total deficit	(690,117)	(662,901)
Total Liabilities and Deficit	$1,584,909	$1,415,979
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
		Restated	Restated
Revenues	$1,477,960	$1,419,518	$1,131,000
Cost, expenses and other:
Cost of sales	1,156,687	1,175,849	930,268
Depreciation, depletion and amortization	185,267	140,328	109,361
Selling and administrative	108,560	95,554	82,304
Heritage health benefit expenses	11,777	14,573	13,388
Loss (gain) on sales of assets	(1,124)	4,866	1,232
Loss on impairment	—	136,210	—
Restructuring charges	—	656	14,989
Derivative (gain) loss	(24,055)	5,587	31,100
Income from equity affiliates	(5,591)	(5,409)	(3,159)
Other operating loss (income)	8,309	(3,000)	181
	1,439,830	1,565,214	1,179,664
Operating income (loss)	38,130	(145,696)	(48,664)
Other income (expense):
Interest expense	(121,819)	(101,311)	(82,320)
Loss on extinguishment of debt	—	(5,385)	(49,154)
Interest income	7,435	7,993	6,400
Gain (loss) on foreign exchange	(715)	3,674	(4,016)
Other income	38	1,740	1,031
	(115,061)	(93,289)	(128,059)
Loss before income taxes	(76,931)	(238,985)	(176,723)
Income tax expense (benefit)	(48,059)	(19,890)	23
Net loss	(28,872)	(219,095)	(176,746)
Less net loss attributable to noncontrolling interest	(1,771)	(5,453)	(921)
Net loss attributable to the Parent company	(27,101)	(213,642)	(175,825)
Less preferred stock dividend requirements	—	3	859
Net loss applicable to common shareholders	$(27,101)	$(213,645)	$(176,684)
Net loss per share applicable to common shareholders:
Basic and diluted	$(1.47)	$(11.93)	$(11.08)
Weighted average number of common shares outstanding:
Basic and diluted	18,486	17,905	15,941
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
		Restated	Restated
Net loss	$(28,872)	$(219,095)	$(176,746)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains, pension	4,361	1,886	1,508
Adjustments to accumulated actuarial gains (losses) and transition obligations, pension	3,010	160	(24,793)
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	1,259	1,308	18
Adjustments to accumulated actuarial gains (losses), postretirement medical benefits	(22,066)	7,322	(19,442)
Tax effect of other comprehensive income gains	—	(3,335)	161
Change in foreign currency translation adjustment	8,983	(51,866)	(18,190)
Unrealized and realized gains (losses) on available-for-sale securities	(345)	(1,738)	413
Other comprehensive loss, net of income taxes	(4,798)	(46,263)	(60,325)
Comprehensive loss	(33,670)	(265,358)	(237,071)
Less: Comprehensive loss attributable to noncontrolling interest	(1,767)	(5,453)	(921)
Comprehensive loss attributable to common shareholders	$(31,903)	$(259,905)	$(236,150)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Deficit
Years Ended December 31, 2014, 2015 and 2016

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2013, as previously reported	159,960	$160	14,592,231	$36,479	$134,861	$(63,595)	$(295,784)	$—	$(187,879)
Cumulative effect of restatement adjustments	—	—	—	—	—	(4,087)	(44,153)	—	(48,240)
Balance at December 31, 2013 (Restated)	159,960	$160	14,592,231	36,479	134,861	(67,682)	(339,937)	—	(236,119)
Preferred dividends declared	—	—	—	—	—	—	(859)	—	(859)
Common stock issued as compensation	—	—	47,386	116	5,966	—	—	—	6,082
Common stock options exercised	—	—	35,000	88	662	—	—	—	750
SARs exercised	—	—	16,130	40	(40)	—	—	—	—
Conversion of preferred stock	(68,291)	(68)	466,537	1,168	(1,100)	—	—	—	—
Common stock issued to pension plan assets	—	—	46,323	117	1,824	—	—	—	1,941
Offering shares	—	—	1,684,507	4,211	52,262	—	—	—	56,473
Issuance of restricted stock	—	—	214,663	537	(3,383)	—	—	—	(2,846)
Westmoreland Resource Partners, LP acquisition	—	—	—	—	—	—	—	10,774	10,774
Change in WMLP ownership percentage	—	—	—	—	(5,408)	—	—	5,408	—
Net loss (Restated)	—	—	—	—	—	—	(175,825)	(921)	(176,746)
Other comprehensive loss (Restated)	—	—	—	—	—	(60,325)	—	—	(60,325)
Balance at December 31, 2014 (Restated)	91,669	92	17,102,777	42,756	185,644	(128,007)	(516,621)	15,261	(400,875)
Preferred dividends declared	—	—	—	—	—	—	(3)	—	(3)
WMLP distributions	—	—	—	—	—	—	—	(797)	(797)
Common stock issued as compensation	—	—	269,567	100	7,648	—	—	—	7,748
Conversion of convertible notes and securities	(91,669)	(92)	604,557	1,511	(1,738)	—	—	—	(319)
Issuance of restricted stock	—	—	185,247	408	(3,705)	—	—	—	(3,297)
Change in WMLP ownership percentage	—	—	—	—	8,279	—	—	(8,279)	—
Change in par value of common stock from $2.50 to $0.01	—	—	—	(44,593)	44,593	—	—	—	—
Net loss (Restated)	—	—	—	—	—	—	(213,642)	(5,453)	(219,095)
Other comprehensive loss (Restated)	—	—	—	—	—	(46,263)	—	—	(46,263)
Balance at December 31, 2015 (Restated)	—	—	18,162,148	182	240,721	(174,270)	(730,266)	732	(662,901)
WMLP distributions	—	—	—	—	—	—	—	(972)	(972)
Common stock issued as compensation	—	—	342,353	3	7,581	—	—	—	7,584
Issuance of restricted stock	—	—	66,141	1	(159)	—	—	—	(158)
Net loss	—	—	—	—	—	—	(27,101)	(1,771)	(28,872)
Other comprehensive loss	—	—	—	—	—	(4,802)	—	4	(4,798)
Balance at December 31, 2016	—	$—	18,570,642	$186	$248,143	$(179,072)	$(757,367)	$(2,007)	$(690,117)
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:		Restated	Restated
Net loss	$(28,872)	$(219,095)	$(176,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	185,267	140,328	109,361
Accretion of asset retirement obligation	40,423	38,892	31,028
Share-based compensation	7,584	7,748	6,082
Non-cash interest expense	9,215	6,857	—
Amortization of deferred financing costs	11,537	10,601	3,481
Loss on extinguishment of debt	—	4,445	49,154
(Gain) loss on derivative instruments	(24,055)	5,587	31,100
Loss (gain) on foreign exchange	715	(3,674)	4,016
Loss on impairment	—	136,210	—
Income from equity affiliates	(5,591)	(5,409)	(3,159)
Distributions from equity affiliates	6,914	7,057	4,042
Deferred income taxes benefit	(46,142)	(17,961)	(642)
Other	(2,705)	(146)	5,597
Changes in operating assets and liabilities:
Receivables	(4,430)	1,987	(403)
Inventories	13,033	1,800	45,335
Accounts payable and accrued expenses	10,505	(5,447)	(24,858)
Interest payable	5,131	(5,569)	(12,905)
Deferred revenue	(7,370)	(13,094)	(12,246)
Other assets and liabilities	13,227	(19,613)	14,738
Asset retirement obligations	(32,452)	(25,942)	(22,622)
Net cash provided by operating activities	151,934	45,562	50,353
Cash flows from investing activities:
Additions to property, plant and equipment	(46,132)	(77,921)	(50,326)
Change in restricted investments	(1,238)	(28,670)	(52,514)
Cash payments in escrow for future acquisitions	—	34,000	(34,000)
Cash payments related to acquisitions and other	(120,992)	(32,529)	(352,635)
Cash acquired related to acquisition, net	—	2,780	8,173
Proceeds from sales of assets	7,695	2,224	38,740
Proceeds from the sale of restricted investments	—	15,532	8,677
Receipts from loan and lease receivables	8,987	21,954	8,039
Payments related to loan and lease receivables	(2,164)	(5,654)	(5,682)
Other	(1,850)	(2,517)	(1,244)
Net cash used in investing activities	(155,694)	(70,801)	(432,772)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	122,250	199,359	1,315,947
Repayments of long-term debt	(70,370)	(148,071)	(955,177)
Borrowings on revolving lines of credit	423,500	201,746	25,000
Repayments on revolving lines of credit	(425,500)	(209,351)	(15,424)
Debt issuance costs and other refinancing costs	(8,784)	(8,132)	(88,144)
Proceeds from issuance of common shares	—	—	56,473
Other	(974)	1,172	31
Net cash provided by financing activities	40,122	36,723	338,706
Effect of exchange rate changes on cash	784	(2,806)	(3,139)
Net increase (decrease) in cash and cash equivalents	37,146	8,678	(46,852)
Cash and cash equivalents, beginning of year	22,936	14,258	61,110
Cash and cash equivalents, end of year	$60,082	$22,936	$14,258
Supplemental disclosures of cash flow information:
Cash paid for interest	$96,290	$72,972	$85,047
Cash paid for income taxes	1,316	434	117
Non-cash transactions:
Accrued purchases of property and equipment	6,496	3,766	11,740
Capital leases and other financing sources	27,355	15,232	15,599
See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Westmoreland Coal Company, or the Company, Westmoreland, WCC, or the Parent, is an energy mining company with our principal activities conducted within the United States and Canada. Our U.S. operations include the production and sale of coal from mines in Montana, North Dakota, Wyoming, New Mexico, Texas, and Ohio and the ownership of the Roanoke Valley power plants, or ROVA, in North Carolina. Our Canadian operations include the production and sale of coal from six surface mines in Alberta and Saskatchewan, selling char to the barbecue briquette industry, and a 50% interest in an activated carbon plant, which produces activated carbon for the removal of mercury from flue gas.
Consolidation Policy
The Consolidated Financial Statements of Westmoreland Coal Company include the accounts of the Company and its controlled subsidiaries. The Company provides for noncontrolling interests in consolidated subsidiaries in which the Company’s ownership is less than 100%. All intercompany accounts and transactions have been eliminated.
Investments in unconsolidated affiliates that the Company has the ability to exercise significant influence over, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its proportionate share of the entity’s net income or loss at each reporting period in Income from equity affiliates on the Consolidated Statement of Operations with a corresponding entry to increase or decrease the carrying value of the investment. The Company’s 50% interest in the Estevan Activated Carbon Joint Venture is accounted for under the equity method of accounting.
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
Trade Receivables
Trade receivables are recorded at the invoiced amount and generally do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2016 or 2015.
Loan and Lease Receivables

The Company periodically executes loans and finance leases at the Genesee mine with its only customer for purposes of funding capital expenditures and working capital requirements. Finance lease and loan receivables are measured at their carrying value at the inception of the arrangement. Lease payments received are comprised of a repayment of principal and finance income. Finance income is recognized based on the interest rate implicit in the finance lease. We recognize finance income over periods between three and twenty-seven years, which reflect a constant periodic return on our net investment in the finance lease.
Inventories
Inventories include materials and supplies, which are carried at historical cost less an obsolescence reserve when necessary, and coal, which is carried at the lower of cost or market. Cost of coal is determined using the average cost method and includes labor, supplies, equipment, depreciation, depletion, amortization, operating overhead and other related costs.
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
Coal reserves, mineral rights and mine development costs are depleted based upon estimated proven and probable reserves. Long-term spare parts inventory begins depreciation when placed in service. Plant and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives as follows:

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
Deferred Longwall Costs
The Company defers the direct costs associated with longwall moves, including longwall set-up costs, supplies and refurbishment costs of longwall equipment. These deferred costs are expensed on a units-of-production basis into cost of coal produced (excluding depreciation, amortization and depletion) over the panel benefited by these costs, which has historically approximated one year.
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
When indicators of impairment are present, the Company evaluates its long-lived assets for recoverability by comparing the estimated undiscounted cash flows expected to be generated by those assets under various assumptions to their carrying amounts. If such undiscounted cash flows indicate that the carrying value of the asset group is not recoverable, impairment losses are measured by comparing the estimated fair value of the asset group to its carrying amount. Fair value is generally determined through the use of an expected present value technique based on the income approach. The estimated future cash flows and underlying assumptions used to assess recoverability and, if necessary, measure the fair value of the Company’s long-lived asset groups are derived from those developed in connection with the Company’s planning and budgeting process. Our estimated future cash flows for our ROVA asset group also utilize projected power prices in addition to the estimated cash flows developed by our planning and budgeting process. The Company believes its assumptions to be consistent with those a market participant would use for valuation purposes.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Reclamation Deposits
Certain of the Company’s customers have pre-funded a portion of expected reclamation costs. Amounts received from customers and held on deposit are recorded as Reclamation deposits.
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
Pneumoconiosis (Black Lung) Benefits
The Company is self-insured for federal and state black lung benefits for former Heritage employees and has established an independent trust to pay these benefits. The Company accounts for these benefits on the accrual basis. An independent actuary annually calculates the present value of the accumulated black lung obligation. The underfunded status in 2016 and 2015 of the Company’s obligation is included as Excess of black lung benefit obligation over trust assets in the accompanying consolidated balance sheets. Actuarial gains and losses are recognized in the period in which they arise.

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
The Company estimates its ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. These estimates are based on projected pit configurations and are escalated for inflation, and then discounted at a credit-adjusted risk-free rate. The Company records mineral rights associated with the initial recorded liability. Mineral rights are amortized based on the units of production method over the estimated proven and probable reserves at the related mine, and the ARO liability is accreted to the projected settlement date. Changes in estimates could occur due to revisions of mine plans, changes in estimated costs, and changes in timing of the performance of reclamation activities.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Deferred Financing Costs
The Company capitalizes costs incurred in connection with establishment of credit facilities and issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the debt security or term of the credit facility using the effective interest method. These amounts are recorded in the accompanying consolidated balance sheets in Other assets in the case of credit facilities and in the case of debt securities in Long-term debt as a direct deduction of the carrying amount of the debt security, consistent with debt discounts.
Revenue Recognition
Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and the collection of funds is reasonably assured.
Coal Revenues
The Company generally recognizes revenue from the sale of coal at the time title passes to the customer in accordance with the terms of the underlying sales agreement. The point that title passes varies by agreement. Under our sales agreements, title transfer points include upon loading to truck or rail, upon delivery by truck or rail, upon loading to conveyor belt, upon delivery from conveyor belt, and upon delivery to stockpile. Coal revenue is recognized based on the pricing contained in the contracts in place at the time that title passes. Certain of our coal contracts require that the customer reimburse us for reclamation expenditures when incurred. On the delivery of coal these reimbursements are generally not yet fixed or determinable. Accordingly, these reimbursements are not recognized as revenue until they become fixed or determinable, which generally occurs when reclamation expenditures are incurred. Reclamation expenditures may be incurred and the associated revenue related to reimbursements may be recognized during periods of coal delivery, or in some instances, may continue to be incurred and recognized for several years after coal deliveries have been completed.
Power Revenues
ROVA supplies power it produces and generates revenues from such deliveries, as well as through the settlement of related purchased power arrangements. A portion of the payment under the power sales agreement is considered to be an operating lease. The Company is recognizing amounts previously invoiced as revenue on a straight-line basis over the remaining term of the power sales agreement.
Other Operating Income (Loss)
Other operating loss (income) in the accompanying Consolidated Statement of Operations reflects items of income or loss from sources other than coal or power revenues. The Company recognizes other operating income when business interruption losses have been incurred and reimbursement is realized or realizable. Insurance proceeds are included in Net cash provided by operating activities when received.
Share-Based Compensation
Share-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award. These costs are recorded in Cost of sales and Selling and administrative expenses in the accompanying consolidated results of operations.
Derivatives
The Company enters into financial derivatives to manage exposure to fluctuations in foreign currency exchange rates and power prices. The Company does not utilize derivative financial instruments for trading purposes or for speculative purposes. The Company’s derivative instruments are recorded at fair value with changes in fair value recognized in the Consolidated Statement of Operations at the end of each period in Gain (loss) on foreign exchange or Derivative (gain) loss.
Foreign Exchange Transactions
Amounts held and transactions denominated in foreign currencies other than the operating unit’s functional currency give rise to foreign exchange gains and losses which are included within Gain (loss) on foreign exchange.
Foreign Currency Translation
The functional currency of the Company’s Canadian operations is the Canadian dollar. The Company’s Canadian operations’ assets and liabilities are translated at period end exchange rates, and revenues and costs are translated using average exchange rates for the period. Foreign currency translation adjustments are reported in Other comprehensive loss.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Reclassifications
Certain amounts in prior periods have been reclassified to conform with current year presentation, with no effect on previously reported net loss, cash flows or shareholders’ deficit.
Recently Adopted Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-15 - Statement of Cash Flows (Accounting Standards Codification, or “ASC,” Topic 230): Classification of Certain Cash Receipts and Cash Payments, which requires an entity to elect either the cumulative earnings approach or the nature of the distribution approach when determining the classification of cash inflows from equity method investments on the statement of cash flows. For our Activated Carbon 50/50 joint venture accounted for under the equity method of accounting, we have elected to use the nature of the distribution approach. Under this approach, distributions are reported under operating cash flows unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the joint venture’s sale of assets), in which case it is reported as an investing activity. The Company adopted this standard on September 30, 2016.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this standard on January 1, 2016 and retrospectively applied the guidance to prior periods. The adoption of this standard resulted in the reclassification of $25.5 million of unamortized debt issuance costs from the non-current asset, Other assets, to a reduction of Long-term debt, less current installments on the Consolidated Statement of Financial Position as of December 31, 2015.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures if substantial doubt exists. The standard became effective for us for annual and interim periods on December 31, 2016 when we adopted it.
Accounting Pronouncements Effective in the Future
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is designed to address simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the effect adopting this guidance will have on our consolidated financial statements and footnote disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires companies leasing assets to recognize on their balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on contracts longer than one year. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. How leases are recorded on the balance sheet represents a significant change from previous GAAP guidance in Topic 840. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. The impact of leases reported in the Company’s operating results and statement of cash flows are expected to be similar to previous GAAP.
ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. Adoption of the new lease accounting standard will require the Company to apply the new standard to the earliest period using a modified retrospective approach. The Company is currently in the process of evaluating the impact of the new standard, including the evaluation of the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance, however, at this time is unable to determine the impact this standard will have on the financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This standard is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the effect adopting this guidance will have on our consolidated financial statements and footnote disclosures.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory which simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the effect adopting this guidance will have on our consolidated financial statements and footnote disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Company intends to adopt the amended guidance as of January 1, 2018.
In March, April, May, and December 2016, the FASB issued the following updates, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. These standards must be adopted concurrently upon the adoption of ASU 2014-09. We are currently evaluating the potential effects of adopting the provisions of these updates.

•	ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•	ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing;

•	ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and

•	ASU No. 2016-19, Technical Corrections and Improvements
During 2016, the Company established an implementation team to develop a multi-phase plan to assess the Company’s business and contracts, as well as any changes to processes or systems to adopt the requirements of the new standard. The team is in the process of developing its conclusions on several aspects of the standard including principal versus agent considerations, identification of performance obligations and the determination of when control of goods and services transfers to the Company’s customers.
Under the new standard, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have not concluded which transition method we will elect, but we currently anticipate using the full retrospective approach.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
On February 24, 2017, we determined that we would restate previously issued financial statements and related disclosures to correct errors related to our January 1, 2003 adoption of FASB Statement No. 143, Asset Retirement Obligations (currently Accounting Standards Codification 410-20, Asset Retirement Obligations). On adoption of this policy we incorrectly recorded reclamation receivables representing contractual reimbursements the Company will receive from certain customers during our completion of final reclamation for our asset retirement obligations. We concluded these reclamation receivables should have been recorded as mineral rights and depleted on a units-of-production basis, cash received on performance of final reclamation should have been recorded as revenue, and cost of sales should have been recognized to reflect accretion of the asset retirement obligation liability. We also corrected certain classification errors whereby costs incurred at the acquired Canadian mines were recorded as selling and administrative costs that under conformity with the parent company policy should have been reflected in cost of sales. We reclassified $17.4 million and $18.2 million from selling and administrative expenses to cost of sales for the year ended December 31, 2015, and 2014, respectively. Other immaterial prior period errors have also been corrected.
Accordingly, we are restating: (i) our consolidated balance sheet as of December 31, 2015 and our consolidated statements of operations and comprehensive loss and statements of cash flows for the years ended December 31, 2015 and December 31, 2014; and (ii) our unaudited quarterly financial information for 2016 and 2015. Restatement adjustments attributable to fiscal years 2003 through 2014 are reflected as a net adjustment to retained earnings as of January 1, 2014.
Financial statements pertaining to Schedule I - Parent Company Information have also been restated including our condensed balance sheet as of December 31, 2015 and our condensed statements of operations and comprehensive loss and condensed statements of cash flows for the years ended December 31, 2015 and December 31, 2014.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Restated Consolidated Balance Sheets

The following table summarizes the impact of the restatement on our previously reported consolidated balance sheet (in thousands, except share and per share data):

	December 31, 2015
Assets	As Reported	Adjustments	Restated
Current assets:
Cash and cash equivalents	$22,936	$—	$22,936
Receivables:
Trade	134,141	—	134,141
Loan and lease receivables	6,157	—	6,157
Contractual third-party reclamation receivables	8,020	(8,020)	—
Other	11,598	29	11,627
	159,916	(7,991)	151,925
Inventories	121,858	298	122,156
Other current assets	16,103	—	16,103
Total current assets	320,813	(7,693)	313,120
Property, plant and equipment:
Land and mineral rights	476,447	99,866	576,313
Plant and equipment	790,677	—	790,677
	1,267,124	99,866	1,366,990
Less accumulated depreciation, depletion and amortization	554,008	66,140	620,148
Net property, plant and equipment	713,116	33,726	746,842
Loan and lease receivables	49,313	—	49,313
Advanced coal royalties	19,781	—	19,781
Reclamation deposits	77,364	—	77,364
Restricted investments and bond collateral	140,807	—	140,807
Contractual third-party reclamation receivables, less current portion	86,915	(86,915)	—
Investment in joint venture	27,374	—	27,374
Intangible assets, net of accumulated amortization of $15.9 million at December 31, 2015	29,190	—	29,190
Other assets	12,188	—	12,188
Total Assets	$1,476,861	$(60,882)	$1,415,979

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Restated Consolidated Balance Sheets (Continued)

	December 31, 2015
Liabilities and Shareholders’ Deficit	As Reported	Adjustments	Restated
Current liabilities:
Current installments of long-term debt	$38,852	$—	$38,852
Revolving lines of credit	1,970	—	1,970
Accounts payable and accrued expenses:
Trade and other accrued liabilities	109,850	135	109,985
Interest payable	15,527	—	15,527
Production taxes	46,895	—	46,895
Postretirement medical benefits	13,855	—	13,855
Deferred revenue	10,715	—	10,715
Asset retirement obligations	43,950	(3,379)	40,571
Other current liabilities	31,056	—	31,056
Total current liabilities	312,670	(3,244)	309,426
Long-term debt, less current installments	979,357	—	979,357
Workers’ compensation, less current portion	5,068	—	5,068
Excess of black lung benefit obligation over trust assets	17,220	—	17,220
Postretirement medical costs, less current portion	285,518	—	285,518
Pension and SERP obligations, less current portion	44,808	—	44,808
Deferred revenue, less current portion	24,613	—	24,613
Asset retirement obligations, less current portion	375,813	3,379	379,192
Intangible liabilities, net of accumulated amortization of $9.8 million at December 31, 2015	3,470	—	3,470
Other liabilities	30,208	—	30,208
Total liabilities	2,078,745	135	2,078,880
Shareholders’ deficit:
Common stock of $0.01 par value as of December 31, 2015
Authorized 30,000,000 shares; Issued and outstanding 18,162,148 shares at December 31, 2015	182	—	182
Other paid-in capital	240,721	—	240,721
Accumulated other comprehensive loss	(171,300)	(2,970)	(174,270)
Accumulated deficit	(672,219)	(58,047)	(730,266)
Total shareholders’ deficit	(602,616)	(61,017)	(663,633)
Noncontrolling interests in consolidated subsidiaries	732	—	732
Total deficit	(601,884)	(61,017)	(662,901)
Total Liabilities and Deficit	$1,476,861	$(60,882)	$1,415,979

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Restated Consolidated Statements of Operations

The following tables summarize the impact of the restatement on our previously reported statements of consolidated operations (in thousands, except per share data):

	Years Ended December 31,
	2015			2014
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues	$1,411,048	$8,470	$1,419,518	$1,115,992	$15,008	$1,131,000
Cost, expenses and other:
Cost of sales	1,145,443	30,406	1,175,849	899,930	30,338	930,268
Depreciation, depletion and amortization	131,491	8,837	140,328	100,778	8,583	109,361
Selling and administrative	112,972	(17,418)	95,554	100,528	(18,224)	82,304
Heritage health benefit expenses	14,573	—	14,573	13,388	—	13,388
Loss on sale/disposal of assets	4,866	—	4,866	1,232	—	1,232
Loss on impairment	136,210	—	136,210	—	—	—
Restructuring charges	656	—	656	14,989	—	14,989
Derivative loss	5,587	—	5,587	31,100	—	31,100
Income from equity affiliates	(5,409)	—	(5,409)	(3,159)	—	(3,159)
Other operating loss (income)	(3,000)	—	(3,000)	181	—	181
	1,543,389	21,825	1,565,214	1,158,967	20,697	1,179,664
Operating loss	(132,341)	(13,355)	(145,696)	(42,975)	(5,689)	(48,664)
Other income (expense):
Interest expense	(104,215)	2,904	(101,311)	(84,234)	1,914	(82,320)
Loss on extinguishment of debt	(5,385)	—	(5,385)	(49,154)	—	(49,154)
Interest income	7,993	—	7,993	6,400	—	6,400
Gain (loss) on foreign exchange	3,674	—	3,674	(4,016)	—	(4,016)
Other income	1,740	—	1,740	1,031	—	1,031
	(96,193)	2,904	(93,289)	(129,973)	1,914	(128,059)
Loss before income taxes	(228,534)	(10,451)	(238,985)	(172,948)	(3,775)	(176,723)
Income tax expense (benefit)	(19,767)	(123)	(19,890)	232	(209)	23
Net loss	(208,767)	(10,328)	(219,095)	(173,180)	(3,566)	(176,746)
Less net loss attributable to noncontrolling interest	(5,453)	—	(5,453)	(921)	—	(921)
Net loss attributable to the Parent company	(203,314)	(10,328)	(213,642)	(172,259)	(3,566)	(175,825)
Less preferred stock dividend requirements	3	—	3	859	—	859
Net loss applicable to common shareholders	$(203,317)	$(10,328)	$(213,645)	$(173,118)	$(3,566)	$(176,684)
Net loss per share applicable to common shareholders:
Basic and diluted	$(11.36)	$(0.57)	$(11.93)	$(10.86)	$(0.22)	$(11.08)
Weighted average number of common shares outstanding:
Basic and diluted	17,905		17,905	15,941		15,941

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Restated Consolidated Statements of Comprehensive Loss
The following tables summarize the impact of the restatement on our previously reported consolidated statements of comprehensive loss (in thousands):

	Years Ended December 31,
	2015			2014
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Net loss	$(208,767)	$(10,328)	$(219,095)	$(173,180)	$(3,566)	$(176,746)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains, pension	1,347	539	1,886	983	525	1,508
Adjustments to accumulated actuarial gains (losses) and transition obligations, pension	160	—	160	(24,793)	—	(24,793)
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	1,308	—	1,308	18	—	18
Adjustments to accumulated actuarial gains (losses), postretirement medical benefits	7,322	—	7,322	(19,442)	—	(19,442)
Tax effect of other comprehensive income gains	(3,382)	47	(3,335)	—	161	161
Change in foreign currency translation adjustment	(52,021)	155	(51,866)	(17,880)	(310)	(18,190)
Unrealized and realized gains and losses on available-for-sale securities	(1,738)	—	(1,738)	413	—	413
Other comprehensive loss, net of income taxes	(47,004)	741	(46,263)	(60,701)	376	(60,325)
Comprehensive loss	(255,771)	(9,587)	(265,358)	(233,881)	(3,190)	(237,071)
Less: Comprehensive loss attributable to noncontrolling interest	(5,453)	—	(5,453)	(921)	—	(921)
Comprehensive loss attributable to common shareholders	$(250,318)	$(9,587)	$(259,905)	$(232,960)	$(3,190)	$(236,150)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Restated Consolidated Statements of Cash Flows

The following tables summarize the impact of the restatement on our previously reported consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2015			2014
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(208,767)	$(10,328)	$(219,095)	$(173,180)	$(3,566)	$(176,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	131,491	8,837	140,328	100,778	8,583	109,361
Accretion of asset retirement obligation	28,207	10,685	38,892	21,604	9,424	31,028
Share-based compensation	7,748	—	7,748	6,082	—	6,082
Non-cash interest expense	6,857	—	6,857	—	—	—
Amortization of deferred financing costs	10,601	—	10,601	3,481	—	3,481
Loss on extinguishment of debt	4,445	—	4,445	49,154	—	49,154
Loss on derivative instruments	5,587	—	5,587	31,100	—	31,100
Loss (gain) on foreign exchange	(3,674)	—	(3,674)	4,016	—	4,016
Loss on impairment	136,210	—	136,210	—	—	—
Income from equity affiliates	(5,409)	—	(5,409)	(3,159)	—	(3,159)
Distributions from equity affiliates	7,057	—	7,057	4,042	—	4,042
Deferred income taxes benefit	(17,457)	(504)	(17,961)	(230)	(412)	(642)
Other	(1,256)	1,110	(146)	4,867	730	5,597
Changes in operating assets and liabilities:
Receivables	1,987	—	1,987	(403)	—	(403)
Inventories	2,010	(210)	1,800	45,335	—	45,335
Accounts payable and accrued expenses	(5,447)		(5,447)	(24,858)	—	(24,858)
Interest payable	(5,569)		(5,569)	(12,905)	—	(12,905)
Deferred revenue	(13,094)	—	(13,094)	(12,246)	—	(12,246)
Other assets and liabilities	(18,597)	(1,016)	(19,613)	14,536	202	14,738
Asset retirement obligations	(17,368)	(8,574)	(25,942)	(7,661)	(14,961)	(22,622)
Net cash provided by operating activities	45,562	—	45,562	50,353	—	50,353
Cash flows from investing activities:
Net cash used in investing activities	(70,801)	—	(70,801)	(432,772)	—	(432,772)
Cash flows from financing activities:
Net cash provided by financing activities	36,723	—	36,723	338,706	—	338,706
Effect of exchange rate changes on cash	(2,806)	—	(2,806)	(3,139)	—	(3,139)
Net increase (decrease) in cash and cash equivalents	8,678	—	8,678	(46,852)	—	(46,852)
Cash and cash equivalents, beginning of year	14,258	—	14,258	61,110	—	61,110
Cash and cash equivalents, end of year	$22,936	$—	$22,936	$14,258	$—	$14,258
Supplemental disclosures of cash flow information:
Cash paid for interest	$72,972	$—	$72,972	$85,047	$—	$85,047
Cash paid for income taxes	434	—	434	117	—	117
Non-cash transactions:
Accrued purchases of property and equipment	3,766	—	3,766	11,740	—	11,740
Capital leases and other financing sources	15,232	—	15,232	15,599	—	15,599

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

3. ACQUISITIONS
Acquisition of San Juan
On January 31, 2016, Westmoreland San Juan, LLC (“WSJ”), a variable interest entity of the Company, acquired San Juan Coal Company (“SJCC”), which operates the San Juan mine in Farmington, New Mexico, and San Juan Transportation Company (“SJTC” and such transaction, the “San Juan Acquisition”) for a total cash purchase price of $121.0 million after post-closing and working capital adjustments. The San Juan mine is the exclusive supplier of coal to the adjacent San Juan Generating Station (“SJGS”) under a coal supply agreement through 2022. The San Juan operations are included in the Company’s Coal - U.S. segment.
WSJ financed the San Juan Acquisition principally with a $125.0 million loan from NM Capital Utility Corporation (the “San Juan Loan”), an affiliate of Public Service Company of New Mexico (one of the owners of SJGS). The loan is structured as a senior secured term loan (the “San Juan Loan”) maturing February 1, 2021 and is expected to bear interest at a (i) 7.25% rate (the “Margin Rate”) plus (ii) (A) the London Interbank Offered Rate for a three month period plus (B) a statutory reserve rate, which such Margin Rate increases incrementally during each year of the San Juan Loan term with a final Margin Rate of 14.25% in the final year of the term. The San Juan Loan has no prepayment penalties. The agreements governing the San Juan Loan include representations and warranties and covenants regarding the ownership and operation of SJCC and the properties acquired in the Acquisition and standard special purpose bankruptcy remote entity covenants designed to preserve the separateness from Westmoreland of each of (i) WSJ, (ii) its direct parent company, Westmoreland San Juan Holdings, Inc., and (iii) the San Juan Entities ((i), (ii) and (iii) collectively, the “Westmoreland San Juan Entities”). Obligations under the San Juan Loan are recourse only to the Westmoreland San Juan Entities and their assets and neither Westmoreland nor its subsidiaries (other than the Westmoreland San Juan Entities) is an obligor under the San Juan Loan in any respect. The agreement governing the San Juan Loan requires that all revenues of the San Juan Entities, aside from payments on certain leases, are deposited into a cash management collection account swept monthly for operating expenses, capital expenditures, and San Juan Loan payment and prepayment.

In connection with certain mining permits relating to the operation of the San Juan mine, WSJ is required to post reclamation bonds of $125.2 million with the New Mexico Mining and Minerals Division.
The San Juan Acquisition has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value.     Purchase price accounting was considered final as of December 31, 2016. The allocation of the purchase consideration follows (in millions):

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Final as of December 31, 2016
Purchase price:
Cash paid	$121.0

Allocation of purchase price:
Assets:
Inventories	8.8
Total current assets	8.8
Land and mineral rights	143.9
Plant and equipment	74.6
Other assets	1.3
Total assets	228.6
Liabilities:
Trade payables and other accrued liabilities	13.4
Production taxes	2.0
Asset retirement obligations	0.7
Total current liabilities	16.1
Asset retirement obligations, less current portion	43.5
Postretirement medical benefits	1.9
Deferred income taxes	46.1
Total liabilities	107.6
Net fair value	$121.0
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Year ended December 31,
	2016	2015
	(In thousands, except per share data)
Total revenues		Restated
As reported	$1,477,960	$1,419,518
Pro forma (unaudited)	1,504,235	1,714,043

Operating income (loss)
As reported	$38,130	$(145,696)
Pro forma (unaudited)	39,225	(106,606)

Net loss applicable to common shareholders
As reported	$(27,101)	$(213,645)
Pro forma (unaudited)	(26,676)	(187,139)

Net loss per share applicable to common shareholders, basic & diluted
As reported	$(1.47)	$(11.93)
Pro forma (unaudited)	(1.44)	(10.45)
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
Acquisition of General Partner of Westmoreland Resource Partners, LP
On December 31, 2014, the Company completed the acquisition of Oxford Resources GP, LLC, the general partner of Oxford Resource Partners, LP, for $33.5 million in cash consideration (the “GP Acquisition”). Also on December 31, 2014 the Company completed a contribution of certain royalty-bearing coal reserves in return for 4,512,500 common units of Oxford Resource Partners, LP (the “Contribution”). In connection with these transactions, Oxford Resources GP, LLC was renamed to Westmoreland Resources GP, LLC, and Oxford Resource Partners, LP was renamed to Westmoreland Resource Partners, LP (“WMLP”). WMLP will continue to operate as a standalone, publicly traded master limited partnership, with common units trading on the NYSE under the symbol “WMLP.”
The completion of the GP Acquisition and the Contribution provide Westmoreland with a platform to implement a value-creating drop-down strategy, pursuant to which it intends to periodically contribute certain U.S. and Canadian coal assets to WMLP in exchange for a combination of cash and additional limited partner interests. After completion of the GP Acquisition and the Contribution, the Company owned approximately 79% of the fully diluted limited partner interests as of December 31, 2014 which increased by December 31, 2015 to 93.8% as a result of the Kemmerer Drop, described below. WMLP resumed quarterly distributions of $0.20 per unit beginning in April 2015. In addition to receiving our proportionate share of these distributions, as WMLP’s general partner, the Company is entitled to incentive distribution rights.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Kemmerer Drop
On August 1, 2015, we contributed 100% of the outstanding equity interests in Westmoreland Kemmerer, LLC (“Kemmerer”) to WMLP in exchange for $230 million in aggregate consideration, comprised of $115 million in cash and $115 million in newly issued WMLP Series A Convertible Units (the “Series A Units” and such transaction, the “Kemmerer Drop”). In connection with the Kemmerer Drop, all employees of Kemmerer and related employee liabilities, including but not limited to post-retirement pension obligations and post-retirement health benefits, were transferred to the parent Company. The Series A Units are convertible into common units representing limited partner interests of WMLP (“Common Units”), on a one-for-one basis, upon the earlier of (i) the date on which WMLP first makes a regular quarterly cash distribution to holders of Common Units in an amount equal to at least $0.22 per Common Unit, or (ii) a change of control of WMLP. Following the Kemmerer Drop, at December 31, 2016 we hold an approximately 93.9% controlling interest in WMLP (on a fully diluted basis). The Kemmerer Drop represents a reorganization of entities under common control. Accordingly, the net assets transferred are deemed to have transferred at the $102.6 million carrying value as of the date of transfer. No gain or loss was recognized.
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
The $26.2 million of cash and cash equivalents above includes $18.1 million which was used for immediate payment of an assumed liability on the acquisition date, leaving $8.1 million of net cash received upon the acquisition.
During the third quarter of 2014, the Company transferred to an unrelated third party the contract related to a $37.0 million intangible asset. Proceeds of $37.0 million were received from the unrelated third party, with no gain or loss recognized on the transaction.
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
Unaudited Pro Forma Information
The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the acquisition of the GP and the Canadian Acquisition occurred on January 1, 2014. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisitions occurred on January 1, 2014, or of future results of operations. Unaudited pro forma information for 2015 and 2016 is not presented as a result of the Canadian and WMLP acquired entities being consolidated for the entire year.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Year Ended December 31,
2014
(In thousands, except per share data)
Total revenues	Restated
As reported	$1,131,000
Pro forma (unaudited)	1,659,482

Operating loss
As reported	$(48,664)
Pro forma (unaudited)	(44,516)

Net loss applicable to common shareholders
As reported	$(176,684)
Pro forma (unaudited)	(139,213)

Net loss per share applicable to common shareholders, basic & diluted
As reported	$(11.08)
Pro forma (unaudited)	(8.73)

4. VARIABLE INTEREST ENTITY

As of December 31, 2016, the Company consolidated its 100% owned WSJ subsidiary which is a variable interest entity (“VIE”). WSJ’s classification as a VIE is due to another party having the potential right to receive WSJ’s residual returns. The Company is the primary beneficiary because it has the power to direct the activities that most significantly impact WSJ’s economic performance. Accordingly, the Company consolidated the operating results, assets and liabilities of WSJ. See Note 3 - Acquisitions and Note 10 - Debt And Lines Of Credit to the consolidated financial statements.
The following table presents the carrying amounts, after eliminating the effect of intercompany transactions, included in the Consolidated Balance Sheet that are for the use of or are the obligation of WSJ (in thousands):

December 31, 2016
Assets	$268,910
Liabilities	(243,884)
Net carrying amount	$25,026
5. LOSS ON IMPAIRMENT

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
We also recorded an impairment charge of $3.1 million to the same line item on the Consolidated Statement of Operations during the year ended December 31, 2015 for certain immovable fixed assets at our Coal Valley mine, which is part of the Coal-Canada segment, primarily as a result of continued declines in pricing in the export markets which Coal Valley serves.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

We considered the early termination of our coal supply agreements at our Jewett and Colstrip mines during 2016 to constitute triggering events necessitating impairment consideration. We determined these mines were unimpaired as future undiscounted cash flows supported the recoverability of the carrying value of their long-lived assets.

6. INVENTORIES
Inventories consisted of the following:

	December 31,
	2016	2015
	(In thousands)
		Restated
Coal stockpiles	$44,692	$38,934
Coal fuel inventories	6,816	7,194
Materials and supplies	77,628	78,784
Reserve for obsolete inventory	(3,621)	(2,756)
Total	$125,515	$122,156

7. RESTRICTED INVESTMENTS
Coal segments maintain government-required bond collateral that assures compliance with applicable federal and state regulations relating to the performance of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company. The Power segment is required to maintain a collateral account related to its contracts to purchase power. The Corporate segment is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain health care plans. The Company’s surety bond underwriters require collateral to issue these bonds.
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
The Company’s carrying value and estimated fair value of its restricted investments at December 31, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cash and cash equivalents	$66,860	$2,673	$69,533
Time deposits	2,473	—	2,473
Available-for-sale	75,580	71,689	147,269
	$144,913	$74,362	$219,275
The Company’s carrying value and estimated fair value of its restricted investments at December 31, 2015 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cash and cash equivalents	$102,536	$45,819	$148,355
Time deposits	2,458	—	2,458
Available-for-sale	35,813	31,545	67,358
	$140,807	$77,364	$218,171

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Available-for-Sale Restricted Investments
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cost basis	$76,558	$72,381	$148,939
Gross unrealized holding gains	251	453	704
Gross unrealized holding losses	(1,229)	(1,145)	(2,374)
Fair value	$75,580	$71,689	$147,269
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31, 2015 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cost basis	$36,706	$31,977	$68,683
Gross unrealized holding gains	167	521	688
Gross unrealized holding losses	(1,060)	(953)	(2,013)
Fair value	$35,813	$31,545	$67,358
Maturities of available-for-sale securities were as follows at December 31, 2016:

	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$17,590	$17,128
Due in five years or less	71,942	71,250
Due after five years to ten years	28,324	28,123
Due in more than ten years	31,083	30,768
	$148,939	$147,269
In 2016, 2015, and 2014, the Company recorded gains of $0.2 million, $0.1 million, and $0.3 million, respectively, on the sale of available-for-sale securities.
8. INTANGIBLE ASSETS AND LIABILITIES
Our intangible assets resulted from our acquisition, as part of a business combination, of contracts with terms that are favorable to prevailing market prices at the time of acquisition. Amortization of intangible assets recognized in expense was $2.2 million in 2016, $2.1 million in 2015 and $1.2 million in 2014.
Our intangible liabilities resulted from our acquisition, as part of a business combination, of contracts with terms that are unfavorable to prevailing market prices at the time of acquisition. Amortization of intangible liabilities recognized in Revenues was $1.0 million in 2016, 2015, and 2014.
The intangible assets and liabilities are generally amortized straight-line over the life of the related contract. The estimated amortization amounts from intangibles assets and liabilities for each of the next five years as of December 31, 2016 are as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Amount of Amortization to Recognize in Revenues	Amount of Amortization to Recognize in Expense
	(In thousands)
2017	$1,068	$2,017
2018	1,068	2,017
2019	266	2,017
2020	—	2,017
2021	—	2,018
9. RESTRUCTURING CHARGES
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
The table below represents the restructuring provision activity related to the restructuring plans (in millions):

	ROVA Restructuring Plan	Acquisition Restructuring Plans	Total
Balance, December 31, 2014	$0.4	$8.8	$9.2
Restructuring Charges	—	0.7	0.7
Cash Payments	(0.4)	(8.6)	(9.0)
Balance, December 31, 2015	—	0.9	0.9
Restructuring Charges	—	—	—
Cash Payments	—	(0.9)	(0.9)
Balance, December 31, 2016	$—	$—	$—

10. DEBT AND LINES OF CREDIT
The amounts outstanding under the Company’s long-term debt consisted of the following as of the dates indicated:

	Issuance Amount	Issuance Date	Maturity Date	Total Debt Outstanding December 31,
				2016	2015
	(In millions)	(MM/DD/YY)	(MM/DD/YY)	(In thousands)
8.75% Notes	$350.0	12/16/14	1/1/22	$350,000	$350,000
Term Loan	425.0	12/16/14	12/16/20	323,883	327,172
San Juan Loan	125.0	2/1/16	2/1/21	95,000	—
WMLP Term Loan	295.0	12/31/14	12/31/18	306,189	299,248
Revolver	*	12/16/14	1/1/22	—	1,970
WMLP Revolver	*	10/23/15	12/31/17	—	—
Capital lease obligations	Varies	Varies	Varies	55,061	71,168
Other debt	Varies	Varies	Varies	16,464	7,251
Total debt				1,146,597	1,056,809
Less debt discount and issuance costs, net				(37,531)	(36,630)
Less current installments				(86,272)	(40,822)
Total non-current debt				$1,022,794	$979,357
____________________
* Not applicable

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following table presents aggregate contractual debt maturities of all long-term debt:

December 31, 2016
(In thousands)
2017	$88,660
2018	324,291
2019	19,057
2020	340,223
2021	22,750
Thereafter	351,616
Total debt	$1,146,597
Covenant Compliance
We are in compliance with all covenants and conditions under our long-term debt agreements as of December 31, 2016. Our continuing ability to meet our obligations and comply with these financial covenants depends on our ability to generate adequate cash flows. Based on our quarterly projections, including the impact of lost or diminished coal sales at certain of our mines, we anticipate that we will maintain compliance with the financial covenants and have sufficient liquidity to meet our obligations as they become due within one year after the date of the filing of our Annual Report.
8.75% Notes
The senior secured 8.75% Notes (“8.75% Notes”) were issued at a 1.292% discount and bear a fixed interest rate of 8.75% payable semiannually, on January 1 and July 1 of each year, commencing July 1, 2015. The 8.75% Notes are a primary obligation of the Parent and are guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC and Westmoreland Resources, Inc. and their respective subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc. and certain other immaterial subsidiaries), referred to as the “Guarantors.” The 8.75% Notes are not guaranteed by Westmoreland Canada LLC or any of its subsidiaries, Westmoreland San Juan, LLC or any of its subsidiaries, or Westmoreland Resources GP, LLC or WMLP, referred to as the “Non-guarantors.”
The 8.75% Notes are the Company’s senior secured obligations, rank equally in right of payment with all of the Company’s existing and future senior obligations, including the Term Loan defined below under “Term Loan,” and rank senior to all of the Company’s existing and future indebtedness that is expressly subordinated to the 8.75% Notes. The 8.75% Notes have not been registered under the Securities Act of 1933. The 8.75% Notes contain certain customary cross-default provisions. In 2014, the Company capitalized debt issuance costs of $10.2 million in connection with the 8.75% Notes.
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
The 8.75% Notes and the guarantees are secured equally and ratably with the Term Loan (i) by first priority liens on substantially all of the Company’s and the guarantor parties’ tangible and intangible assets (excluding certain equity interests, mineral rights and sales contracts and certain assets subject to existing liens) and (ii) subject to the Revolver (as defined below), a second priority lien on substantially all cash, accounts receivable and inventory of the Company and the guarantors, and any other property with respect to, evidencing or relating to such cash, accounts receivable and inventory (whether now owned or hereinafter arising or acquired) and the proceeds and products thereof, subject in each case to permitted liens and certain exclusions (the “Notes Collateral”). The Notes Collateral is shared equally with the lenders under the Term Loan, who hold identical first and second priority liens, as applicable, on the Notes Collateral.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The 8.75% Notes contain, among other provisions, events of default and various affirmative and negative covenants. As of December 31, 2016, the Company was in compliance with all covenants for the 8.75% Notes.
Term Loan
The $350.0 million WCC term loan (“Term Loan”) was issued at a 2.5% discount and pays interest on a quarterly basis at a variable interest rate which is set at our election of (i) one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”) plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate plus 0.05%, or one-month LIBOR plus 1.00%) plus 5.50%. As of December 31, 2016, the interest rate was 7.50%. In 2014, the Company capitalized debt issuance costs of $8.4 million in connection with the Term Loan.
The Term Loan is guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC, Westmoreland Resources, Inc. and certain other direct and indirect subsidiaries of the Company (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc., Westmoreland Canada, LLC, Westmoreland Resources GP, LLC, Westmoreland Resource Partners, LP and certain other immaterial subsidiaries). The Term Loan contains customary affirmative covenants, negative covenants, and events of default. The obligations under the Term Loan are secured by identical first and second priority liens, as applicable, on the notes collateral. As of December 31, 2016, we were in compliance with all covenants of the Term Loan. The Term Loan contains certain customary cross-default provisions.
Term Loan Add-on
On January 22, 2015, the Company amended the Term Loan to increase the borrowings by $75.0 million, for an aggregate principal amount of $425.0 million as of that date. The amendments to the Term Loan were made in connection with the acquisition of Buckingham Coal Company, LLC. Net proceeds were $71.0 million after a 2.5% discount, 1.5% broker fee, a consent fee of 1.17%, and $0.1 million of additional debt issuance costs. With this addition, quarterly principal payment due commencing March 31, 2015 is $1.1 million. Under the Term Loan, we are required to offer a portion of our excess cash flows for each fiscal year, beginning with the fiscal year ended December 31, 2015.
In conjunction with the Kemmerer Drop, the Company amended the Term Loan to remove Kemmerer as a guarantor. In addition, $94.1 million of the proceeds received from WMLP related to the Kemmerer Drop were used to pay down the Term Loan.
San Juan Loan
We financed the San Juan Acquisition in part with a term, senior secured loan (“San Juan Loan”) from NM Capital Utility Corporation, an affiliate of Public Service Company of New Mexico (one of the owners of SJGS). The San Juan Loan was issued at a 6.7% discount, incurred $3.1 million of debt issuance costs and pays interest and principal on a quarterly basis at an interest rate of (i) 7.25% (the “Margin Rate”) plus (ii) (A) the LIBOR for a three month period plus (B) a statutory reserve rate, which such Margin Rate increases incrementally during each year of the San Juan Loan term with a final Margin Rate of 14.25% in the final year of the term. As of December 31, 2016, the cash interest rate is 8.01%. At December 31, 2016, we were in compliance with all covenants of the San Juan Loan. In addition, in the event the loan is not paid off, the price of the coal in our coal supply agreement decreases by 10% after January 1, 2019 and 15% after January 1, 2021.
The San Juan Loan is a primary obligation of Westmoreland San Juan, LLC, is guaranteed by SJCC, and is secured by substantially all of SJCC’s assets. The San Juan Loan has no prepayment penalties. The agreements governing the San Juan Loan include representations and warranties and covenants regarding the ownership and operation of SJCC and the properties acquired in the San Juan Acquisition and standard special purpose bankruptcy remote entity covenants designed to preserve the separateness from Westmoreland of each of (i) WSJ, (ii) its direct parent company, Westmoreland San Juan Holdings, Inc., (iii) SJCC and (iv) SJTC (collectively, the “Westmoreland San Juan Entities”). Obligations under the San Juan Loan are recourse only to the Westmoreland San Juan Entities and their assets. Westmoreland nor its subsidiaries (other than the Westmoreland San Juan Entities) is an obligor under the San Juan Loan in any respect. The agreement governing the San Juan Loan requires that all revenues of the Westmoreland San Juan Entities, aside from payments on certain leases, are deposited into a cash management collection account swept monthly for operating expenses, capital expenditures, and loan payment and prepayment. The assets and credit of SJCC are not available to satisfy the debts and other obligations of the Company other than those of the Westmoreland San Juan Entities.
WMLP Term Loan
WMLP entered into a term loan (“WMLP Term Loan”) which consists of a $175.0 million, with an option for an additional $120.0 million in term loans for acquisitions, which was exercised on August 1, 2015 to finance the Kemmerer Drop. Proceeds from the credit facility were used to retire WMLP’s previously existing first and second lien credit facilities and to

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

pay fees and expenses related to its existing credit facility, with the remaining proceeds being available as working capital. The WMLP Term Loan was not issued at a discount or a premium and $8.6 million of debt issuance costs were recognized at December 31, 2014. The WMLP Term Loan bears interest at a variable rate per annum equal to, at the WMLP’s option, the LIBOR floor of 0.75% plus 8.5% or the reference rate as defined in the financing agreement. As of December 31, 2016, the WMLP Term Loan had a cash interest rate of 9.45%. The WMLP Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of WMLP, is guaranteed by WMLP and its subsidiaries, and is secured by substantially all of WMLP’s and its subsidiaries’ assets. At December 31, 2016, we were in compliance with all covenants of the WMLP Term Loan.
The WMLP Term Loan also provides for Paid In Kind Interest (“PIK Interest”) at a variable rate per annum between 1.00% and 3.00% based on WMLP’s total net leverage ratio as defined in the financing agreement. The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the WMLP Term Loan. PIK Interest under the WMLP Term Loan was $9.2 million for the twelve months ended December 31, 2016. The outstanding term loan amount represents the principal balance of $290.1 million, plus PIK Interest of $16.1 million.
In connection with the Kemmerer Drop, the WMLP Term Loan was amended on July 31, 2015 to (i) allow WMLP to make distributions in an aggregate amount not to exceed $15.0 million (previously $7.5 million) without pro forma compliance with the consolidated total net leverage ratio or fixed charge coverage ratio, and (ii) at any time that WMLP has a revolving loan facility available, require it to have liquidity of at least $7.5 million (previously $5.0 million), after giving effect to such distributions and applying availability under such revolving loan facility towards satisfying the liquidity requirement.
WMLP Revolver
The WMLP revolving line of credit (“WMLP Revolver”) permits WMLP to borrow up to the aggregate principal amount of $15.0 million and also allows letters of credit in an aggregate outstanding amount of up to $10.0 million, which reduces availability under the WMLP Revolver on a dollar-for-dollar basis. At December 31, 2016, availability under the WMLP Revolver was $15.0 million and we were in compliance with all covenant requirements.
Revolver
Under the Company’s revolving line of credit (“Revolver”) we have a total aggregate borrowing capacity of $60.0 million between June 15th and August 31st of each year, with an aggregate borrowing capacity of $50.0 million outside of these periods. The availability of the Revolver consists of a $30.0 million sub-facility ($35.0 million with the seasonal increase) available to our U.S. borrowers and a $20.0 million sub-facility ($25.0 million with the seasonal increase) available to our Canadian borrowers. The Revolver may support an equal amount of letters of credit, with outstanding letter of credit balances reducing availability under the facility. At December 31, 2016, availability on the Revolver was $36.3 million with an outstanding letters of credit balance of $13.7 million and nothing drawn on the Revolver. Borrowings under the Revolver initially bear interest either at a rate 0.75% in excess of the base rate or at a rate 2.75% per annum in excess of LIBOR, at our election. An unused line fee of 0.50% per annum is payable monthly on the average unused amount of the Revolver. The Revolver contains various affirmative, negative and financial covenants. Financial covenants in the agreement include certain specified minimum fixed charge coverage ratios. We were in compliance with all covenant requirements of the Revolver as of December 31, 2016.
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
Capital Lease Obligations
The Company engages in leasing transactions for equipment utilized in its mining operations. At December 31, 2016 and 2015, the capital leases outstanding had a weighted average interest rate of 4.64% and 4.51%, respectively, and mature at various dates beginning in 2016 through 2022. During the year ended December 31, 2016, the Company entered into $10.6 million of new capital leases.
11. POSTRETIREMENT MEDICAL BENEFITS
The Company provides postretirement medical benefits to retired employees and their dependents, mandated by the Coal Industry Retiree Health Act of 1992 and pursuant to collective bargaining agreements. The Company also provides these

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

benefits to qualified full-time employees pursuant to collective bargaining agreements. These benefits are provided through self-insured programs.
The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

	December 31,
	2016	2015
	(In thousands)
Change in benefit obligations:
Net benefit obligation at beginning of year	$299,373	$306,418
Liability acquired	1,851	—
Service cost	3,270	4,217
Interest cost	12,353	11,629
Plan participant contributions	136	185
Actuarial loss (gain)	24,821	(7,322)
Gross benefits paid	(16,914)	(17,013)
Federal subsidy on benefits paid	1,466	1,259
Curtailments	(2,755)	—
Net benefit obligation at end of year	323,601	299,373
Change in plan assets:
Employer contributions	16,778	16,828
Plan participant contributions	136	185
Gross benefits paid	(16,914)	(17,013)
Fair value of plan assets at end of year	—	—
Unfunded status at end of year	$(323,601)	$(299,373)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(14,892)	$(13,855)
Noncurrent liabilities	(308,709)	(285,518)
Accumulated other comprehensive loss	51,893	31,086
Net amount recognized	$(271,708)	$(268,287)
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$55,706	$35,535
Prior service credit	(3,813)	(4,449)
	$51,893	$31,086
The Company has elected to amortize its transition obligations over a 20-year period. Prior service costs and credits and actuarial gains and losses are amortized over the average life expectancy or average future service of the plan’s participants. The following amounts will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2017 (in thousands):

Actuarial loss	$4,493
Prior service credit	(636)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The components of net periodic postretirement medical benefit cost are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Components of net periodic benefit cost:
Service cost	$3,270	$4,217	$3,289
Interest cost	12,353	11,629	12,814
Amortization of:
Prior service credit	(636)	(636)	(635)
Actuarial loss	1,895	1,944	653
Total net periodic benefit cost	$16,882	$17,154	$16,121
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Former mining operations	$8,540	$8,137	$9,614
Current operations	8,342	9,017	6,507
Total net periodic benefit cost	$16,882	$17,154	$16,121
The costs for the former mining operations are included in Heritage health benefit expenses and the costs for current operations are included as operating expenses.
Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2016	2015
Discount rate	3.90% - 4.45%	4.10% - 4.65%
Measurement date	December 31, 2016	December 31, 2015
Annually, Westmoreland determines discount rates for its retirement benefit plans using our third party actuary’s yield curve which is based on high quality U.S. corporate bonds. The discount rate is calculated as the single effective rate that produces the equivalent benefit obligation as that determined when discounting future liability cash flows using spot rates from the yield curve.
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	December 31,
	2016	2015	2014
Discount rate	4.10% - 4.65%	3.75% - 4.25%	4.50% - 5.05%
Measurement date	December 31, 2015	December 31, 2014	December 31, 2013
The following presents information about the assumed health care trend rate:

	December 31,
	2016	2015
Health care cost trend rate assumed for next year	6.75%	7.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.75%	4.75%
Year that the trend rate reaches the ultimate trend rate	2025	2025

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The effect of a one percent change on the health care cost trend rate used to calculate periodic postretirement medical benefit costs and the related benefit obligation are summarized in the table below:

	Postretirement Medical Benefits
	1 % Increase	1 % Decrease
	(In thousands)
Effect on service and interest cost components	$2,774	$(2,148)
Effect on postretirement medical benefit obligation	42,994	(35,037)
Cash Flows
The following benefit payments and Medicare D subsidy (which the Company receives as a benefit partially offsetting its prescription drug costs for retirees and their dependents) are expected by the Company:

	Postretirement Medical Benefits	Medicare D Subsidy	Net Postretirement Medical Benefits
	(In thousands)
2017	$16,462	$(1,570)	$14,892
2018	16,794	(1,638)	15,156
2019	17,354	(1,700)	15,654
2020	17,929	(1,759)	16,170
2021	18,374	(1,818)	16,556
Years 2022 - 2026	97,014	(9,708)	87,306
Combined Benefit Fund
Combined Benefit Fund, or CBF, which is a multi-employer health plan neither controlled by nor administered by the Company. The CBF is designed to pay health care benefits to UMWA workers (and dependents) who retired prior to 1976. The Company is required by the Coal Act to make monthly premium payments into the CBF. These payments are based on the number of the Company’s UMWA employees who retired prior to 1976, and the Company’s pro-rata assigned share of UMWA retirees whose companies are no longer in business. Contributions to the CBF have decreased over the past three years due to a declining population. The Company expenses payments to the CBF when they are due. The following payments were made to the CBF (in thousands):

2016	$1,594
2015	1,794
2014	1,966
Workers’ Compensation Benefits
The Company was self-insured for workers’ compensation benefits prior to January 1, 1996. Since 1996, the Company has purchased third-party insurance for workers’ compensation claims.
The following table shows the changes in the Company’s workers’ compensation obligation:

	December 31,
	2016	2015
	(In thousands)
Workers’ compensation, beginning of year (including current portion)	$5,658	$6,986
Accretion	115	127
Claims paid	(399)	(448)
Actuarial changes	(334)	(1,007)
Workers’ compensation, end of year	5,040	5,658
Less current portion, included in Other current liabilities	(541)	(590)
Workers’ compensation, less current portion	$4,499	$5,068

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Black Lung Benefits
The Company is self-insured for federal and state black lung benefits for former heritage employees and has established an independent trust to pay these benefits.
The following table sets forth the funded status of the Company’s black lung obligation:

	December 31,
	2016	2015
	(In thousands)
Actuarial present value of benefit obligation	$17,594	$17,790
Plan assets at fair value	—	570
Excess of the black lung benefit obligation over trust assets	$17,594	$17,220
The discount rates used in determining the actuarial present value of the black lung benefit obligation are based on corporate bond yields and are adjusted annually. At December 31, 2016 and 2015, the rates used were 3.70% and 3.95%, respectively.

12. PENSION AND OTHER SAVING PLANS
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following table provides a reconciliation of the changes in the benefit obligations of the plans and the fair value of assets of the qualified plans and the amounts recognized in the Company’s financial statements for both the defined benefit pension and SERP plans:

	2016	2015
	(In thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$184,681	$199,088
Liability acquired	89,300	—
Service cost	1,634	1,732
Interest cost	10,635	7,397
Actuarial loss (gain)	1,018	(11,148)
Benefits and expenses paid	(14,064)	(10,428)
Settlements and curtailments	(992)	—
Foreign currency exchange rate changes	277	(1,960)
Net benefit obligation at end of year	272,489	184,681
Change in plan assets:
Fair value of plan assets at the beginning of year	141,137	153,341
Assets acquired	90,600	—
Actual return on plan assets	18,053	(2,402)
Employer contributions	970	2,786
Benefits and expenses paid	(14,064)	(10,428)
Settlements	(992)	—
Foreign currency exchange rate changes	338	(2,160)
Fair value of plan assets at end of year	236,042	141,137
Unfunded status at end of year	$(36,447)	$(43,544)
Amounts recognized in the accompanying balance sheet consist of:
Noncurrent asset, included in Other assets	$7,893	$1,632
Current liability, included in Other current liabilities	(358)	(368)
Noncurrent liability	(43,982)	(44,808)
Accumulated other comprehensive loss	26,123	33,494
Net amount recognized at end of year	$(10,324)	$(10,050)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$26,054	$33,417
Prior service cost	69	77
	$26,123	$33,494
Prior service costs and actuarial gains and losses are amortized over the expected future period of service of the plan’s participants. In 2017, $2.4 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The components of net periodic benefit cost are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,634	$1,732	$1,998
Interest cost	10,635	7,397	7,400
Expected return on plan assets	(14,025)	(9,959)	(10,316)
Settlements and curtailments	186	—	382
Amortization of:
Prior service cost	8	8	—
Actuarial loss	4,167	3,442	886
Total net periodic pension cost	$2,605	$2,620	$350
These costs are included in the accompanying statements of operations in Cost of sales and Selling and administrative expenses.

In certain of the Company’s pension plans, lump sum distributions during 2014 exceeded the sum of those plans’ service and interest costs. As a result, the Company recorded a $3.7 million loss on settlement accounting in 2014. In addition, the Company recorded a $0.9 million loss on curtailment accounting due to the expectation that the future service of present employees at the Beulah mine will be significantly reduced in the future. These costs are included in the accompanying statements of operations in Selling and administrative expenses.
Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31,
	2016	2015
Discount rate	3.60% - 4.05%	3.90% - 4.25%
Measurement date	December 31, 2016	December 31, 2015
Annually, Westmoreland determines discount rates for its retirement benefit plans using our third party actuary’s yield curve which is based on high quality U.S. corporate bonds. The discount rate is calculated as the single effective rate that produces the equivalent benefit obligation as that determined when discounting future liability cash flows using spot rates from the yield curve.
The following table provides the assumptions used to determine net periodic benefit cost:

	Years Ended December 31,
	2016	2015	2014
Discount rate	3.90% - 4.25%	3.60% - 3.90%	4.25% - 4.70%
Expected return on plan assets	1.75% - 7.10%	3.66% - 7.10%	7.40%
Measurement date	December 31, 2015	December 31, 2014	December 31, 2013
The Company establishes the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The Company utilizes modern portfolio theory modeling techniques in the development of its return assumptions. This technique projects rates of return that can be generated through various asset allocations that lie within the risk tolerance set forth by the Company. The risk assessment provides a link between a pension plan’s risk capacity, management’s willingness to accept investment risk and the asset allocation process, which ultimately leads to the return generated by the invested assets.

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
The weighted-average target asset allocation of the Company’s pension trusts were as follows at December 31, 2016:

Target Allocation
Asset category
Cash and equivalents	0% - 10%
Equity securities funds	20% - 60%
Debt securities funds	40% - 80%
Other	0% - 10%
The fair value of the Company’s pension plan assets by asset category is as follows:

	December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap blend (a)	$61,799	$—	$61,799	$—
International blend (b)	10,401	—	10,401	—
Fixed income domestic (c)	21,732	—	21,732	—
Fixed income long term (d)	105,640	—	105,640	—
Stable value (e)	13,317	—	13,317	—
Registered investment companies – growth fund	18,515	18,515	—	—
Limited partnerships and limited liability companies	29	—	—	29
Westmoreland Coal common stock	819	819	—	—
Cash and cash equivalents	3,790	3,790	—	—
	$236,042	$23,124	$212,889	$29

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	December 31, 2015
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap blend (a)	$43,417	$—	$43,417	$—
International blend (b)	7,779	—	7,779	—
Fixed income domestic (c)	22,115	—	22,115	—
Fixed income long term (d)	43,091	—	43,091	—
Stable value (e)	4,937	—	4,937	—
Registered investment companies – growth fund	15,447	15,447	—	—
Limited partnerships and limited liability companies	136	—	—	136
Westmoreland Coal common stock	273	273	—	—
Cash and cash equivalents	3,942	3,942	—	—
	$141,137	$19,662	$121,339	$136
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
Contributions
The Company contributed $1.0 million in cash to its retirement plans during 2016 and expects to make approximately $1.2 million of contributions in 2017.
Cash Flows
The following benefit payments are expected to be paid from its pension plan assets:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Pension Benefits
(In thousands)
2017	$15,975
2018	14,509
2019	15,051
2020	15,430
2021	15,798
Years 2022-2026	81,020
The benefits expected to be paid are based on the same assumptions used to measure the Company’s pension benefit obligation at December 31, 2016 and include estimated future employee service.
Multi-Employer Pension
The Company contributes to the Central Pension Fund, or the Plan, a multi-employer defined benefit pension plan for its WECO, WRI and WSC entities pursuant to collective bargaining agreements. The Plan’s Employer Identification Number is 36-6052390. These employers contribute to the Plan based on a negotiated rate per hour worked per participating employee. For the Plan’s year-end dates of January 31, 2016 and 2015, no single employer contributed more than 5% of total contributions to the Plan. As of the Plan’s year-end date of January 31, 2016, it had a healthy funding status (i.e. greater than 80% funded).
The following table shows required information for each employer contributing to the Central Pension Fund:

	WECO	WRI	WSC
Employer plan number	9313	9243	4990
Minimum contributions per hour worked	$5.85 - $5.90	$4.03 - $4.39	$3.70
Expiration date of collective bargaining agreements	2/28/2019	5/31/2021	3/31/2022
Employer contributions (in millions):
2016	$3.7	$0.8	$0.1
2015	3.6	1.1	0.1
2014	3.3	1.2	0.1
Other Plans
The Company sponsors 401(k) saving plans for U.S. employees and provides contributions to employee savings plans at its Canadian operation to assist employees in providing for their future retirement needs. The Company’s expense was $12.3 million, $10.8 million and $8.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. During 2016, the Company’s expense of $12.3 million consisted of $10.1 million in cash contributions and $2.2 million in contributions of Company stock to the plans. During 2015, the Company’s expense of $10.8 million consisted of $7.1 million in cash contributions and $3.7 million in contributions of Company stock to the plans. During 2014, the Company’s expense of $8.5 million consisted of $6.7 million in cash contributions and $1.8 million in contributions of Company stock to the plans.

13. ASSET RETIREMENT OBLIGATIONS
The asset retirement obligation (“ARO”) liability at December 31, 2016 is summarized below:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Asset Retirement Obligations
(In thousands)
Coal - U.S.	$309,019
Coal - Canada	121,730
Coal - WMLP	52,177
Power	1,115
Total	$484,041
Asset Retirement Obligations
Changes in the Company’s asset retirement obligations were as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
		Restated
Asset retirement obligations, beginning of year (including current portion)	$419,763	$452,745
Accretion	40,424	38,891
Liabilities settled	(32,087)	(30,363)
Changes due to amount and timing of reclamation	7,191	(24,533)
Asset retirement obligations acquired	45,404	4,146
Changes due to foreign currency translation	3,346	(21,123)
Asset retirement obligations, end of year	484,041	419,763
Less current portion	(32,207)	(40,571)
Asset retirement obligations, less current portion	$451,834	$379,192

The Company or its subsidiaries are responsible for final reclamation costs. As of December 31, 2016, approximately $171.0 million of our asset retirement obligation is contractually reimbursable pursuant to various coal supply agreements. The Company also holds $74.4 million in reclamation deposits that were contributed by various customers, as further described in Note 7 - Restricted Investments to the consolidated financial statements. As of December 31, 2016, the Company had $637.8 million in surety bonds outstanding to secure reclamation obligations.
The credit-adjusted, risk-free interest rates were 12.00% and 21.80% for WCC mines and 13.30% and 10.15% for WMLP mines at December 31, 2016 and 2015, respectively.

14. DERIVATIVE INSTRUMENTS
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
During the fourth quarter of 2016, the Company entered into a Substitute Energy Purchase Agreement (the “Agreement”) which amends our previous power purchase and operating agreement with our customer. The Agreement, which covers the period from March 1, 2017 to March 31, 2019, enables us to fulfill our obligations under the contract without physically operating the facility. The Agreement calls for fixed payments ranging from $21.33 to $24.32 (representing a weighted average price of $23.88 per megawatt hour) while optional power deliveries are $15.26 per megawatt hour. The Agreement meets the definition of a derivative and it does not qualify for the normal purchases and normal sales scope exception. As the underlying power deliveries option is significantly in the money, the fair value of this derivative is based on

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

comparing expected contracted cash inflows per the Agreement to expected future outflows based on projected fair market prices.
During 2014, the Company entered into contracts to purchase power at its ROVA facility to manage exposure to power price fluctuations. These contracts cover the period from April 2014 to March 2019. Over the remaining contract lives, contracted power prices range from $41.05 to $55.20 per megawatt hour with a weighted average price of $44.33. The fair value of these power price derivatives are based on comparing contracted prices to projected future prices.
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying Consolidated Balance Sheets was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	December 31, 2016	December 31, 2015
Contracts to purchase power	Other current liabilities	$13,382	$13,679
Contracts to purchase power	Other liabilities	18,384	23,656
Contract to sell power	Other current assets	10,240	—
Contract to sell power	Other assets	9,528	—
The effect of derivative instruments not designated as hedging instruments on the accompanying Consolidated Statements of Operations was as follows (in thousands):

		Year Ended December 31,
Derivative Instruments	Statement of Operations Location	2016	2015
Contracts to purchase power	Derivative (gain) loss	$(4,287)	$5,587
Contract to sell power	Derivative (gain) loss	(19,768)	—
		$(24,055)	$5,587

15. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to disclose the fair value of financial instruments where practicable. The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected on the consolidated balance sheets approximate the fair value of these instruments due to the short duration to their maturities. Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates as of December 31, 2016 (Level 3).
The estimated fair value of the Company’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
December 31, 2016	$409,362	$395,274	$699,704	$658,557
December 31, 2015	414,419	291,919	605,760	390,350

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	December 31, 2016
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Contract to sell power included in Other current assets and Other assets	$19,768	$—	$19,768
Available-for-sale investments included in Restricted investments and bond collateral	75,580	75,580	—
Available-for-sale investments included in Reclamation deposits	71,689	71,689	—
	$167,037	$147,269	$19,768
Liabilities:
Contracts to purchase power included in Other current liabilities and Other liabilities	$(31,766)	$—	$(31,766)
Warrants issued by WMLP included in Other liabilities	(613)	(613)	—
	$(32,379)	$(613)	$(31,766)

	December 31, 2015
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Available-for-sale investments included in Restricted investments and bond collateral	$35,813	$35,813	$—
Available-for-sale investments included in Reclamation deposits	31,545	31,545	—
	$67,358	$67,358	$—
Liabilities:
Contracts to purchase power included in Other current liabilities and Other liabilities	$(37,335)	$—	$(37,335)
Warrants issued by WMLP included in Other liabilities	(646)	(646)	—
	$(37,981)	$(646)	$(37,335)

16. SHARE-BASED COMPENSATION
As of December 31, 2016, the Company had restricted stock units, stock options, and stock-settled stock appreciation rights, or SARs, outstanding from four stock incentive plans. Two of these plans were terminated in October 2009. The Company grants employees and non-employee directors restricted stock units from the Amended and Restated 2007 and 2014 Equity Incentive Stock Plans. The maximum number of remaining shares available for issuance under the 2007 Incentive Stock Plan is 263,761. The maximum number of remaining shares available for issuance under the 2014 Incentive Stock Plan is 815,278.
Compensation cost arising from share-based arrangements is shown in the following table:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$5,392	$4,019	$4,318
Contributions of stock to the Company’s 401(k) plan	2,192	3,729	1,764
Total share-based compensation expense	$7,584	$7,748	$6,082
Restricted Stock Units
The Company may issue restricted stock units, which requires no payment from the employee. Restricted stock units typically vest ratably over three years. The fair value of each performance unit is the market price of one common share on the date of grant. The fair value of each market-based performance unit was determined through the use of the Monte Carlo simulation method. Compensation expense is based on the fair value on the grant date and is recorded ratably over the vesting period.
In May 2016, the Company granted 405,192 restricted stock units to employees and 72,000 restricted stock units to the Board of Directors. The Board of Director units will vest in one year. Of the employee units, 151,947 will vest ratably over a three-year period. The remaining 253,245 units are performance based, which will vest and pay out at the end of a three-year period if performance goals are met. The Company’s management believes it is probable that the target performance condition will be met.
A summary of restricted stock award activity for the year ended December 31, 2016 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands) (1)
Non-vested at December 31, 2015	354,311	$28.44
Granted	507,885	8.85
Vested	(93,852)	26.48
Forfeited	(67,844)	13.91
Non-vested at December 31, 2016	700,500	$15.91	$4,980
____________________

(1)	Expected to be recognized over the next three years.
Additional information related to restricted stock units:

Years Ended December 31:	Weighted Average Grant-Date Fair Value	Total Grant- Date Fair Value of Restricted Stock Units that Vested (In thousands)
2016	$8.85	$2,485
2015	28.26	2,884
2014	30.67	3,536
Stock Options
Stock options generally vest over three years, expire ten years from the date of grant, and have an option price equal to the market value of the stock on the date of grant.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Information with respect to stock option activity for the year ended December 31, 2016, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at December 31, 2015	109,306	$22.16
Expired	—
Outstanding and exercisable at December 31, 2016	109,306	$22.16	1.2	$—	$—
Additional information related to stock options:

Years Ended December 31:	Intrinsic Value of Stock Options Exercised
2016	$—
2015	—
2014	11.81
There were no stock options granted during 2016, 2015 or 2014.
SARs
SARs generally vest over three years, expire ten years from the date of grant and have a base price equal to the market value of the stock on the date of the grant. Upon vesting the holders may exercise the SARs and receive a number of shares of common stock having a value equal to the appreciation in the value of the common stock between the grant date and the exercise date. There were no SARs granted or vested during 2016, 2015, or 2014. At December 31, 2015, there were 16,943 SARs outstanding with a weighted average exercise price of $25.44. All outstanding SARs expired during 2016.
17. EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding stock options, stock appreciation rights and restricted stock units. No such items were included in the computations of diluted loss per share in the twelve months ended December 31, 2016, 2015 or 2014 because the Company incurred a net loss applicable to common shareholders in those periods and the effect of inclusion would have been anti-dilutive. The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
		Restated
Convertible notes and securities	—	—	626
Restricted stock units, stock options and SARs	810	464	537
Total shares excluded from diluted shares calculation	810	464	1,163

18. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Noncontrolling Interest
Upon the acquisition of WMLP we recorded a noncontrolling interest totaling $15.3 million, which represents the equity attributable to the noncontrolling unitholders, who owned approximately 21% of the outstanding Common Units of

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

WMLP at December 31, 2014. The Kemmerer Drop resulted in our acquisition of an additional 15% interest in WMLP (on a fully diluted basis) with a corresponding decrease in noncontrolling interest ownership.
Preferred and Common Stock
The Company has one class of capital stock outstanding at December 31, 2016, common stock, par value $0.01 per share. During the first quarter of 2015, all of the Company’s Series A Convertible Exchangeable Preferred Stock were converted or redeemed, consisting of 88,494 shares of preferred stock being converted into 604,557 shares of common stock and 3,175 shares of preferred stock were redeemed under a mandatory redemption for $0.3 million. The Company paid less than $0.1 million of preferred stock dividends for the year ended December 31, 2015.
Accumulated Other Comprehensive Loss
The following is a summary of accumulated other comprehensive loss:

	Pension	Postretirement medical benefits	Available-for- sale securities	Foreign currency translation adjustment	Tax effect of other comprehensive income gains	Accumulated other comprehensive loss
	(In thousands)
January 1, 2014 (as restated)	$(12,255)	$(20,292)	$—	$—	$(35,135)	$(67,682)
2014 activity	(23,285)	(19,424)	413	(18,190)	161	(60,325)
December 31, 2014 (as restated)	(35,540)	(39,716)	413	(18,190)	(34,974)	(128,007)
2015 activity	2,046	8,630	(1,738)	(51,866)	(3,335)	(46,263)
December 31, 2015 (as restated)	(33,494)	(31,086)	(1,325)	(70,056)	(38,309)	(174,270)
2016 activity	7,371	(20,807)	(349)	8,983	—	(4,802)
December 31, 2016	$(26,123)	$(51,893)	$(1,674)	$(61,073)	$(38,309)	$(179,072)
Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in accumulated other comprehensive loss by component:

	Pension	Postretirement medical benefits	Available-for- sale securities	Foreign currency translation adjustment	Tax effect of other comprehensive income gains	Accumulated other comprehensive loss
	(In thousands)
December 31, 2015 (as restated)	$(33,494)	$(31,086)	$(1,325)	$(70,056)	$(38,309)	$(174,270)
Other comprehensive income (loss) before reclassifications	3,010	(22,066)	(577)	8,983	—	(10,650)
Amounts reclassified from accumulated other comprehensive loss	4,361	1,259	228	—	—	5,848
December 31, 2016	$(26,123)	$(51,893)	$(1,674)	$(61,073)	$(38,309)	$(179,072)
The following table reflects the reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2016 (in thousands):

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss(1)	Affected line item in the statement where net loss is presented

Available-for-sale securities:
Realized gains and losses on available-for-sale securities	$228	Other income
	$228	Total
Amortization of defined benefit pension items:
Prior service costs	$8	(2)
Actuarial losses	4,353	(2)
	$4,361	Total
Amortization of postretirement medical items:
Prior service costs	$(636)	(3)
Actuarial losses	1,895	(3)
	$1,259	Total
____________________

(1)	Amounts in parenthesis indicate debits to income/loss.

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 12 - Pension And Other Saving Plans to the consolidated financial statements for additional details).

(3)
These accumulated other comprehensive income components are included in the computation of net periodic postretirement medical cost. (See Note 11 - Postretirement Medical Benefits to the consolidated financial statements for additional details).

Restricted Net Assets

WCC has obligations to pay pension and postretirement medical benefits, to fund corporate expenditures, and to pay interest on the 8.75% Notes and the Term Loan. However, WCC conducts no operations, has no source of revenue and is fully dependent on distributions from its subsidiaries to pay its costs. Due to the Master Limited Partnership structure and the WMLP Term Loan, at December 31, 2016, WMLP is limited in its ability to distribute funds to WCC. The amount of cash WMLP can distribute on its units principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter. The WMLP Term Loan contains customary financial and other covenants and it permits distributions to its unitholders under specified circumstances. Borrowings under the WMLP Term Loan are secured by substantially all of its physical assets. At December 31, 2016, WMLP was in a net liability position.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

19. INCOME TAX
We are subject to taxation in the United States and Canada as well as various state jurisdictions. As of December 31, 2016, tax years for 2013, 2014, and 2015 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2016, we are no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for tax years before 2013. The Company’s income (loss) before income taxes is as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
		Restated	Restated
United States	$(100,290)	$(264,146)	$(160,028)
Foreign	23,359	25,161	(16,695)
Loss before income taxes	$(76,931)	$(238,985)	$(176,723)
Income tax expense (benefit) reflected in the consolidated statement of operations consisted of:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current:		Restated	Restated
Federal	$(2,924)	$—	$—
State	166	12	120
Foreign	841	1,441	545
	(1,917)	1,453	665
Deferred:
Federal	(41,054)	(3,295)	—
State	(5,032)	(330)	—
Foreign	(56)	(17,718)	(642)
	(46,142)	(21,343)	(642)
Income tax expense (benefit)	$(48,059)	$(19,890)	$23

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The effective tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
		Restated	Restated
Computed income tax expense (benefit) at statutory rate	$(28,833)	$(85,757)	$(58,996)
Tax depletion in excess of basis	(10,794)	(5,317)	(9,273)
Non-deductible acquisition costs	—	—	2,979
Intercompany interest	(6,651)	(6,488)	(4,174)
State and foreign income taxes, net	(4,632)	(8,897)	(9,321)
Change in valuation allowance for net deferred tax assets	59,536	149,987	97,829
Release of valuation allowance arising from amalgamation	—	(32,441)	—
Restatement adjustment	—	(1,992)	(19,373)
Indian coal tax credits (“ICTC”)	(9,923)	(13,756)	(15,205)
Change in state effective tax rate	(7,548)	2,713	(385)
Change in federal rate	—	(7,951)	—
Change in Canadian rate	—	(3,083)	17
Foreign income inclusion	8,093	486	13,031
Alternative minimum tax refund	(2,923)	—	—
Kemmerer deferred tax asset removal	—	(13,238)	—
San Juan purchase accounting release of valuation allowance	(46,086)	—	—
Other, net	1,702	5,844	2,894
Income tax expense (benefit)	$(48,059)	$(19,890)	$23
As a result of the restatement described in Note 2 - Restatement Of Previously Issued Consolidated Financial Statements to the consolidated financial statements, we recorded deferred tax assets and corresponding valuation allowances of zero, $5.9 million, and $20.3 million in the years ended December 31, 2016, 2015, and 2014, respectively.
The $59.5 million increase in valuation allowance for the year ended December 31, 2016 is due to the tax effect of the change in current year temporary items, credits, net operating losses, and postretirement medical benefit and pension obligations.
During 2016, as part of the San Juan Acquisition, the Company acquired $46.1 million in deferred tax liabilities. Changes in the acquiring company’s deferred tax assets or liabilities subsequent to a business combination are required to be recorded in income during the period in which the transaction occurs. Accordingly, the $46.1 million decrease in the Company’s net deferred tax assets resulted in the release of a corresponding $46.1 million valuation allowance and recognition of a tax benefit as of December 31, 2016.
During 2015 the Company completed an amalgamation of two of our Canadian subsidiaries as part of a tax planning strategy. The amalgamation resulted in a decrease in the Company’s Canadian net deferred tax asset, necessitating the $32.4 million release of a portion of the Company’s valuation allowance. The $13.2 million Kemmerer deferred tax asset removal for the year ended December 31, 2015 is due to the Company dropping the Kemmerer mine and assets into the Company’s master limited partnership on August 1, 2015.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:		Restated
Net operating losses	$249,687	$198,045
Credit carryforwards	69,170	62,390
Accrued compensation and benefits	7,399	5,847
Asset retirement obligations	156,550	125,672
Postretirement medical benefit and pension obligations	143,374	123,595
Deferred revenue	11,110	13,591
Black lung accrual	8,299	7,405
Unrealized gain/(loss) on derivatives	4,774	14,377
Canadian resource pool	4,174	4,088
Lease obligations	8,415	13,341
Other	9,668	9,008
Total deferred tax assets	672,620	577,359
Valuation allowance	(563,338)	(519,774)
Net deferred tax assets	109,282	57,585

Deferred tax liabilities:
Property, plant and equipment, differences due to depreciation and amortization	$(83,411)	$(38,136)
Investment in partnerships	(13,365)	(6,284)
Finance lease receivable	(7,362)	(9,446)
Other	(5,144)	(3,719)
Total deferred tax liabilities	(109,282)	(57,585)

Net deferred tax asset (liability)	$—	$—
As of December 31, 2016, the Company had significant deferred tax assets. The deferred tax assets include U.S. federal, state and foreign NOLs, AMT credit carryforwards, ICTC carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income. The Company determined that since its net deductible temporary differences will not reverse for the foreseeable future, and it is unable to forecast regular taxable income when they do reverse, a full valuation allowance is required for these deferred tax assets. The net valuation allowance increased by $43.6 million during the year ended December 31, 2016.
As of December 31, 2016, the Company has available U.S. federal net operating loss carryforwards to reduce future regular taxable income of $581.4 million, expiring between 2018 and 2036. The Company has ICTC carryforwards of $64.4 million available to reduce future income taxes, which expire between 2026 and 2036.
Currently the Company has an excess tax over book basis in its investment in Canadian subsidiaries and the Company does not expect this deferred tax asset to reverse in the foreseeable future. Accordingly, there has been no recognition of any deferred tax asset on the outside basis of investments in subsidiaries.
Foreign Income Taxes
As of December 31, 2016, the Company has available foreign net operating loss carryforwards to reduce future regular taxable income of approximately $52.3 million expiring in years 2031 through 2035.
Uncertain tax positions

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The Company recorded zero and $4.0 million in uncertain tax positions for the year ended December 31, 2016 and December 31, 2015, respectively. The Company recognizes interest and penalties related to income tax matters in income tax expense, for which none was recorded for the years ended December 31, 2016, 2015 or 2014. No uncertain tax positions are expected to change in the next 12 months.

20. COMMITMENTS AND CONTINGENCIES
Leases and other Commitments
The following shows the gross value and accumulated amortization of property, plant and equipment and mine development assets under capital leases related primarily to the leasing of mining equipment as of December 31:

	2016	2015
	(In thousands)
Gross value	$74,335	$65,293
Accumulated amortization	32,335	25,878
Future minimum capital and operating lease payments as of December 31, 2016, are as follows:

	Capital Leases	Operating Leases
	(In thousands)
2017	$35,345	$9,574
2018	10,467	7,784
2019	6,666	5,763
2020	3,237	1,350
2021	1,772	1,312
Thereafter	1,644	5,100
Total minimum lease payments	59,131	$30,883
Less imputed interest	(4,070)
Present value of minimum capital lease payments	$55,061
Rental expense under operating leases during the years ended December 31, 2016, 2015 and 2014 totaled $18.2 million, $25.2 million and $16.6 million, respectively.
The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $99.2 million, $96.7 million and $61.8 million in the years ended December 31, 2016, 2015 and 2014, respectively.
At December 31, 2016, the Company had fuel supply contracts outstanding with a minimum purchase requirement of 9.4 million gallons of diesel fuel for 2017. These contracts qualify for the normal purchase normal sale exception under hedge accounting.
Litigation
Indemnified Canadian Governmental Charges - Obed Mine Containment Pond Breach
On October 31, 2013, at a time when the mine was still owned by Sherritt International Corporation (“Sherritt”), a breach of an on-site water containment pond occurred at the Obed Mountain mine near Hinton, Alberta. The water release consisted of approximately 670,000 cubic meters of processed water containing water mixed with naturally occurring materials, mainly clay, mud, shale and coal fines. The release resulted in investigations by various regulatory authorities. The government of Alberta issued an environmental order in relation to the release on November 19, 2013 against Sherritt and Westmoreland’s Canadian subsidiary, and filed charges under provincial legislation on October 16, 2015. The federal government of Canada filed charges under federal legislation on January 13, 2016.
We are in the process of defending/resolving the provincial and federal charges. Pursuant to a Cooperation Agreement entered into between Sherritt and Westmoreland on April 28, 2014, Sherritt will fully indemnify us for the actual cost of

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

remediation and work required to comply with all regulatory orders. In addition, pursuant to the Arrangement Agreement, Sherritt will fully indemnify us, with no deductibles or minimums, for any and all fees, fines or judgments resulting from the water release. Because of our contractual indemnifications, we do not believe the results of the Obed mine charges will have a material adverse impact on our consolidated financial statements.
A loss contingency for this matter is probable and reasonably estimable. However, due to the full contractual indemnification, the probability of the Company having a net material liability arising out of these matters is remote. As of December 31, 2016, the Company has recorded $5.8 million in Other current liabilities for the estimated costs of remediation work and a corresponding amount in current receivables Other to reflect the indemnification by the prior owner.
Indemnified Canadian Governmental Charges - Coal Valley Mine Water Exceedances
On April 21, 2016, the government of Canada filed charges against Sherritt and Westmoreland’s Canadian subsidiary under federal legislation related to allegations from 2011-2013 of depositing deleterious substances in water frequented by fish at the Coal Valley mine near Edson, Alberta. The allegations concern the use of a certain flocculent at holdings ponds. During those times the mine was still owned by Sherritt.
We are in the process of defending/resolving these federal charges. Pursuant to the Cooperation Agreement and the Arrangement Agreement between Sherritt and Westmoreland, Sherritt will fully indemnify us for the actual cost of remediation and work required to comply with all regulatory orders and fully indemnify us, with no deductibles or minimums, for any and all fees, fines or judgments resulting from this matter. Because of our contractual indemnifications, we do not believe the results of these Coal Valley mine charges will have a material adverse impact on our consolidated financial statements.
WildEarth Guardians Regulatory Challenge to OSM’s Approval Process for Mine Plans
SJCC is subject to certain litigation related to its operations, including an Action filed by WildEarth Guardians (“WEG”) on February 27, 2013, in the United States District Court for the District of Colorado seeking review of the Office of Surface Mining (“OSM”) decisions and decisions of the Assistant Secretary of the Interior approving mine plans or mine plan amendments concerning seven separate coal mines in Colorado, Montana, New Mexico, and Wyoming. Among the decisions being challenged is the January 2008 approval of the mining plan modification for the San Juan mine. WEG alleges that in approving the plans or plan amendments, OSM engaged in a “pattern and practice of failing to comply with” the requirements of the National Environmental Policy Act (“NEPA”) by failing “to ensure that the public was appropriately involved in the adoption of” the mine plans and by failing to “take a hard look at a number of potentially significant environmental impacts.” On February 7, 2014, the case was transferred to the U.S. District Court for the District of New Mexico. On August 31, 2016 Judge Robert Junell issued a decision that 1) granted OSM’s motion for a voluntary remand back to the agency to conduct the required NEPA process as it relates to WEG’s claimed deficiencies and 2) mandated that OSM and SJCC conduct an Environmental Impact Statement (“EIS”) to address the alleged deficiencies of the original NEPA process within a three year time frame at which time automatic vacatur of the mining permit would occur absent a showing of good cause by the parties.
OSM has selected a contractor to perform the required services in support of the EIS in early December 2016. Currently, all affected parties have commenced finalization of contractual requirements to effectuate and manage the EIS process.
Pursuant to the judicial decision SJCC is free to continue operating under the existing permit during the three-year time frame that the EIS is being conducted.
Ohio Environmental Protection Agency Challenge
In May of 2016 the Ohio EPA (“OEPA”) notified Oxford Mining Company, LLC (“Oxford”), in writing that OEPA believed various of the Oxford’s previously remediated mines have failed to meet the performance goals set forth in the approved mitigation plans. OEPA’s letters allow that Oxford either a) provide evidence that OEPA’s listed mitigation deficiencies are actually meeting the performance standards, b) request an extension of up to two years to complete the outstanding mitigation obligations, or c) pursue off-site mitigation credit such as purchasing mitigation credits from third parties. None of the written correspondence specified monetary damages or cost estimates to complete the alleged mitigation deficiencies.
Discussions are ongoing with OEPA to determine an appropriate resolution. There is currently an open dialogue whereby comparative evaluations are being discussed. Presently, our position is that our exposure is inconsequential based on internally conducted technical and legal evaluations.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Other Legal Proceedings
We are party to other legal proceedings arising in the ordinary course of business and may become involved in additional proceedings from time to time. We believe that there are no other legal proceedings pending that are likely to have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Nevertheless, we cannot predict the impact of future developments affecting our claims and lawsuits, and any resolution of a claim or lawsuit or an accrual within a particular fiscal period may materially and adversely impact our results of operations for that period. In addition to claims and lawsuits against us, our operations, permits, and other industry regulatory processes and approvals, including those applicable to the utilities and transportation industries, may also continue to be subject to legal challenges that could materially and adversely impact our mining operations, results and liquidity. These regulatory challenges may seek to vacate prior regulatory decisions and authorizations that are legally required for some or all of our current or planned mining activities. If we are required to reduce or modify our mining activities as a result of these challenges, the impact could have a material adverse effect on our shipments, financial results and liquidity, and could result in claims from third parties if we are unable to meet our commitments under pre-existing commercial agreements as a result of any such required reductions or modifications to our mining activities.
21. BUSINESS SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting.
The Company’s operations are classified into six reporting segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage, and Corporate. The Coal - U.S. reporting segment includes the operations of coal mines located in Montana, North Dakota, Ohio and Texas. The Coal - Canada reporting segment includes the operations of coal mines located in Alberta and Saskatchewan. The Coal - WMLP reporting segment includes the operations of Westmoreland Resource Partners, LP, a publicly-traded coal master limited partnership with mines in Ohio and the Kemmerer mine in Wyoming. The Kemmerer Drop was completed on August 1, 2015 and, accordingly, to enable comparability, all segment disclosures have been adjusted to remove financial information for Kemmerer from the Coal - U.S. segment and present it in the Coal - WMLP segment for all periods presented. The Power segment includes its ROVA operations located in North Carolina. The Heritage segment costs primarily include benefits the Company provides to former mining operation employees as well as other administrative costs associated with providing those benefits and cost containment efforts. The Corporate segment primarily consists of corporate administrative expenses and includes eliminations for intersegment revenues and cost of sales.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Summarized financial information by segment is as follows:

	Coal - U.S. (1)(2)(8)	Coal - Canada (3)	Coal - WMLP (2)(4)(5)	Power (6)	Heritage	Corporate (7)	Consolidated
	(In thousands)
December 31, 2016
Revenues	$651,713	$415,593	$349,341	$86,578	$—	$(25,265)	$1,477,960
Restructuring charges	—	—	—	—	—	—	—
Depreciation, depletion, and amortization	108,326	26,893	50,217	—	—	(169)	185,267
Operating income (loss)	(8,063)	39,104	8,873	28,535	(13,409)	(16,910)	38,130
Total assets	612,588	493,356	386,862	59,273	16,298	16,532	1,584,909
Capital expenditures	14,775	19,791	11,566	—	—	—	46,132
December 31, 2015
*Revenues	$552,745	$430,416	$388,605	$84,423	$—	$(36,671)	$1,419,518
Restructuring charges	—	—	656	—	—	—	656
*Depreciation, depletion, and amortization	45,650	30,323	54,504	9,908	—	(57)	140,328
*Operating income (loss)	2,213	36,830	(5,211)	(146,868)	(15,596)	(17,064)	(145,696)
*Total assets	442,143	506,058	412,895	39,762	16,146	(1,025)	1,415,979
Capital expenditures	25,193	27,658	27,296	1,408	—	(3,634)	77,921
December 31, 2014
*Revenues	$486,528	$388,711	$170,508	$85,253	$—	$—	$1,131,000
Restructuring charges	1,058	9,565	2,783	459	78	1,046	14,989
*Depreciation, depletion, and amortization	45,852	36,450	16,912	9,998	—	149	109,361
*Operating income (loss)	(7,742)	(5,695)	26,478	(35,023)	(14,858)	(11,824)	(48,664)
*Total assets	406,972	626,534	475,386	172,104	15,969	43,424	1,740,389
Capital expenditures	23,108	19,147	7,489	527	—	55	50,326
____________________
* As Restated.

(1)
The Buckingham Acquisition was completed on January 1, 2015. For the years ended December 31, 2016 and December 31, 2015, revenues for Buckingham were $76.6 million and $80.4 million, respectively. Operating income was $1.9 million for the year ended December 31, 2016. For the year ended December 31, 2015 there was a loss of $3.2 million.

(2)
Financial information of the Kemmerer mine for the year ended December 31, 2014 was previously presented under the Coal - U.S. segment and is now presented under the Coal - WMLP segment for all periods presented due to the Kemmerer Drop that occurred on August 1, 2015.

(3)	The Canadian operations were acquired on April 28, 2014, therefore, information for the year ended December 31, 2014 includes approximately eight months of operations.

(4)
The Ohio operations reported under the segment Coal - WMLP were acquired on December 31, 2014. For the years ended December 31, 2016 and December 31, 2015, revenues for the Ohio operations were $195.1 million and $225.2 million and operating losses were $15.8 million and $26.8 million, respectively.

(5)
The Coal - WMLP segment recorded revenues of $25.3 million and $36.7 million for intersegment revenues to the Coal - U.S. segment for the year ended December 31, 2016 and December 31, 2015 respectively.

(6)	Operating income (loss) for the Power segment for 2015 includes an impairment charge of $133.1 million.

(7)	Eliminations for intersegment revenues and cost of sales are presented within the Corporate segment.

(8)	The San Juan Acquisition was completed on January 31, 2016. For the year ended December 31, 2016, revenues for San Juan were $184.4 million and operating income was $24.5 million.

The Company derives its revenues from a few key customers. The customers from which 10% or more of consolidated revenues have been derived and the percentage of consolidated revenues from those customers is summarized as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Customer A - Coal - U.S. and WMLP	$207,290	$234,840	$167,882
Customer B - Coal - U.S.	184,364	—	—
Customer C - Coal - Canada	174,659	180,660	144,863
Customer D - Coal - U.S.	146,503	153,585	128,104
Percentage of consolidated revenues	48%	40%	39%

22. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31(1)
	(In thousands; except per share data)
2016:	Restated	Restated	Restated
Revenues	$355,854	$357,597	$371,772	$392,737
Operating income (loss)	7,619	(883)	8,753	22,641
Net income (loss) applicable to common shareholders	27,407	(28,589)	(18,368)	(7,551)
Basic and diluted income (loss) per common share	$1.50	$(1.54)	$(0.99)	$(0.41)
2015:	Restated	Restated	Restated	Restated
Revenues	$374,115	$351,737	$352,000	$341,666
Operating income (loss)	5,573	(8,797)	(20,854)	(121,618)
Net loss applicable to common shareholders	(13,878)	(38,169)	(51,418)	(110,180)
Basic and diluted loss per common share	$(0.79)	$(2.13)	$(2.86)	$(6.10)
____________________

(1)
Operating loss for the three months ended December 31, 2015 includes $136.2 million of impairment charges at ROVA and the Coal Valley mine in the Coal - Canada segment. At our Jewett mine, our customer, NRG Texas Power, notified us during the third quarter of 2016 that our coal supply agreement would terminate two years early on December 31, 2016. As a result of the notification, we accelerated depreciation and depletion of the mine's mineral rights, plant and equipment and recorded $45.1 million in Depreciation, depletion and amortization within the consolidated statement of operations during the fourth quarter of 2016.

The San Juan Acquisition was completed January 31, 2016; therefore, operating results includes activities of the San Juan operations beginning with the three months ended March 31, 2016.

Restatement

As more fully discussed in Note 2 - Restatement Of Previously Issued Consolidated Financial Statements to the consolidated financial statements, the following operating results for each of the eight fiscal quarters in the two year period ended December 31, 2016 (except for the current quarter ending December 31, 2016) have been restated to reflect adjustments to our previously-issued consolidated financial statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following tables summarize the impact of the restatement on our previously reported interim consolidated balance sheets (unaudited) (in thousands):

	September 30, 2016			June 30, 2016			March 31, 2016
Assets	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Current assets:
Cash and cash equivalents	$28,914	$—	$28,914	$35,876	$—	$35,876	$17,754	$—	$17,754
Receivables:
Trade	140,063		140,063	142,587	—	142,587	150,068	—	150,068
Loan and lease receivables	5,394	—	5,394	5,851	—	5,851	5,968	—	5,968
Contractual third-party reclamation receivables	12,985	(12,985)	—	12,781	(12,781)	—	12,564	(12,564)	—
Other	20,018	(10,008)	10,010	18,937	(9,370)	9,567	19,021	(9,406)	9,615
	178,460	(22,993)	155,467	180,156	(22,151)	158,005	187,621	(21,970)	165,651
Inventories	128,685	1,222	129,907	129,881	334	130,215	143,399	366	143,765
Other current assets	24,711	—	24,711	19,823	—	19,823	19,951		19,951
Total current assets	360,770	(21,771)	338,999	365,736	(21,817)	343,919	368,725	(21,604)	347,121
Property, plant and equipment:
Land and mineral rights	600,160	143,296	743,456	597,450	144,376	741,826	596,448	144,492	740,940
Plant and equipment	879,718	—	879,718	875,122	—	875,122	869,901	—	869,901
	1,479,878	143,296	1,623,174	1,472,572	144,376	1,616,948	1,466,349	144,492	1,610,841
Less accumulated depreciation, depletion and amortization	642,791	77,419	720,210	613,745	69,730	683,475	586,968	68,238	655,206
Net property, plant and equipment	837,087	65,877	902,964	858,827	74,646	933,473	879,381	76,254	955,635
Loan and lease receivables	49,389	—	49,389	50,161	—	50,161	51,823	—	51,823
Advanced coal royalties	17,470	—	17,470	17,206	—	17,206	16,367	—	16,367
Reclamation deposits	74,043	—	74,043	73,434	—	73,434	77,807	—	77,807
Restricted investments and bond collateral	144,454	—	144,454	144,061	—	144,061	143,345	—	143,345
Contractual third-party reclamation receivables, less current portion	155,249	(155,249)	—	154,926	(154,926)	—	154,816	(154,816)	—
Investment in joint venture	27,815	—	27,815	28,045	—	28,045	29,014	—	29,014
Intangible assets(1)	27,492	—	27,492	28,050	—	28,050	28,574	—	28,574
Other assets	25,883	(2,455)	23,428	22,767	(5,089)	17,678	20,837	(7,575)	13,262
Total Assets	$1,719,652	$(113,598)	$1,606,054	$1,743,213	$(107,186)	$1,636,027	$1,770,689	$(107,741)	$1,662,948
____________________
(1) Intangible assets, net of accumulated amortization of $4.0 million, $3.4 million and $2.9 million at September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Liabilities and Shareholders’ Deficit	September 30, 2016			June 30, 2016			March 31, 2016
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Current liabilities:
Current installments of long-term debt	$90,736	$—	$90,736	$87,754	$—	$87,754	$77,375	$—	$77,375
Revolving lines of credit	—	—	—	3,000	—	3,000	—	—	—
Accounts payable and accrued expenses:
Trade and other accrued liabilities	121,266	978	122,244	134,429	973	135,402	136,844	145	136,989
Interest payable	13,611	—	13,611	20,386	—	20,386	11,749	—	11,749
Production taxes	55,589	—	55,589	46,797	—	46,797	54,215	—	54,215
Postretirement medical benefits	13,855	—	13,855	13,855	—	13,855	13,855	—	13,855
Pension and SERP	368	—	368	368	—	368	368	—	368
Deferred revenue	23,203	—	23,203	19,834	—	19,834	20,303	—	20,303
Asset retirement obligations	51,088	—	51,088	50,944	—	50,944	49,445	—	49,445
Other current liabilities	34,578	(9,927)	24,651	29,888	(9,437)	20,451	36,782	(9,437)	27,345
Total current liabilities	404,294	(8,949)	395,345	407,255	(8,464)	398,791	400,936	(9,292)	391,644
Long-term debt, less current installments	1,035,013	—	1,035,013	1,047,244	—	1,047,244	1,051,674	—	1,051,674
Workers’ compensation, less current portion	4,908	—	4,908	4,992	—	4,992	5,034	—	5,034
Excess of black lung benefit obligation over trust assets	17,865	—	17,865	17,594	—	17,594	17,423	—	17,423
Postretirement medical costs, less current portion	286,952	—	286,952	286,739	—	286,739	288,437	—	288,437
Pension and SERP obligations, less current portion	42,790	—	42,790	43,702	—	43,702	44,221	—	44,221
Deferred revenue, less current portion	18,740	—	18,740	22,441	—	22,441	21,986	—	21,986
Asset retirement obligations, less current portion	450,869	(23,840)	427,029	449,857	(25,133)	424,724	450,422	(26,426)	423,996
Intangible liabilities(1)	2,669	—	2,669	2,936	—	2,936	3,203	—	3,203
Other liabilities	36,760	(3,290)	33,470	33,566	(5,918)	27,648	37,434	(7,575)	29,859
Total liabilities	2,300,860	(36,079)	2,264,781	2,316,326	(39,515)	2,276,811	2,320,770	(43,293)	2,277,477
Shareholders’ deficit:
Common stock(2)	186	—	186	186	—	186	184	—	184
Other paid-in capital	246,450	—	246,450	245,050	—	245,050	243,297	—	243,297
Accumulated other comprehensive loss	(150,726)	(3,225)	(153,951)	(150,259)	(3,225)	(153,484)	(151,897)	(3,225)	(155,122)
Accumulated deficit	(675,523)	(74,294)	(749,817)	(667,002)	(64,446)	(731,448)	(641,635)	(61,223)	(702,858)
Total shareholders’ deficit	(579,613)	(77,519)	(657,132)	(572,025)	(67,671)	(639,696)	(550,051)	(64,448)	(614,499)
Noncontrolling interests in consolidated subsidiaries	(1,595)	—	(1,595)	(1,088)	—	(1,088)	(30)	—	(30)
Total deficit	(581,208)	(77,519)	(658,727)	(573,113)	(67,671)	(640,784)	(550,081)	(64,448)	(614,529)
Total Liabilities and Deficit	$1,719,652	$(113,598)	$1,606,054	$1,743,213	$(107,186)	$1,636,027	$1,770,689	$(107,741)	$1,662,948
____________________
(1) Intangible liabilities, net of accumulated amortization of $10.6 million, $10.3 million and $10.0 million at September 30, 2016, June 30, 2016 and March 31, 2016, respectively.
(2) Common stock of $0.01 par value as of September 30, 2016, June 30, 2016 and March 31, 2016. Authorized 30,000,000 shares; Issued and outstanding 18,570,642 shares at September 30, 2016, 18,569,845 at June 30, 2016 and 18,402,961 at March 31, 2016.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	September 30, 2015			June 30, 2015			March 31, 2015
Assets	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Current assets:
Cash and cash equivalents	$29,336	$—	$29,336	$35,876	$—	$35,876	$53,393	$—	$53,393
Receivables:
Trade	146,522	—	146,522	136,720	—	136,720	154,167	—	154,167
Loan and lease receivables	6,304	—	6,304	9,258	—	9,258	9,609	—	9,609
Contractual third-party reclamation receivables	19,310	(19,310)	—	16,320	(16,320)	—	14,457	(14,457)	—
Other	15,081	33	15,114	14,497	35	14,532	16,300	33	16,333
	187,217	(19,277)	167,940	176,795	(16,285)	160,510	194,533	(14,424)	180,109
Inventories	124,438	13	124,451	138,759	63	138,822	133,819	217	134,036
Other current assets	15,795	4,448	20,243	13,567	5,954	19,521	15,077	5,947	21,024
Total current assets	356,786	(14,816)	341,970	364,997	(10,268)	354,729	396,822	(8,260)	388,562
Property, plant and equipment:
Land and mineral rights	494,950	115,391	610,341	504,353	115,409	619,762	496,034	115,320	611,354
Plant and equipment	1,012,900	—	1,012,900	1,006,901	—	1,006,901	989,914	—	989,914
	1,507,850	115,391	1,623,241	1,511,254	115,409	1,626,663	1,485,948	115,320	1,601,268
Less accumulated depreciation, depletion and amortization	625,940	63,969	689,909	595,962	61,067	657,029	562,413	59,021	621,434
Net property, plant and equipment	881,910	51,422	933,332	915,292	54,342	969,634	923,535	56,299	979,834
Loan and lease receivables	51,099	—	51,099	58,627	—	58,627	65,417	—	65,417
Advanced coal royalties	17,958	—	17,958	18,725	—	18,725	19,637	—	19,637
Reclamation deposits	77,425	—	77,425	76,952	—	76,952	76,715	—	76,715
Restricted investments and bond collateral	137,672	—	137,672	128,167	—	128,167	129,813	—	129,813
Contractual third-party reclamation receivables, less current portion	96,086	(96,086)	—	99,040	(99,040)	—	100,818	(100,818)	—
Investment in joint venture	28,664	—	28,664	32,465	—	32,465	32,395	—	32,395
Intangible assets(1)	29,720	—	29,720	30,254	—	30,254	30,784	—	30,784
Other assets	9,638	—	9,638	10,626	—	10,626	12,049	—	12,049
Total Assets	$1,686,958	$(59,480)	$1,627,478	$1,735,145	$(54,966)	$1,680,179	$1,787,985	$(52,779)	$1,735,206
____________________
(1) Intangible assets, net of accumulated amortization of $16.9 million, $16.3 million and $15.8 million at September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Liabilities and Shareholders’ Deficit	September 30, 2015			June 30, 2015			March 31, 2015
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Current liabilities:
Current installments of long-term debt	$38,879	$—	$38,879	$42,566	$—	$42,566	$42,554	$—	$42,554
Revolving lines of credit	—	—	—	2,500	—	2,500	—	—	—
Accounts payable and accrued expenses:
Trade and other accrued liabilities	129,084	682	129,766	126,864	449	127,313	141,479	450	141,929
Interest payable	7,869	—	7,869	16,911	—	16,911	9,180	—	9,180
Production taxes	53,437	—	53,437	46,756	—	46,756	52,174	—	52,174
Postretirement medical benefits	13,263	—	13,263	13,263	—	13,263	13,263	—	13,263
Pension and SERP	368	—	368	368	—	368	368	—	368
Deferred revenue	13,170	—	13,170	13,176	—	13,176	17,372	—	17,372
Asset retirement obligations	47,462	—	47,462	49,860	—	49,860	48,024	—	48,024
Other current liabilities	26,551	—	26,551	27,838	—	27,838	28,072	—	28,072
Total current liabilities	330,083	682	330,765	340,102	449	340,551	352,486	450	352,936
Long-term debt, less current installments	987,262	—	987,262	963,488	—	963,488	977,556	—	977,556
Workers’ compensation, less current portion	6,081	—	6,081	6,148	—	6,148	6,223	—	6,223
Excess of black lung benefit obligation over trust assets	11,919	—	11,919	11,638	—	11,638	11,916	—	11,916
Postretirement medical costs, less current portion	293,268	—	293,268	293,340	—	293,340	293,253	—	293,253
Pension and SERP obligations, less current portion	44,256	—	44,256	44,925	—	44,925	48,226	—	48,226
Deferred revenue, less current portion	27,425	—	27,425	30,097	—	30,097	32,914	—	32,914
Asset retirement obligations, less current portion	402,145	—	402,145	401,403	—	401,403	399,378	—	399,378
Intangible liabilities(1)	3,737	—	3,737	4,004	—	4,004	4,271	—	4,271
Deferred income taxes	32,984	(58)	32,926	30,523	(63)	30,460	22,748	(61)	22,687
Other liabilities	37,014	—	37,014	32,268	—	32,268	27,686	360	28,046
Total liabilities	2,176,174	624	2,176,798	2,157,936	386	2,158,322	2,176,657	749	2,177,406
Shareholders’ deficit:
Common stock(2)	180	—	180	180	—	180	44,421	—	44,421
Other paid-in capital	238,705	—	238,705	228,362	—	228,362	184,475	—	184,475
Accumulated other comprehensive loss	(165,811)	(3,818)	(169,629)	(145,686)	(3,922)	(149,608)	(150,046)	(3,662)	(153,708)
Accumulated deficit	(563,804)	(56,286)	(620,090)	(517,242)	(51,430)	(568,672)	(480,637)	(49,866)	(530,503)
Total shareholders’ deficit	(490,730)	(60,104)	(550,834)	(434,386)	(55,352)	(489,738)	(401,787)	(53,528)	(455,315)
Noncontrolling interests in consolidated subsidiaries	1,514	—	1,514	11,595	—	11,595	13,115	—	13,115
Total deficit	(489,216)	(60,104)	(549,320)	(422,791)	(55,352)	(478,143)	(388,672)	(53,528)	(442,200)
Total Liabilities and Deficit	$1,686,958	$(59,480)	$1,627,478	$1,735,145	$(54,966)	$1,680,179	$1,787,985	$(52,779)	$1,735,206
____________________
(1) Intangible liabilities, net of accumulated amortization of $14.3 million, $14.0 million and $13.8 million at September 30, 2016, June 30, 2016 and March 31, 2016, respectively.
(2) Common stock of $0.01 par value as of September 30, 2015, June 30, 2015 and $2.50 par value at March 31, 2015. Authorized 30,000,000 shares; Issued and outstanding 18,021,061 shares at September 30, 2015, 17,952,320 at June 30, 2015 and 17,769,746 at March 31, 2015.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following tables summarize the impact of the restatement on our previously reported interim consolidated statements of operations (unaudited) (in thousands, except per share data):

	Three Months Ended March 31,
	2016			2015
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues	$354,721	$1,133	$355,854	$371,483	$2,632	$374,115
Cost, expenses and other:
Cost of sales	273,802	7,323	281,125	301,711	8,001	309,712
Depreciation, depletion and amortization	35,013	2,002	37,015	38,059	1,849	39,908
Selling and administrative	31,672	(4,273)	27,399	26,716	(4,336)	22,380
Heritage health benefit expenses	3,015	—	3,015	3,059	—	3,059
Loss on sale/disposal of assets	336	—	336	229	—	229
Loss on impairment	—	—	—	553	—	553
Derivative loss (gain)	2,600	—	2,600	(5,276)	—	(5,276)
Income from equity affiliates	(1,293)	—	(1,293)	(2,025)	—	(2,025)
Other operating loss (income)	(1,962)	—	(1,962)	2	—	2
	343,183	5,052	348,235	363,028	5,514	368,542
Operating income	11,538	(3,919)	7,619	8,455	(2,882)	5,573
Other income (expense):
Interest expense	(29,669)	742	(28,927)	(24,735)	736	(23,999)
Interest income	1,791	—	1,791	2,140	—	2,140
Gain (loss) on foreign exchange	(1,387)	—	(1,387)	2,109	—	2,109
Other income (expense)	(122)	—	(122)	193	—	193
	(29,387)	742	(28,645)	(20,293)	736	(19,557)
Loss before income taxes	(17,849)	(3,177)	(21,026)	(11,838)	(2,146)	(13,984)
Income tax expense (benefit)	(47,935)	—	(47,935)	2,040	—	2,040
Net income (loss)	30,086	(3,177)	26,909	(13,878)	(2,146)	(16,024)
Less net loss attributable to noncontrolling interest	(498)	—	(498)	(2,146)	—	(2,146)
Net income (loss) applicable to common shareholders	$30,584	$(3,177)	$27,407	$(11,732)	$(2,146)	$(13,878)
Net income (loss) per share applicable to common shareholders:
Basic and diluted	$1.67	$(0.17)	$1.50	$(0.67)	$(0.12)	$(0.79)
Weighted average number of common shares outstanding:
Basic	18,262		18,262	17,621		17,621
Diluted	18,269		18,269	17,621		17,621

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Three Months Ended June 30,
	2016			2015
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues	$356,247	$1,350	$357,597	$348,959	$2,778	$351,737
Cost, expenses and other:
Cost of sales	290,113	8,068	298,181	285,480	7,224	292,704
Depreciation, depletion and amortization	33,663	1,560	35,223	34,263	2,069	36,332
Selling and administrative	32,019	(4,406)	27,613	28,508	(4,584)	23,924
Heritage health benefit expenses	3,222	—	3,222	2,162	—	2,162
Loss (gain) on sale/disposal of assets	(2,253)	—	(2,253)	784	—	784
Restructuring charges	—	—	—	103	—	103
Derivative loss (gain)	(5,878)	—	(5,878)	6,178	—	6,178
Income from equity affiliates	(1,287)	—	(1,287)	(1,653)	—	(1,653)
Other operating loss	3,659	—	3,659	—	—	—
	353,258	5,222	358,480	355,825	4,709	360,534
Operating income (loss)	2,989	(3,872)	(883)	(6,866)	(1,931)	(8,797)
Other income (expense):
Interest expense	(31,510)	650	(30,860)	(25,304)	454	(24,850)
Interest income	2,356	—	2,356	2,567	—	2,567
Loss on foreign exchange	(364)	—	(364)	(1,313)	—	(1,313)
Other income	254	—	254	534	—	534
	(29,264)	650	(28,614)	(23,516)	454	(23,062)
Loss before income taxes	(26,275)	(3,222)	(29,497)	(30,382)	(1,477)	(31,859)
Income tax expense (benefit)	(100)	—	(100)	7,469	87	7,556
Net loss	(26,175)	(3,222)	(29,397)	(37,851)	(1,564)	(39,415)
Less net loss attributable to noncontrolling interest	(808)	—	(808)	(1,246)	—	(1,246)
Net loss applicable to common shareholders	$(25,367)	$(3,222)	$(28,589)	$(36,605)	$(1,564)	$(38,169)
Net loss per share applicable to common shareholders:
Basic and diluted	$(1.37)	$(0.17)	$(1.54)	$(2.04)	$(0.09)	$(2.13)
Weighted average number of common shares outstanding:
Basic and diluted	18,540		18,540	17,926		17,926

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Six Months Ended June 30,
	2016			2015
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues	$710,968	$2,483	$713,451	$720,444	$5,411	$725,855
Cost, expenses and other:
Cost of sales	563,915	15,392	579,307	587,189	15,225	602,414
Depreciation, depletion and amortization	68,676	3,561	72,237	72,322	3,918	76,240
Selling and administrative	63,691	(8,679)	55,012	55,228	(8,920)	46,308
Heritage health benefit expenses	6,237	—	6,237	5,221	—	5,221
Loss (gain) on sale/disposal of assets	(1,917)	—	(1,917)	1,013	—	1,013
Restructuring charges	—	—	—	656	—	656
Derivative loss (gain)	(3,278)	—	(3,278)	902	—	902
Income from equity affiliates	(2,580)	—	(2,580)	(3,678)	—	(3,678)
Other operating loss	1,697	—	1,697	—	—	—
	696,441	10,274	706,715	718,853	10,223	729,076
Operating income (loss)	14,527	(7,791)	6,736	1,591	(4,812)	(3,221)
Other income (expense):
Interest expense	(61,179)	1,392	(59,787)	(50,039)	1,190	(48,849)
Interest income	4,147	—	4,147	4,707	—	4,707
Gain (loss) on foreign exchange	(1,751)	—	(1,751)	795	—	795
Other income	132	—	132	726	—	726
	(58,651)	1,392	(57,259)	(43,811)	1,190	(42,621)
Loss before income taxes	(44,124)	(6,399)	(50,523)	(42,220)	(3,622)	(45,842)
Income tax expense (benefit)	(48,035)	—	(48,035)	9,509	87	9,596
Net income (loss)	3,911	(6,399)	(2,488)	(51,729)	(3,709)	(55,438)
Less net loss attributable to noncontrolling interest	(1,306)	—	(1,306)	(3,392)	—	(3,392)
Net income (loss) applicable to common shareholders	$5,217	$(6,399)	$(1,182)	$(48,337)	$(3,709)	$(52,046)
Net income (loss) per share applicable to common shareholders:
Basic and diluted	$0.28	$(0.35)	$(0.07)	$(2.72)	$(0.21)	$(2.93)
Weighted average number of common shares outstanding:
Basic	18,401		18,401	17,775		17,775
Diluted	18,418		18,418	17,775		17,775

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Three Months Ended September 30,
	2016			2015
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues	$370,683	$1,089	$371,772	$349,796	$2,204	$352,000
Cost, expenses and other:
Cost of sales	278,765	6,663	285,428	292,973	9,296	302,269
Depreciation, depletion and amortization	33,112	7,748	40,860	34,459	2,781	37,240
Selling and administrative	30,518	(4,863)	25,655	29,383	(4,326)	25,057
Heritage health benefit expenses	3,265	—	3,265	2,801	—	2,801
Loss on sale/disposal of assets	548	—	548	1,135	—	1,135
Derivative loss	5,442	—	5,442	5,815	—	5,815
Income from equity affiliates	(1,547)	—	(1,547)	(463)	—	(463)
Other operating loss (income)	3,368	—	3,368	(1,000)	—	(1,000)
	353,471	9,548	363,019	365,103	7,751	372,854
Operating income (loss)	17,212	(8,459)	8,753	(15,307)	(5,547)	(20,854)
Other income (expense):
Interest expense	(29,494)	(1,388)	(30,882)	(26,831)	966	(25,865)
Loss on extinguishment of debt	—	—	—	(5,385)	—	(5,385)
Interest income	1,374	—	1,374	1,555	—	1,555
Gain on foreign exchange	220	—	220	1,679	—	1,679
Other income	303	—	303	356	—	356
	(27,597)	(1,388)	(28,985)	(28,626)	966	(27,660)
Loss before income taxes	(10,385)	(9,847)	(20,232)	(43,933)	(4,581)	(48,514)
Income tax expense (benefit)	(1,625)	—	(1,625)	4,087	275	4,362
Net loss	(8,760)	(9,847)	(18,607)	(48,020)	(4,856)	(52,876)
Less net loss attributable to noncontrolling interest	(239)	—	(239)	(1,458)	—	(1,458)
Net loss applicable to common shareholders	$(8,521)	$(9,847)	$(18,368)	$(46,562)	$(4,856)	$(51,418)
Net loss per share applicable to common shareholders:
Basic and diluted	$(0.46)	$(0.53)	$(0.99)	$(2.59)	$(0.27)	$(2.86)
Weighted average number of common shares outstanding:
Basic and diluted	18,570		18,570	17,986		17,986

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Nine Months Ended September 30,
	2016			2015
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Revenues	$1,081,651	$3,572	1,085,223	$1,070,240	$7,614	1,077,854
Cost, expenses and other:
Cost of sales	842,680	22,055	864,735	880,162	24,520	904,682
Depreciation, depletion and amortization	101,788	11,309	113,097	106,781	6,699	113,480
Selling and administrative	94,209	(13,542)	80,667	84,611	(13,246)	71,365
Heritage health benefit expenses	9,502	—	9,502	8,022	—	8,022
Loss (gain) on sale/disposal of assets	(1,369)	—	(1,369)	2,148	—	2,148
Restructuring charges	—	—	—	656	—	656
Derivative loss	2,164	—	2,164	6,717	—	6,717
Income from equity affiliates	(4,127)	—	(4,127)	(4,141)	—	(4,141)
Other operating loss (income)	5,065	—	5,065	(1,000)	—	(1,000)
	1,049,912	19,822	1,069,734	1,083,956	17,973	1,101,929
Operating income (loss)	31,739	(16,250)	15,489	(13,716)	(10,359)	(24,075)
Other income (expense):
Interest expense	(90,673)	4	(90,669)	(76,870)	2,156	(74,714)
Loss on extinguishment of debt	—	—	—	(5,385)	—	(5,385)
Interest income	5,521	—	5,521	6,262	—	6,262
Gain (loss) on foreign exchange	(1,531)	—	(1,531)	2,474	—	2,474
Other income	435	—	435	1,082	—	1,082
	(86,248)	4	(86,244)	(72,437)	2,156	(70,281)
Loss before income taxes	(54,509)	(16,246)	(70,755)	(86,153)	(8,203)	(94,356)
Income tax expense (benefit)	(49,660)	—	(49,660)	13,596	362	13,958
Net loss	(4,849)	(16,246)	(21,095)	(99,749)	(8,565)	(108,314)
Less net loss attributable to noncontrolling interest	(1,545)	—	(1,545)	(4,850)	—	(4,850)
Net loss applicable to common shareholders	$(3,304)	$(16,246)	$(19,550)	$(94,899)	$(8,565)	$(103,464)
Net loss per share applicable to common shareholders:
Basic and diluted	$(0.18)	$(0.88)	$(1.06)	$(5.32)	$(0.48)	$(5.80)
Weighted average number of common shares outstanding:
Basic and diluted	18,458		18,458	17,846		17,846

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following tables summarize the impact of the restatement on our previously reported interim consolidated statements of comprehensive income (loss) (unaudited) (in thousands):

	Three Months Ended March 31,
	2016			2015
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Net income (loss)	$30,086	$(3,177)	$26,909	$(13,878)	$(2,146)	$(16,024)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains, pension	818	(245)	573	1,110	—	1,110
Adjustments to accumulated actuarial income and transition obligations, pension	172	—	172	203	—	203
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	200	—	200	327	—	327
Adjustments to accumulated actuarial losses, postretirement medical benefits	(688)	—	(688)	—	—	—
Tax effect of other comprehensive income gains (losses)	(281)	—	(281)	325	—	325
Change in foreign currency translation adjustment	(57)	(64)	(121)	(575)	81	(494)
Unrealized and realized gains (losses) on available-for-sale securities	19,239	—	19,239	(27,140)	—	(27,140)
Other comprehensive income (loss), net of income taxes	19,403	(309)	19,094	(25,750)	81	(25,669)
Comprehensive income (loss)	49,489	(3,486)	46,003	(39,628)	(2,065)	(41,693)
Less: Comprehensive loss attributable to noncontrolling interest	(500)	—	(500)	(2,146)	—	(2,146)
Comprehensive income (loss) attributable to common shareholders	$49,989	$(3,486)	$46,503	$(37,482)	$(2,065)	$(39,547)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Three Months Ended June 30,						Six Months Ended June 30,
	2016			2015			2016			2015
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Net income (loss)	$(26,175)	$(3,222)	$(29,397)	$(37,851)	$(1,564)	$(39,415)	$3,911	$(6,399)	$(2,488)	$(51,729)	$(3,709)	$(55,438)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains, pension	1,772	—	1,772	1,157	—	1,157	2,590	(245)	2,345	2,267	—	2,267
Adjustments to accumulated actuarial losses and transition obligations, pension	(199)	—	(199)	(488)	(334)	(822)	(27)	—	(27)	(285)	(334)	(619)
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	323	—	323	327	—	327	523	—	523	654	—	654
Adjustments to accumulated actuarial gains, postretirement medical benefits	1,672	—	1,672	—	—	—	984	—	984	—	—	—
Tax effect of other comprehensive income gains (losses)	(1,314)	—	(1,314)	225	87	312	(1,371)	—	(1,371)	(350)	87	(263)
Change in foreign currency translation adjustment	(617)	2	(615)	4,924	(21)	4,903	18,622	(62)	18,560	(22,216)	60	(22,156)
Unrealized and realized gains (losses) on available-for-sale securities	1	—	1	(1,785)	—	(1,785)	(280)	—	(280)	(1,460)	—	(1,460)
Other comprehensive income (loss), net of income taxes	1,638	2	1,640	4,360	(268)	4,092	21,041	(307)	20,734	(21,390)	(187)	(21,577)
Comprehensive income (loss)	(24,537)	(3,220)	(27,757)	(33,491)	(1,832)	(35,323)	24,952	(6,706)	18,246	(73,119)	(3,896)	(77,015)
Less: Comprehensive loss attributable to noncontrolling interest	(792)	—	(792)	(1,246)	—	(1,246)	(1,292)	—	(1,292)	(3,392)	—	(3,392)
Comprehensive income (loss) attributable to common shareholders	$(23,745)	$(3,220)	$(26,965)	$(32,245)	$(1,832)	$(34,077)	$26,244	$(6,706)	$19,538	$(69,727)	$(3,896)	$(73,623)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016			2015			2016			2015
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Net loss	$(8,760)	$(9,847)	$(18,607)	$(48,020)	$(4,856)	$(52,876)	$(4,849)	$(16,246)	$(21,095)	$(99,749)	$(8,565)	$(108,314)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains, pension	1,294	—	1,294	996	—	996	3,884	(245)	3,639	3,263	(334)	2,929
Adjustments to accumulated actuarial gains (losses) and transition obligations, pension	813	—	813	(253)	—	(253)	786	—	786	(538)	—	(538)
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	368	—	368	327	—	327	891	—	891	981	—	981
Adjustments to accumulated actuarial gains, postretirement medical benefits	—	—	—	—	—	—	984	—	984	—	—	—
Tax effect of other comprehensive losses	(1,039)	—	(1,039)	(558)	—	(558)	(2,410)	—	(2,410)	(908)	87	(821)
Change in foreign currency translation adjustment	(2,438)	6	(2,432)	(20,802)	112	(20,690)	16,184	(56)	16,128	(43,018)	172	(42,846)
Unrealized and realized gains (losses) on available-for-sale securities	535	—	535	165	—	165	255	—	255	(1,295)	—	(1,295)
Other comprehensive income (loss), net of income taxes	(467)	6	(461)	(20,125)	112	(20,013)	20,574	(301)	20,273	(41,515)	(75)	(41,590)
Comprehensive income (loss)	(9,227)	(9,841)	(19,068)	(68,145)	(4,744)	(72,889)	15,725	(16,547)	(822)	(141,264)	(8,640)	(149,904)
Less: Comprehensive loss attributable to noncontrolling interest	(240)	—	(240)	(1,458)	—	(1,458)	(1,532)	—	(1,532)	(4,850)	—	(4,850)
Comprehensive income (loss) attributable to common shareholders	$(8,987)	$(9,841)	$(18,828)	$(66,687)	$(4,744)	$(71,431)	$17,257	$(16,547)	$710	$(136,414)	$(8,640)	$(145,054)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

23. SUBSEQUENT EVENTS

On March 24, 2017, the Company received $52.5 million from its customer at the Genesee mine, representing an accelerated repayment of all outstanding loan and lease receivables. Westmoreland’s obligation to continue contract mining at the Genesee mine survives this repayment, but the Company has no further obligation to fund future capital expenditures at the mine.

The Company has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing of its Annual Report, and determined that there have been no other events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

ITEM 9	— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A	— CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to, among other things, provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is accumulated and communicated to senior management, including the principal executive officer and principal financial officer, on a timely basis. As of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016, and, as described below, concluded a material weakness exists in our internal control over financial reporting.

Management has concluded that the presence of a control deficiency over the accounting policy review for asset retirement obligations, as described below, rose to the level of a material weakness in the Company’s internal control over financial reporting and our disclosure controls and procedures as of December 31, 2016 were ineffective because of the identification of the material weakness. This material weakness is described below in Management’s Report on Internal Control Over Financial Reporting.

In light of this material weakness, we performed the following procedures in conjunction with the preparation of our consolidated financial statements in this Form 10-K:

•	Reviewed all of our asset retirement obligations for compliance with GAAP, including but not limited to those impacted directly by the restatement; and

•
Performed a technical accounting policy review of each line item on our Consolidated Statements of Operations, Consolidated Balance Sheets, and our summary of significant accounting policies described in Note 1 - Summary Of Significant Accounting Policies to the consolidated financial statements in this Form 10-K to ensure compliance with GAAP.

Notwithstanding the material weakness, based in part on the additional procedures described above, our management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.

Restatement of Prior Period Financial Statements

The Company had recorded reclamation receivables which should have been classified as an asset retirement cost and depleted on a units-of-production basis. This misstatement gave rise to the identification of the material weakness.

Within this Annual Report on Form 10-K, the Company has restated (i) our consolidated balance sheet as of December 31, 2015, and our consolidated statements of operations and comprehensive income and statements of cash flows for the years ended December 31, 2015 and 2014; and (ii) our unaudited quarterly financial information for 2016 and 2015. The restatement also affects periods prior to the year ended December 31, 2014, with the cumulative effect of restatement adjustments attributable to the years ended December 31, 2003 through 2013 reflected as a net adjustment to retained earnings as of January 1, 2014. The unaudited selected financial data for years ended December 31, 2013 and 2012 included in “Item 6. Selected Financial and Operating Data,” in this Annual Report on Form 10-K have been restated for the effects of these errors and misstatements as well.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for maintaining and establishing adequate internal control over financial reporting. Our internal control framework and processes are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2016, management conducted an assessment of the effectiveness of our internal control over financial reporting using the criteria set by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management identified a material weakness in our internal control over financial reporting, as described below and, therefore, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We determined our internal control over financial reporting as of December 31, 2016 was not effective due to a material weakness in the operating effectiveness of our controls over the application of the asset retirement obligation accounting literature in instances where the Company is reimbursed by its customers for final reclamation costs. As a result, reclamation receivables were recorded which should have been classified as an asset retirement cost and depleted on a units-of-production basis. The material weakness allowed errors to occur that were not detected in a timely manner therefore requiring a restatement of the financial statements discussed above. The errors do not impact cash flows or liquidity for any previously issued financial statements.

Our Independent Registered Public Accounting Firm, Ernst & Young LLP, has audited our internal control over financial reporting, as stated in their report included herein.

Remediation Status

As of the date of this filing, the Company has assigned personnel with the appropriate level of asset retirement obligation and technical accounting experience to review the accounting for asset retirement obligations in accordance with GAAP. We are committed to maintaining a strong internal control environment, and believe that these remediation efforts represent significant improvements in our control environment. The identified material weakness in internal control will not be considered fully remediated until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue its efforts to implement and test the new controls in order to make this final determination.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there have been no other changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Westmoreland Coal Company and subsidiaries

We have audited Westmoreland Coal Company and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Westmoreland Coal Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the operation of their controls over the application of the asset retirement obligation accounting literature in instances where the Company is reimbursed by its customers for final reclamation costs.
As a result of the material weakness and resulting accounting errors, the financial statements and schedule for 2015 and 2014 have been restated. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements and schedule. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 consolidated financial statements and schedule, and this report does not affect our report dated March 28, 2017, which expressed an unqualified opinion on those financial statements and schedule.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Westmoreland Coal Company and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

Denver, Colorado
March 28, 2017

PART III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 will be included under the headings Directors, Executive Officer, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 16, 2017, and such required information is incorporated herein by reference.

ITEM 11	— EXECUTIVE COMPENSATION.
The information required by Item 11 will be included under the headings Corporate Governance, Director Compensation for 2016, Compensation Discussion and Analysis and Executive Compensation for 2016 in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 16, 2017, and such required information is incorporated herein by reference.

ITEM 12	— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 will be included under the headings Beneficial Ownership of Securities and Equity Compensation Plan Information in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 16, 2017, and such required information is incorporated herein by reference.

ITEM 13	— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 will be included under the headings Certain Transactions and Corporate Governance in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 16, 2017, and such required information is incorporated herein by reference.

ITEM 14	— PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 will be included under the heading Auditors in our definitive proxy statement for our Annual Meeting of Stockholders to be held May 16, 2017, and such required information is incorporated herein by reference.

PART IV

ITEM 15	—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

ITEM 16 — FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	March 28, 2017	Signature: /s/ Kevin A. Paprzycki
Name: Kevin A. Paprzycki
Title: Chief Executive Officer (A Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin A. Paprzycki	Chief Executive Officer	March 28, 2017
Kevin A. Paprzycki	(Principal Executive Officer) and Director

/s/ Gary A. Kohn	Chief Financial Officer	March 28, 2017
Gary A. Kohn	(Principal Financial Officer)

/s/ Nathan M. Troup	Chief Accounting Officer and Corporate Controller	March 28, 2017
Nathan M. Troup	(Principal Accounting Officer)

/s/ Terry Bachynski	Director	March 28, 2017
Terry Bachynski

/s/ Robert C. Flexon	Director	March 28, 2017
Robert C. Flexon

/s/ Gail E. Hamilton	Director	March 28, 2017
Gail E. Hamilton

/s/ Michael G. Hutchinson	Director	March 28, 2017
Michael G. Hutchinson

/s/ Craig R. Mackus	Director	March 28, 2017
Craig R. Mackus

/s/ Jan B. Packwood	Director	March 28, 2017
Jan B. Packwood

/s/ Robert C. Scharp	Director	March 28, 2017
Robert C. Scharp

/s/ Jeffrey Stein	Director	March 28, 2017
Jeffery Stein

/s/ Robert A Tinstman	Director	March 28, 2017
Robert A. Tinstman

Due to the restatement discussed in Note 2 - Restatement Of Previously Issued Consolidated Financial Statements to the consolidated financial statements, Schedule I amounts in prior years have been restated including the following:

Balance Sheet:

•	Investment in subsidiaries as of December 31, 2015 decreased from $144.0 million to $82.9 million.

•	Total deficit as of December 31, 2015 increased from $602.6 million to $663.6 million.

Statements of Operations:

•	Net loss attributable to the Parent company for the year ended December 31, 2015 increased from $203.3 million to $213.6 million.

•	Net loss attributable to the Parent company for the year ended December 31, 2014 increased from $172.3 million to $175.8 million.

Statements of Comprehensive Loss:

•	Comprehensive loss attributable to parent company for the year ended December 31, 2015 increased from $250.3 million to $259.9 million.

•	Comprehensive loss attributable to parent company for the year ended December 31, 2014 increased from $233.0 million to $236.2 million.

Statements of Cash Flows:

•	Net loss for the year ended December 31, 2015 increased from $208.8 million to $219.1 million while Equity in loss of subsidiaries increased by the same amount from $128.2 million to $138.6 million.

•	Net loss for the year ended December 31, 2014 increased from $173.2 million to $176.7 million while Equity in loss of subsidiaries increased by the same amount from $28.3 million to $31.9 million.

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	December 31, 2016	December 31, 2015
	(In thousands)
Assets		Restated
Current assets:
Cash and cash equivalents	$10,256	$14,245
Receivables:
Intercompany receivable	40,797	27,732
Other	5,422	3,053
	46,219	30,785
Other current assets	1,235	1,048
Total current assets	57,710	46,078
Property, plant and equipment:
Plant and equipment	1,949	4,096
Less accumulated depreciation and amortization	1,135	3,101
Net property, plant and equipment	814	995
Restricted investments	16,004	15,753
Investment in subsidiaries	31,158	82,935
Intercompany receivable	226,225	200,140
Other assets	2,037	1,479
Total Assets	$333,948	$347,380

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	December 31, 2016	December 31, 2015
	(In thousands)
Liabilities and Shareholders’ Deficit		Restated
Current liabilities:
Current installments of long-term debt	$3,288	$3,288
Accounts payable and accrued expenses:
Trade and other accrued liabilities	16,714	10,598
Interest payable	15,469	15,398
Workers’ compensation	539	590
Postretirement medical benefits	12,573	11,985
SERP	359	368
Intercompany payable	—	2,150
Other current liabilities	488	131
Total current liabilities	49,430	44,508
Long-term debt, less current installments	646,885	649,766
Workers’ compensation, less current portion	4,499	5,068
Excess of black lung benefit obligation over trust assets	17,594	17,220
Postretirement medical benefits, less current portion	251,093	239,122
Pension and SERP obligations, less current portion	40,639	40,516
Intercompany payable	11,915	13,615
Other liabilities	2,010	466
Total liabilities	1,024,065	1,010,281
Shareholders’ deficit:
Common stock	186	182
Other paid-in capital	248,143	240,721
Accumulated other comprehensive loss	(179,072)	(174,270)
Accumulated deficit	(757,367)	(730,266)
Total shareholders’ deficit	(688,110)	(663,633)
Noncontrolling interests in consolidated subsidiaries	(2,007)	732
Total deficit	(690,117)	(662,901)
Total Liabilities and Deficit	$333,948	$347,380

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
		Restated	Restated
Revenues	$—	$—	$—
Cost, expenses and other:
Cost of sales	(2,740)	(2,765)	(2,033)
Depreciation, depletion and amortization	325	195	290
Selling and administrative	22,878	19,891	31,611
Heritage health benefit expenses	11,003	13,811	12,529
Restructuring charges	—	—	1,814
Other operating expense	148	—	—
	31,614	31,132	44,211
Operating loss	(31,614)	(31,132)	(44,211)
Other income (expense):
Interest expense	(60,765)	(64,793)	(73,612)
Loss on extinguishment of debt	—	(5,385)	(34,947)
Interest income	17,161	17,197	13,184
Gain (loss) on foreign exchange	9	(26)	(5,383)
Other income (expense)	(49)	(6)	281
	(43,644)	(53,013)	(100,477)
Loss before income taxes and loss of consolidated subsidiaries	(75,258)	(84,145)	(144,688)
Equity in loss of subsidiaries	(2,268)	(138,575)	(31,864)
Loss before income taxes	(77,526)	(222,720)	(176,552)
Income tax expense (benefit)	(48,654)	(3,625)	194
Net loss	(28,872)	(219,095)	(176,746)
Less net loss attributable to noncontrolling interest	(1,771)	(5,453)	(921)
Net loss attributable to the Parent company	$(27,101)	$(213,642)	$(175,825)

WESTMORELAND COAL COMPANY
SCHEDULE I — STATEMENTS OF COMPREHENSIVE LOSS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
		Restated	Restated
Net loss	$(28,872)	$(219,095)	$(176,746)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains, pension	4,361	1,886	1,508
Adjustments to accumulated actuarial gains (losses) and transition obligations, pension	3,010	160	(24,793)
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	1,259	1,308	18
Adjustments to accumulated actuarial gains (losses), postretirement medical benefits	(22,066)	7,322	(19,442)
Tax effect of other comprehensive income gains	—	(3,335)	161
Change in foreign currency translation adjustment	8,983	(51,866)	(18,190)
Unrealized and realized gains (losses) on available-for-sale securities	(345)	(1,738)	413
Other comprehensive loss, net of income taxes	(4,798)	(46,263)	(60,325)
Comprehensive loss	(33,670)	(265,358)	(237,071)
Less: Comprehensive loss attributable to noncontrolling interest	(1,767)	(5,453)	(921)
Comprehensive loss attributable to parent company	$(31,903)	$(259,905)	$(236,150)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:		Restated	Restated
Net loss	$(28,872)	$(219,095)	$(176,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of subsidiaries	2,268	138,575	31,864
Depreciation, depletion and amortization	325	195	290
Share-based compensation	4,692	3,744	4,090
Amortization of deferred financing costs	4,840	4,859	959
Deferred income tax benefit	(46,085)	—	—
Loss (gain) on foreign exchange	(9)	26	5,383
Distributions received from subsidiaries	9,037	5,801	93,100
Other	196	820	34,985
Changes in operating assets and liabilities:
Receivables	(2,369)	104	(1,541)
Accounts payable and accrued expenses	6,187	4,156	(997)
Other assets and liabilities	1,185	(10,047)	(12,158)
Net cash used in operating activities	(48,605)	(70,862)	(20,771)
Cash flows from investing activities:
Additions to property, plant and equipment	(282)	(86)	(14)
Change in restricted investments	(6,112)	(290)	16,469
Proceeds from Kemmerer Drop	—	115,000	—
Cash payments in escrow for future acquisitions	—	17,000	(34,000)
Cash payments related to acquisitions	—	—	(312,788)
Proceeds from the sale of investments	5,697	—	—
Net cash provided by (used in) investing activities	(697)	131,624	(330,333)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	—	76,000	1,140,947
Repayments of long-term debt	(3,288)	(97,829)	(676,500)
Borrowings on revolving lines of credit	345,500	182,135	9,576
Repayments of revolving lines of credit	(345,500)	(191,710)	—
Debt issuance costs and other refinancing costs	(224)	(6,393)	(67,697)
Transactions with Parent/affiliates	49,456	(9,095)	(136,215)
Other	(631)	(322)	56,364
Net cash provided by (used in) financing activities	45,313	(47,214)	326,475
Net increase (decrease) in cash and cash equivalents	(3,989)	13,548	(24,629)
Cash and cash equivalents, beginning of year	14,245	697	25,326
Cash and cash equivalents, end of year	$10,256	$14,245	$697

WESTMORELAND COAL COMPANY
SCHEDULE I — NOTES TO FINANCIAL STATEMENTS
(Parent Company Information — See Notes to Consolidated Financial Statements)

1.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Parent Company’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding December 31,
	2016	2015
	(In thousands)
8.75% Notes	$350,000	$350,000
Term Loan	323,883	327,172
Revolver	—	—
Other	500	4,500
Total debt	674,383	681,672
Less debt discount and issuance costs	(24,210)	(28,618)
Less current installments	(3,288)	(3,288)
Total non-current debt	$646,885	$649,766
The following table presents aggregate contractual debt maturities of all long-term debt for the Parent Company:

December 31, 2016
(In thousands)
2017	$3,288
2018	3,788
2019	3,288
2020	314,019
2021	—
Thereafter	350,000
Total	$674,383
For details on the 8.75% Notes, Term Loan and Revolver debt facilities, see Note 10 - Debt And Lines Of Credit to the consolidated financial statements.

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

2.1	Contribution Agreement, dated June 1, 2015, by and between Westmoreland Coal Company and Westmoreland Resource Partners, LP	8-K	001-11155	2.1	6/2/2015
2.2	Amended and Restated Contribution Agreement, dated July 31, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company	8-K	001-11155	2.1	8/4/2015
2.3	Stock Purchase Agreement, dated as of July 1, 2015, between BHP Billiton New Mexico Coal, Inc., and Westmoreland Coal Company	10-Q	001-11155	2.2	11/5/2015
3.1	Restated Certificate of Incorporation	S-1	333-117709	3.1	7/28/2004
3.2	Certificate of Correction to the Restated Certificate of Incorporation	8-K	001-11155	3.1	10/21/2004
3.3	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.1	9/7/2007
3.4	Certificate of Amendment to the Restated Certificate of Incorporation	8-K	001-11155	3.2	9/7/2007
3.5	Amended and Restated Certificate of Incorporation	10-Q	001-11155	3.1	7/31/2015
3.6	Amended and Restated Bylaws	8-K	001-11155	3.1	2/25/2015
3.7	Amendment Number One to the Amended and Restated Bylaws of Westmoreland Coal Company	8-K	001-11155	3.1	5/18/2016
4.1	Certificate of Designation of Series A Convertible Exchangeable Preferred Stock	10-K	001-11155	3(a)	3/15/1993
4.2	Common Stock certificate	S-2	33-1950	4(c)	12/4/1985
4.3	Preferred Stock certificate	S-2	33-47872	4.6	5/13/1992
4.4	Indenture, dated as of 12/16/2014, by and among Westmoreland Coal Company, the guarantors named therein, and U.S. Bank National Association, as trustee and notes collateral agent	8-K	001-11155	4.1	12/22/2014
4.5	Form of 8.75% Senior Notes due 2022	8-K	001-11144	4.2	12/22/2014
10.1*	Amended and Restated 2007 Equity Incentive Plan for Employees and Non-Employee Directors	10-K	001-11155	10.0	3/13/2012
10.2*	Westmoreland Coal Company 2014 Equity Incentive Plan	DEF 14A	001-11155	Appendix A	3/26/2014
10.3*	First Amendment to the Westmoreland Coal Company 2014 Equity Incentive Plan	S-8	001-11155	10.2	5/18/2016
10.4*	Form of ISO Agreement	10-Q	001-11155	10.1	5/9/2008
10.5*	Form of NQSO Agreement for directors	10-Q	001-11155	10.2	5/9/2008
10.6*	Form of NQSO Agreement for persons other than directors	10-Q	001-11155	10.3	5/9/2008
10.7*	Form of Cash Time-Based Award for 2013	10-K	001-11155	10.10	3/13/2012
10.8*	Form of Cash Performance-Based Award for 2013	10-K	001-11155	10.11	3/13/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.9*	Form of 2014 Equity Plan Time-Based Awards for Employees	10-Q	001-11155	10.2	7/31/2014
10.10*	Form of 2014 Equity Plan Performance-Based Awards for Employees	10-Q	001-11155	10.3	7/31/2014
10.11*	Form of 2014 Equity Plan Time-Based Awards for Directors	10-Q	001-11155	10.1	7/31/2014
10.12*	Form of 2015 Time Vested Restricted Stock Unit Agreement	10-Q	001-11155	10.1	4/28/2015
10.13*	Form of 2015 Performance Vested Restricted Stock Unit Agreement	10-Q	001-11155	10.2	4/28/2015
10.14*	Form of 2016 Time Vested Cash Unit Agreement	10-Q	001-11155	10.2	8/2/2016
10.15*	Form of 2016 Performance Vested Restricted Stock Unit Agreement	10-Q	001-11155	10.3	8/2/2016
10.16*	Form of 2016 Time Vested Restricted Stock Unit Agreement	10-Q	001-11155	10.4	8/2/2016
10.17*	Form of 2016 Time Vested Restricted Stock Unit Agreement for Directors	10-Q	001-11155	10.5	8/2/2016
10.18	Amended Coal Mining Lease between Westmoreland Resources, Inc. (WRI) and Crow Tribe dated 11/26/1974, as amended in 1982	10-Q	0-752	10(a)	5/15/1992
10.19	Amendment to Amended Coal Mining Lease between the Crow Tribe and WRI dated 12/02/1994	10-K	001-11155	10.2	3/13/2009
10.20	Exploration and Option to Lease Agreement between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.2	5/8/2009
10.21	Crow Tribal Lands Coal Lease between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.5	5/8/2009
10.22	Master Agreement dated 1/04/1999, between Westmoreland Coal Company and the UMWA	8-K	001-11155	99.2	2/4/1999
10.23	Tract 1 Lease dated 3/25/2013 between The Crow Tribe of Indians and Westmoreland Resources, Inc.	8-K	001-11155	10.1	3/27/2013
10.24	Consolidated Power Purchase and Operating Agreement dated 12/23/2013 for Roanoke Valley Units 1 and 2 by and between Westmoreland Partners and Virginia Electric and Power Company	10-K	001-11155	10.40	2/28/2014
10.25	Arrangement Agreement, dated as of 12/24/2013, by and among Westmoreland Coal Company, Sherritt International Corporation, Altius Minerals Corporation and other parties named therein	8-K	001-11155	99.5	1/23/2014
10.26	Purchase Agreement, dated as of 1/29/2014, by and among Westmoreland Escrow Corporation, BMO Capital Markets Corp. and Deutsche Bank Securities Inc.	8-K	001-11155	10.1	2/4/2014
10.27	Amending Agreement, dated as of 4/27/2014, by and among Westmoreland Coal Company, Sherritt International Corporation, Altius Minerals Corporation and other parties named therein	8-K	001-11155	10.1	5/2/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.28	Registration Rights Agreement, dated as of 4/28/2014, by and among Westmoreland Coal Company, Westmoreland Partners, the guarantors party thereto and BMO Capital Markets Corp. and Deutsche Bank Securities Inc.	8-K	001-11155	10.4	5/2/2014
10.29	Contribution Agreement, dated as of 10/16/2014, by and between Westmoreland Coal Company and Oxford Resource Partners, L.P.	10-Q	001-11155	10.6	10/28/2014
10.30	Purchase Agreement, dated as of 10/16/2014, by and among AIM Oxford Holdings, LLC, C&T Coal, Inc., Jeffrey M. Gutman, Daniel M. Maher, and the Warrantholders named therein, as sellers, and Westmoreland Coal Company, as buyer	10-Q	001-11155	10.7	10/28/2014
10.31	Credit Agreement, dated as of 12/16/2014, by and among Westmoreland Coal Company, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent	8-K	001-11155	4.3	12/22/2014
10.32	Second Amended and Restated Loan and Security Agreement, dated as of 12/16/2014, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto	8-K	001-11155	4.4	12/22/2014
10.33	Joinder and First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 26, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto	10-K	001-11155	10.37	3/14/2016
10.34	Consent and Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 29, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto	10-Q	001-11155	10.1	7/21/2015
10.35	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 31, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto	10-K	001-11155	10.39	3/14/2016
10.36	First Amendment to Credit Agreement, dated as of 1/22/2015, by and among Westmoreland Coal Company, the guarantors named therein, the lenders party thereto and Bank of Montreal, as administrative agent	8-K	001-11155	10.1	1/28/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.37	Second Amendment to Credit Agreement, dated as of 1/22/2015, by and among Westmoreland Coal Company, the guarantors named therein, the lenders party thereto and Bank of Montreal, as administrative agent	8-K	001-11155	10.2	1/28/2015
10.38*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Keith Alessi	10-Q	001-11155	10.3	4/28/2015
10.39*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Kevin Paprzycki	10-Q	001-11155	10.4	4/28/2015
10.40*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Jennifer Grafton	10-Q	001-11155	10.5	4/28/2015
10.41*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Joseph Micheletti	10-Q	001-11155	10.6	4/28/2015
10.42*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and John Schadan	10-Q	001-11155	10.7	4/28/2015
10.43*	Change in Control Severance Agreement, dated December 10, 2015, by and between Westmoreland Coal Company and Jason Veenstra	10-K	001-11155	10.47	3/14/2016
10.44*	Change in Control Severance Agreement, dated March 14, 2017, by and between Westmoreland Coal Company and Gary A. Kohn					X
10.45	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 31, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto	8-K	001-11155	10.1	5/9/2016
10.46	Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 31, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto	8-K	001-11155	10.1	6/29/2016
10.47	Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 31, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto	8-K	001-11155	10.1	10/6/2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.48	Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 31, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto	8-K	001-11155	10.1	10/13/2016
10.49
Consent and Ninth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 31, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto
X
10.50	Reclamation Bond Agreement, dated as of January 31, 2016, by and between PNM Resources, Inc., Westmoreland Coal Company, San Juan Coal Company, and Zurich American Insurance Company	10-Q	001-11155	10.1	5/10/2016
10.51	Unit Exchange Agreement, dated as of October 28, 2016, by and between Westmoreland Resource Partners, LP, and Westmoreland Coal Company	10-Q	001-11155	10.3	11/1/2016
10.52	Substitute Energy Purchase Agreement, dated as of December 21, 2016, by and between Westmoreland Partners and Virginia Electric and Power Company					X
21.1	Subsidiaries of Westmoreland Coal Company					X
23.1	Consent of Ernst & Young LLP					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is “unaudited” or “unreviewed.”