Form 10-Q
period 2017-03-31
WESTMORELAND COAL Co
filed 2017-05-15
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File No. 001-11155
  ___________________________________________
(Exact name of registrant as specified in its charter)
 __________________________________________

Delaware	23-1128670
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9540 South Maroon Circle, Suite 300 Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company.)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 12, 2017: 18,663,214 shares of common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

Assets	March 31, 2017	December 31, 2016
Current assets:	(In thousands)
Cash and cash equivalents	$75,438	$60,082
Receivables:
Trade	131,124	140,731
Loan and lease receivables	—	5,867
Other	11,053	13,261
Total receivables	142,177	159,859
Inventories	120,298	125,515
Other current assets	24,836	32,258
Total current assets	362,749	377,714
Land, mineral rights, property, plant and equipment	1,635,151	1,617,938
Less accumulated depreciation, depletion and amortization	818,032	782,417
Net property, plant and equipment	817,119	835,521
Loan and lease receivables, less current portion	—	44,474
Advanced coal royalties	18,837	18,722
Reclamation deposits	75,511	74,362
Restricted investments and bond collateral	145,642	144,913
Investment in joint venture	26,992	26,951
Other assets	63,966	62,252
Total Assets	$1,510,816	$1,584,909
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$72,710	$86,272
Accounts payable and accrued expenses:
Trade and other accrued liabilities	117,280	142,233
Interest payable	14,679	22,458
Production taxes	47,081	44,995
Postretirement medical benefits	14,892	14,892
Deferred revenue	19,984	15,253
Asset retirement obligations	31,362	32,207
Other current liabilities	20,121	20,964
Total current liabilities	338,109	379,274
Long-term debt, less current installments	1,019,432	1,022,794
Postretirement medical benefits, less current portion	309,217	308,709
Pension and SERP obligations, less current portion	43,819	43,982
Deferred revenue, less current portion	13,524	16,251
Asset retirement obligations, less current portion	457,166	451,834
Other liabilities	52,171	52,182
Total liabilities	2,233,438	2,275,026
Shareholders’ deficit:
Common stock of $.01 par value: Authorized 30,000,000 shares; Issued and outstanding 18,572,233 at March 31, 2017 and 18,570,642 at December 31, 2016	186	186
Other paid-in capital	249,441	248,143
Accumulated other comprehensive loss	(175,037)	(179,072)
Accumulated deficit	(794,536)	(757,367)
Total shareholders’ deficit	(719,946)	(688,110)
Noncontrolling interests in consolidated subsidiaries	(2,676)	(2,007)
Total deficit	(722,622)	(690,117)
Total Liabilities and Shareholders' Deficit	$1,510,816	$1,584,909
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Revenues	$339,737	$355,854
Cost, expenses and other:
Cost of sales	284,604	281,125
Depreciation, depletion and amortization	36,567	37,015
Selling and administrative	30,426	27,399
Heritage health benefit expenses	3,298	3,015
(Gain) loss on sale/disposal of assets	(166)	336
Derivative (gain) loss	(2,384)	2,600
Income from equity affiliates	(1,520)	(1,293)
Other operating gain	—	(1,962)
	350,825	348,235
Operating (loss) income	(11,088)	7,619
Other (expense) income:
Interest expense	(29,261)	(28,927)
Interest income	893	1,791
Loss on foreign exchange	(467)	(1,387)
Other income (loss)	2,158	(122)
	(26,677)	(28,645)
Loss before income taxes	(37,765)	(21,026)
Income tax benefit	(465)	(47,935)
Net (loss) income	(37,300)	26,909
Less net loss attributable to noncontrolling interest	(499)	(498)
Net (loss) income applicable to common shareholders	$(36,801)	$27,407

Net (loss) income per share applicable to common shareholders:
Basic and diluted	$(1.98)	$1.50
Weighted average number of common shares outstanding:
Basic	18,572	18,262
Diluted	18,572	18,269
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net (loss) income	$(37,300)	$26,909
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains, pension	594	573
Adjustments to accumulated actuarial gains and transition obligations, pension	136	172
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefit	964	200
Adjustments to accumulated actuarial losses and transition obligations, postretirement medical benefit	—	(688)
Tax effect of other comprehensive income losses	(572)	(57)
Change in foreign currency translation adjustment	2,103	19,175
Unrealized and realized gains and losses on available-for-sale securities	810	(281)
Other comprehensive income, net of income taxes	4,035	19,094
Comprehensive (loss) income	(33,265)	46,003
Less: Comprehensive loss attributable to noncontrolling interest	(499)	(498)
Comprehensive (loss) income attributable to common shareholders	$(32,766)	$46,501
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(37,300)	$26,909
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	36,567	37,015
Accretion of asset retirement obligation	11,295	7,007
Share-based compensation	1,347	2,580
Non-cash interest expense	2,296	2,269
Amortization of deferred financing costs	2,626	3,214
(Gain) loss on derivative instruments	(2,384)	2,600
Loss on foreign exchange	467	1,387
Income from equity affiliates	(1,520)	(1,293)
Distributions from equity affiliates	1,671	1,451
Deferred income tax benefit	(465)	(47,973)
Other	(1,474)	(2,926)
Changes in operating assets and liabilities:
Receivables	12,250	(10,052)
Inventories	5,156	(7,323)
Accounts payable and accrued expenses	(21,905)	7,698
Interest payable	(7,787)	(5,600)
Deferred revenue	2,005	3,389
Other assets and liabilities	7,104	(18,247)
Asset retirement obligations	(10,659)	18,449
Net cash (used in) provided by operating activities	(710)	20,554
Cash flows from investing activities:
Additions to property, plant and equipment	(7,210)	(5,548)
Change in restricted investments	(1,171)	(3,172)
Cash payments related to acquisitions	(3,580)	(126,865)
Proceeds from sales of assets	466	1,626
Receipts from loan and lease receivables	50,488	1,620
Payments related to loan and lease receivables	—	(312)
Other	(293)	79
Net cash provided by (used in) investing activities	38,700	(132,572)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	—	121,225
Repayments of long-term debt	(22,368)	(9,018)
Borrowings on revolving lines of credit	123,200	77,500
Repayments on revolving lines of credit	(123,200)	(79,500)
Debt issuance costs and other refinancing costs	—	(2,927)
Other	(178)	(262)
Net cash (used in) provided by financing activities	(22,546)	107,018
Effect of exchange rate changes on cash	(88)	(182)
Net increase (decrease) in cash and cash equivalents	15,356	(5,182)
Cash and cash equivalents, beginning of period	60,082	22,936
Cash and cash equivalents, end of period	$75,438	$17,754
Supplemental disclosures of cash flow information:
Cash paid for interest	$31,951	$30,397
Non-cash transactions:
Accrued purchases of property and equipment	$2,969	$2,279
Capital leases and other financing sources	480	—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company (the “Company”), and its subsidiaries and controlled entities including those of Westmoreland Resource Partners, LP (“WMLP”). All intercompany transactions and accounts have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and require the use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q is unaudited, but reflects all adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to current period presentation. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017.
These unaudited quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).
Recently Adopted Accounting Pronouncements

On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718).” The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statements of cash flows. The Company’s January 1, 2017 retrospective adoption of this guidance did not have a material impact to our financial statements.

On October 24, 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory,” which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The Company’s January 1, 2017 adoption of this guidance did not have a material impact to our financial statements.
Recently Issued Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which: requires the disaggregation of the service cost component from the other components of net benefit costs in the income statement; provides explicit guidance on the presentation of service cost component and the other components of net benefit cost in the income statement; and allows only the service cost component of net benefit cost to be eligible for capitalization. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years, and requires retrospective adoption. Early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2017-07 will have on the Company’s financial position or results of operations.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which requires companies leasing assets to recognize on their balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on contracts longer than one year. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. How leases are recorded on the balance sheet represents a significant change from previous GAAP guidance in Accounting Standards Codification Topic 840 “Leases.” ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. The impact of leases reported in the Company’s operating results and statement of cash flows are expected to be similar to previous GAAP.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This standard is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the effect adopting this guidance will have on our consolidated financial statements and footnote disclosures.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” issued as a new Topic, ASC Topic 606. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Company intends to adopt the amended guidance as of January 1, 2018.
In March, April, May, and December 2016, the FASB issued the following updates, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. These standards must be adopted concurrently upon the adoption of ASU 2014-09. We are currently evaluating the potential effects of adopting the provisions of these updates.

•	ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).

•	ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.

•	ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.

•	ASU 2016-19, Technical Corrections and Improvements.

During 2016, the Company established an implementation team to develop a multi-phase plan to adopt the requirements of the new standard. The team is in the process of developing its conclusions on several aspects of the standard including principal versus agent considerations, identification of performance obligations and the determination of when control of goods and services transfers to the Company’s customers. Under the new standard, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We have not concluded which transition method we will elect, but we currently anticipate using the full retrospective approach.

2. ACQUISITION
Acquisition of San Juan
On January 31, 2016, Westmoreland San Juan, LLC (“WSJ”), a variable interest entity of the Company, acquired San Juan Coal Company (“SJCC”), which operates the San Juan mine in Farmington, New Mexico, and San Juan Transportation Company (“SJTC” and such transaction, the “San Juan Acquisition”) for a total cash purchase price of $121.0 million. The San Juan mine is the exclusive supplier of coal to the adjacent San Juan Generating Station (“SJGS”) under a coal supply agreement through 2022. The San Juan operations are included in the Company’s Coal - U.S. segment.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

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
Unaudited Pro Forma Information
The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the San Juan Acquisition occurred on January 1, 2016. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable, however, they are not necessarily indicative of the consolidated results of operations had the acquisitions occurred on the dates indicated above, or of future results of operations.

Three Months Ended March 31, 2016
(In thousands, except per share data)
Total revenues
As reported	$355,854
Pro forma (unaudited)	382,129

Operating income
As reported	$7,619
Pro forma (unaudited)	8,714

Net income applicable to common shareholders
As reported	$27,407
Pro forma (unaudited)	27,832

Net income per share applicable to common shareholders (basic and diluted)
As reported	$1.50
Pro forma (unaudited)	1.52

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

3. VARIABLE INTEREST ENTITY

As of March 31, 2017, the Company consolidated its 100% owned WSJ subsidiary which qualifies as a variable interest entity under U.S. GAAP (“VIE”). WSJ’s classification as a VIE is due to a third party lender having the potential right to receive WSJ’s residual returns. The Company is the primary beneficiary because it has the power to direct the activities that most significantly impact WSJ’s economic performance. Accordingly, the Company consolidated the operating results, assets and liabilities of WSJ. See Note 2 - Acquisition for details surrounding the VIE’s acquisition and Note 6 - Debt and Lines of Credit for the VIE’s debt structure. The following table presents the carrying amounts, after eliminating the effect of intercompany transactions, included in the Consolidated Balance Sheets that are for the use of or are the obligation of WSJ (in thousands):

	March 31, 2017	December 31, 2016
Assets	$248,313	$268,910
Liabilities	207,448	243,884
Net carrying amount	$40,865	$25,026

4. INVENTORIES
Inventories consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Coal stockpiles	$31,170	$44,692
Coal fuel inventories	5,384	6,816
Materials and supplies	87,386	77,628
Reserve for obsolete inventory	(3,642)	(3,621)
Total	$120,298	$125,515

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
The Company’s carrying value and estimated fair value of its restricted investments at March 31, 2017 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cash and cash equivalents	$63,989	$2,873	$66,862
Time deposits	2,473	—	2,473
Available-for-sale	79,180	72,638	151,818
	$145,642	$75,511	$221,153

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company’s carrying value and estimated fair value of its restricted investments at December 31, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cash and cash equivalents	$66,860	$2,673	$69,533
Time deposits	2,473	—	2,473
Available-for-sale	75,580	71,689	147,269
	$144,913	$74,362	$219,275
Available-for-Sale Restricted Investments
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at March 31, 2017 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cost basis	$79,767	$72,915	$152,682
Gross unrealized holding gains	394	622	1,016
Gross unrealized holding losses	(981)	(899)	(1,880)
Fair value	$79,180	$72,638	$151,818
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cost basis	$76,558	$72,381	$148,939
Gross unrealized holding gains	251	453	704
Gross unrealized holding losses	(1,229)	(1,145)	(2,374)
Fair value	$75,580	$71,689	$147,269

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

6. DEBT AND LINES OF CREDIT
The Company and its subsidiaries are subject to the following debt arrangements:

	Total Debt Outstanding
	March 31, 2017	December 31, 2016
	(In thousands)
8.75% Notes	$350,000	$350,000
Term Loan	323,061	323,883
San Juan Loan	85,410	95,000
WMLP Term Loan	308,116	306,189
Revolver	—	—
WMLP Revolver	—	—
Capital lease obligations	48,592	55,061
Other debt	11,903	16,464
Total debt	1,127,082	1,146,597
Less debt discount and issuance costs, net	(34,940)	(37,531)
Less current installments	(72,710)	(86,272)
Long-term debt, less current installments	$1,019,432	$1,022,794
The following table presents remaining aggregate contractual debt maturities of all long-term debt:

March 31, 2017
(In thousands)
2017	$64,858
2018	328,181
2019	19,415
2020	340,261
2021	22,750
Thereafter	351,617
Total debt	$1,127,082

Covenant Compliance
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

We are in compliance with all covenants and conditions under our debt agreements as of March 31, 2017. Our continuing ability to meet our obligations and comply with these financial covenants depends on our ability to generate adequate cash flows. Based on our quarterly projections, including the impact of lost or diminished coal sales at certain of our mines, we anticipate that we will maintain compliance with the financial covenants and have sufficient liquidity to meet our obligations as they become due within one year after the date of the filing of our Quarterly Report.
8.75% Notes
Pursuant to our senior note indenture, dated as of December 16, 2014, by and among the Company, the guarantors named therein, and U.S. Bank National Association, as trustee and notes collateral agent (the “Indenture”), our senior secured 8.75% Notes mature on January 1, 2022 and pay interest semiannually on January 1 and July 1 of each year at a fixed 8.75% interest rate (“8.75% Notes”). The 8.75% Notes are a primary obligation of the Company and are guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC and Westmoreland Resources, Inc. and their respective subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc. and certain other immaterial subsidiaries), referred to as the “Guarantors.” The 8.75% Notes are not guaranteed by Westmoreland Canada LLC or any of its subsidiaries, WSJ or any of its

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

subsidiaries, or Westmoreland Resources GP, LLC or WMLP, referred to as the “Non-guarantors.” As of March 31, 2017, we were in compliance with all covenants of the 8.75% Notes.
Term Loan
Pursuant to our credit agreement, dated as of December 22, 2014, by and among the Company, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent, as amended, our term loan (“Term Loan”) matures on December 16, 2020 and accrues interest on a quarterly basis at a variable interest rate which is set at our election at (i) the one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”) plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate plus 0.05%, or three-month LIBOR plus 1.00%) plus 5.50%. As of March 31, 2017, the interest rate was 7.50%. The Term Loan is a primary obligation of the Parent and is guaranteed by the Guarantors. As of March 31, 2017, we were in compliance with all covenants of the Term Loan.
San Juan Loan
Pursuant to the loan agreement, dated as of February 1, 2016, by and among WSJ and the remaining Westmoreland San Juan Entities as guarantors, and NM Capital Utility Corporation (an affiliate of Public Service Company of New Mexico, part owner of SJGS) as lender, we financed the San Juan Acquisition in part with a senior secured $125.0 million term loan (“San Juan Loan”). The San Juan Loan matures on February 1, 2021 and pays interest and principal on a quarterly basis at an interest rate of (i) 7.25% (the “Margin Rate”) plus (ii) (A) the LIBOR for a three month period plus (B) a statutory reserve rate, which such Margin Rate increasing incrementally during each year of the San Juan Loan term. As of March 31, 2017, the cash interest rate is 8.29%. It is a primary obligation of WSJ, is guaranteed by SJCC, and is secured by substantially all of SJCC’s assets. The San Juan Loan has no prepayment penalties. The agreements governing the San Juan Loan include representations and warranties and covenants regarding the ownership and operation of SJCC and the properties acquired in the San Juan Acquisition and standard special purpose bankruptcy remote entity covenants designed to preserve the separateness from the Company of each of (i) WSJ, (ii) WSJ’s direct parent company, Westmoreland San Juan Holdings, Inc., (iii) SJCC and (iv) SJTC (collectively, the “Westmoreland San Juan Entities”). Obligations under the San Juan Loan are recourse only to the Westmoreland San Juan Entities and their assets. Neither the Company nor its subsidiaries (other than the Westmoreland San Juan Entities) is an obligor under the San Juan Loan in any respect. The agreement governing the San Juan Loan requires that all revenues of the Westmoreland San Juan Entities, aside from payments on certain leases, are deposited into a cash management collection account swept monthly for operating expenses, capital expenditures, and loan payment and prepayment. The assets and credit of SJCC are not available to satisfy the debts and other obligations of the Company other than those of the Westmoreland San Juan Entities. As of March 31, 2017, we were in compliance with all covenants of the San Juan Loan.
WMLP Term Loan
Pursuant to the financing agreement, dated as of December 31, 2014, by and among Oxford Mining Company, LLC, WMLP and each of its subsidiaries, lenders from time to time party thereto, and U.S. Bank National Association, as administrative agent, the term loan of WMLP (“WMLP Term Loan”) matures on December 31, 2018 and pays interest on a quarterly basis at a variable rate equal to the LIBOR floor of (1.15%) plus 8.5% or the reference rate as defined in the financing agreement. As of March 31, 2017, the cash interest rate is 9.65%. The WMLP Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of WMLP, is guaranteed by WMLP and its subsidiaries, and is secured by substantially all of WMLP’s and its subsidiaries’ assets. At March 31, 2017, we were in compliance with all covenants of the WMLP Term Loan.
The WMLP Term Loan also provides for Paid-In-Kind Interest (“PIK Interest”) at a variable rate between 1.00% and 3.00% based on our consolidated total net leverage ratio as defined in the financing agreement. The rate of PIK Interest is recalculated on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the WMLP Term Loan under the financing agreement. PIK Interest under the financing agreement was $2.3 million for the three months ended March 31, 2017. The outstanding WMLP Term Loan amount represents the principal balance of $289.7 million, plus PIK Interest of $18.4 million.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Revolver
Pursuant to the second amended and restated loan and security agreement, dated as of December 16, 2014, by and among the Company and certain of its subsidiaries, lenders party thereto, and The PrivateBank and Trust Company, as administrative agent (the “Revolver”), the Company’s Revolver has a total aggregate borrowing capacity of $60.0 million between June 15th and August 31st of each year, with an aggregate borrowing capacity of $50.0 million outside of these periods subject to borrowing base calculations as defined in the agreement. The availability of the Revolver consists of a $30.0 million sub-facility ($35.0 million with the seasonal increase) available to our U.S. borrowers and a $20.0 million sub-facility ($25.0 million with the seasonal increase) available to our Canadian borrowers. The Revolver may support an equal amount of letters of credit, with outstanding letter of credit balances reducing availability under the Revolver. At March 31, 2017, availability on the Revolver was $33.4 million which reflects $9.9 million in outstanding letters of credit. We had no borrowings on the Revolver. The Revolver has a maturity date of December 31, 2018. We were in compliance with all covenant requirements of the Revolver as of March 31, 2017.
On March 13, 2017, the Company executed a consent and ninth amendment to our Revolver (“Ninth Amendment”). The Ninth Amendment contained a consent from the Revolver lenders to grant a first priority security interest in the assets of the Company’s Genesee mine in favor of customer at the Genesee mine. Additionally, the Ninth Amendment adjusted the fixed charge coverage ratio calculation by amending the allocation schedule of cash interest payments between Canada and the U.S., and detailed modifications to the calculation of that ratio upon the occurrence of certain events, including the accelerated repayment of the loan and lease receivable arrangement at our Genesee mine.
On May 9, 2017, the Company executed a tenth amendment to our Revolver (“Tenth Amendment”). The Tenth Amendment adjusted the fixed charge coverage ratio calculation by further modifying the treatment of the accelerated repayment of the loan and lease receivable arrangement at our Genesee mine from March 24, 2017, and removing certain testing periods from the U.S. and Canadian fixed charge coverage ratio calculation so long as the Company meets certain liquidity requirements.

WMLP Revolver

Pursuant to the loan and security agreement, dated as of October 23, 2015, by and among WMLP and its subsidiaries, lenders party thereto, and The PrivateBank and Trust Company, as administrative agent (the “WMLP Revolver”), the WMLP Revolver permits WMLP to borrow up to the aggregate principal amount of $15.0 million subject to borrowing base restrictions as defined in the agreement. The WMLP Revolver also allows letters of credit in an aggregate outstanding amount of up to $10.0 million, which reduces availability under the WMLP Revolver on a dollar-for-dollar basis. At March 31, 2017, availability under the WMLP Revolver was $14.7 million. The WMLP Revolver has a maturity date of December 31, 2017. We were in compliance with all covenant requirements of the WMLP Revolver as of March 31, 2017.
Capital lease obligations

The Company engages in leasing transactions for equipment utilized in its mining operations. During the three months ended March 31, 2017, the Company entered into $0.5 million of new capital leases.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$793	$935
Interest cost	3,197	3,111
Amortization of deferred items	964	200
Total net periodic benefit cost	$4,954	$4,246
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Former mining operations	$2,305	$2,135
Current operations	2,649	2,111
Total net periodic benefit cost	$4,954	$4,246
The costs for the former mining operations are included in Heritage health benefit expenses and costs for current operations are included in Cost of sales and Selling and administrative expenses.
Pension
The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements.
The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$407	$608
Interest cost	2,630	2,287
Expected return on plan assets	(3,627)	(3,231)
Amortization of deferred items	594	573
Total net periodic pension cost	$4	$237

These costs are included in Cost of sales and Selling and administrative expenses. The Company made $0.1 million and $0.2 million of contributions to its pension plans in the three months ended March 31, 2017 and 2016, respectively. The Company expects to make $1.1 million of contributions to its pension plans during the remainder of 2017.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company has power purchase contracts at its Roanoke Valley Power Facility (“ROVA”) to manage exposure to power price fluctuations. These contracts cover the period from April 2014 to March 2019 and contracted power prices range from $41.05 to $55.20 per megawatt hour, with a weighted average contract price of $43.77 over the remaining contract lives. The contracts are not designated as hedging instruments, and accordingly their fair value is recognized on the Consolidated Balance Sheets, with changes in fair value recognized in the Consolidated Statements of Operations. Fair value is based on a comparison of contracted prices to projected future market prices which are Level 2 inputs based on the hierarchy defined below, please see Footnote 9 - Fair Value Measurements.
During the fourth quarter of 2016, the Company entered into a Substitute Energy Purchase Agreement (the “SEP Agreement”) which amends our previous power purchase and operating agreement with our customer. The SEP Agreement, which covers the period from March 1, 2017 to March 31, 2019, enables us to fulfill our obligations under the contract without physically operating the facility. The SEP Agreement calls for fixed payments ranging from $21.33 to $24.32 (representing a weighted average price of $23.87 per megawatt hour) while optional power deliveries are $15.26 per megawatt hour. The SEP Agreement meets the definition of a derivative and it does not qualify for the normal purchases and normal sales scope exception. This contract is not designated as a hedging instrument, therefore, its fair value is recognized on the Consolidated Balance Sheets and changes in fair value recognized in the Consolidated Statements of Operations. As the underlying power deliveries option is significantly in the money, the fair value of this derivative is based on comparing expected contracted cash inflows per the SEP Agreement to expected future outflows based on projected market prices.
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Balance Sheets was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	March 31, 2017	December 31, 2016
Contracts to purchase power	Other current liabilities	$13,954	$13,382
Contracts to purchase power	Other liabilities	19,028	18,384
Contract to sell power	Other current assets	9,789	10,240
Contract to sell power	Other assets	13,519	9,528
The effect of derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Statements of Operations was as follows (in thousands):

		Three Months Ended March 31,
Derivative Instruments	Statements of Operations Location	2017	2016
Contracts to purchase power	Derivative (gain) loss	$1,216	$2,600
Contract to sell power	Derivative (gain) loss	(3,600)	—
		$(2,384)	$2,600

9. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. For other fair value disclosures, see also Note 5 - Restricted Investments And Bond Collateral and Note 8 - Derivative Instruments to the consolidated financial statements (unaudited).

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

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value at March 31, 2017:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Contract to sell power included in Other current assets and Other assets	$23,308	$—	$23,308
Available-for-sale investments included in Restricted investments and bond collateral	79,180	79,180	—
Available-for-sale investments included in Reclamation deposits	72,638	72,638	—
	$175,126	$151,818	$23,308
Liabilities:
Contracts to purchase power included in Other current liabilities and Other liabilities	$32,982	$—	$32,982
Warrants issued by WMLP included in Other liabilities	520	520
	$33,502	$520	$32,982
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of March 31, 2017, the Company valued the WMLP Term Loan and the San Juan Loan with Level 3 fair values. The estimated fair values of the Company’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
March 31, 2017	$398,824	$389,495	$693,318	$664,991
December 31, 2016	409,362	395,274	699,704	658,557

10. INCOME TAX

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year-to-date pre-tax (loss) income. For the three months ended March 31, 2016, the effective tax rate differed from the statutory rate primarily as a result of the U.S. and Canadian valuation allowances and the impact of the statutory rate change in Alberta, Canada. For the three months ended March 31, 2017, the effective tax rate differed from the statutory rate primarily due to the U.S. and Canadian valuation allowances.
As part of the San Juan Acquisition during the quarter ended March 31, 2016, the Company acquired $46.1 million in deferred tax liabilities. Changes in the acquiring company’s deferred tax assets or liabilities subsequent to a business combination are required to be recorded in income during the quarter in which the transaction occurs. Accordingly, the $46.1 million decrease in the Company’s net deferred tax assets resulted in the release of a corresponding $46.1 million valuation allowance and recognition of a tax benefit in the quarter ended March 31, 2016.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

11. STOCKHOLDERS’ DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive Loss
The following table reflects the changes in accumulated other comprehensive loss by component:

	Pension	Postretirement medical benefits	Unrealized gains and losses on available-for-sale securities, net	Foreign currency translation adjustment	Tax effect of other comprehensive income gains	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at December 31, 2016	$(26,123)	$(51,893)	$(1,674)	$(61,073)	$(38,309)	$(179,072)
Other comprehensive income (loss) before reclassifications	136	—	938	2,103	(572)	2,605
Amounts reclassified from accumulated other comprehensive income (loss)	594	964	(128)	—	—	1,430
Balance at March 31, 2017	$(25,393)	$(50,929)	$(864)	$(58,970)	$(38,881)	$(175,037)
The following table reflects the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017 (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income (loss) is presented
	Three Months Ended March 31, 2017
Available-for-sale securities
Realized gains and losses on available-for-sale securities	$(128)	Other income (loss)

Amortization of defined benefit pension items
Prior service costs	$2	Cost of sales and Selling and administrative
Actuarial losses	592	Cost of sales and Selling and administrative
Total	$594
Amortization of postretirement medical items
Prior service costs	$(159)	Cost of sales and Selling and administrative
Actuarial losses	1,123	Cost of sales and Selling and administrative
Total	$964

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

12. SHARE-BASED COMPENSATION
The Company grants employees and non-employee directors restricted stock units. The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period; and issuance of stock	$1,347	$1,114
Contributions of stock to the Company’s 401(k) plan	—	1,466
Total share-based compensation expense	$1,347	$2,580

Restricted Stock Units
Unamortized compensation expense is expected to be recognized over the next three years. A summary of outstanding restricted stock units as of March 31, 2017 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2016	700,500	$15.91
Vested	(1,252)	13.01
Forfeited	(2,027)	13.65
Non-vested at March 31, 2017	697,221	$17.12	$4,482

Stock Options
No stock options were granted, vested, or forfeited during the three months ended March 31, 2017. A summary of stock options outstanding as of March 31, 2017 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)	Unamortized Compensation Expense (In thousands)
Outstanding at March 31, 2017	109,306	$22.16	0.9	$—	$—

Other Plans

In May 2016, the Company discontinued matching employees’ 401k contributions with common shares and elected instead to match with cash contributions. During 2016, the Company contributed 342,353 common shares to match employees’ contributions to their 401k plans. 342,353

13. EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding stock options, stock appreciation rights and restricted stock units. No such items were included in the computations of diluted loss per share in the three months ended March 31, 2017 because the Company incurred a net loss applicable to common shareholders in this period and the effect of inclusion would have been anti-dilutive.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Restricted stock units, stock options and SARs	807	470

14. SEGMENT INFORMATION
Segment information is based on a management approach which requires segmentation based upon the Company’s internal organization, reporting of revenue and operating income. The Company’s operations are classified into six reporting segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage, and Corporate. For a detailed description of the Company’s operations segmentation please see our 2016 Form 10-K. Summarized financial information by segment is as follows:

	Coal - U.S.(1)	Coal - Canada	Coal - WMLP(2)	Power	Heritage	Corporate(2)	Consolidated
	(In thousands)
Three Months Ended March 31, 2017
Revenues	$137,368	$109,015	$74,805	$21,227	$—	$(2,678)	$339,737
Depreciation, depletion, and amortization	15,999	10,254	10,351	—	—	(37)	36,567
Operating income (loss)	4,336	(7,104)	1,282	(753)	(3,670)	(5,179)	(11,088)
Total assets	593,936	441,179	375,177	62,924	16,446	21,154	1,510,816
Capital expenditures	1,895	2,094	3,221	—	—	—	7,210
Three Months Ended March 31, 2016
Revenues	$155,990	$93,756	$92,481	$21,995	$—	$(8,368)	$355,854
Depreciation, depletion, and amortization	15,951	5,828	15,265	—	—	(29)	37,015
Operating income (loss)	7,667	12,103	809	(5,801)	(3,481)	(3,678)	7,619
Total assets	667,448	523,987	411,656	41,717	16,379	1,761	1,662,948
Capital expenditures	2,655	1,349	1,544	—	—	—	5,548
____________________

(1)
The San Juan Acquisition was completed on January 31, 2016. For the three months ended March 31, 2016, revenues for the Westmoreland San Juan Entities were $26.7 million and operating losses were $1.6 million.

(2)
The Coal - WMLP segment recorded revenues of $2.7 million for intersegment revenues to the Coal - U.S. segment for the three months ended March 31, 2017 and $8.4 million for the three months ended March 31, 2016. Eliminations for intersegment revenues and cost of sales are presented within the Corporate segment.

15. CONTINGENCIES

Litigation
There have been no material changes in our litigation since December 31, 2016. For additional information, refer to Note 20. Commitments and Contingencies to the consolidated financial statements of our 2016 Form 10-K.
A loss contingency for the 2013 breach of a water containment pond at our Obed mine in Canada remains probable and reasonably estimable. The previous owner, Sherritt International Corporation, continues to fully indemnify us for the actual cost of the remediation as well as the costs of compliance with any regulatory orders, including any fees, fines, or judgments resulting from the water release. As of March 31, 2017, the Company has recorded $5.0 million in Other current liabilities for the estimated costs of remediation work and a corresponding amount in Receivables Other to reflect the indemnification by the prior owner.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing date of this Quarterly Report on Form 10-Q, and determined that there have been no events that have not been disclosed elsewhere in the Notes to the Consolidated Financial Statements (Unaudited) that have occurred that would require adjustments to disclosures in the consolidated financial statements (unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report and materials we have filed or will file with the Securities and Exchange Commission (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations and assumptions at the time they are made and are not guarantees of future performance. Because forward looking statements relate to the future, they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of this Quarterly Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in the “Risk Factors” section and throughout the Quarterly Report. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement. Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include but are not limited to the following:

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

•	The effect of the Environmental Protection Agency’s and Canadian and provincial governments’ inquiries and regulations on the operations of the power plants to which we provide coal;

•	Alberta’s Climate Leadership Plan to phase out coal-fired electricity generation by 2030;

•	Our ability to manage the San Juan Entities (as defined in this Quarterly Report);

•	Our substantial level of indebtedness and our ability to adhere to financial covenants related to our borrowing arrangements;

•	Changes in our post-retirement medical benefit and pension obligations and the impact of the recently enacted healthcare legislation on our employee health benefit costs;

•	Inaccuracies in our estimates of our coal reserves;

•
Our potential inability to expand or continue current coal operations due to limitations in obtaining bonding capacity for new mining permits, and/or increases in our mining costs as a result of increased bonding expenses;

•	The effect of prolonged maintenance or unplanned outages at our operations or those of our major power generating customers;

•	The inability to control costs, recognize favorable tax credits and/or receive adequate train traffic at our open market mine operations;

•	The ability or inability of our power hedging arrangements to generate cash.

•	Competition within our industry and with producers of competing energy sources;

•	Our relationships with, and other conditions affecting, our customers, including how power prices affect our customers’ decision to run their plants;

•	Seasonal variations and inclement weather, which may cause fluctuations in our operating results, profitability, cash flow and working capital needs related to our operating segments;

•	The availability and costs of key supplies or commodities, such as diesel fuel, steel and explosives;

•	Potential title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or an inability to mine the properties;

•
Other factors that are described under the heading “Risk Factors” found in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Overview
Westmoreland Coal Company produces and sells thermal coal primarily to investment grade utility customers under long-term, cost-protected contracts. Our focus is primarily on mine locations which allow us to employ dragline surface mining methods and take advantage of close customer proximity through mine-mouth power plants and strategically located rail transportation. Our coal operations include surface coal mines in the United States and Canada, underground coal mines in Ohio and New Mexico, a char production facility, and a 50% interest in an activated carbon plant. We also own the general partner of, and a majority of the equity interests in, WMLP, a publicly-traded coal master limited partnership. Our power operations include two coal-fired power generation units in North Carolina. We classify our business into four operating segments (Coal - U.S., Coal - Canada, Coal - WMLP and Power) and two non-operating segments (Heritage and Corporate). Our Heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our Corporate segment consists primarily of corporate administrative and business development expenses.
We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing debt obligations, pension contributions, heritage health benefit costs, and corporate overhead costs. The principal sources of cash flow to us are distributions from our operating subsidiaries.

Recent Developments
On March 24, 2017, the Company received $52.5 million from its customer at the Genesee mine, representing an accelerated repayment of all outstanding loan and lease receivables. We will continue to provide contract mining services at the Genesee mine. We have no further obligation to make any capital expenditures. All future capital expenditures at the Genesee mine will be funded by the customer pursuant to the Company’s contractual arrangement with the customer. Accordingly, there will be no additional payments from the customer at the Genesee mine in the form of loan and lease repayments, however, the Company will continue to manage the Genesee mine and earn a management fee pursuant the contract mining arrangement.

Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$339,737	$355,854	$(16,117)	(4.5)%
Net (loss) income applicable to common shareholders	(36,801)	27,407	(64,208)	*
Operating (loss) income	(11,088)	7,619	(18,707)	*
Adjusted EBITDA(1)	88,217	63,651	24,566	38.6%
Tons sold—millions of equivalent tons	12.4	13.8	(1.4)	(10.1)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Consolidated results were pressured due to the termination of our coal supply agreement at the Jewett mine as of December 31, 2016 and the Beulah mine as of May 2016. In addition, unusually high precipitation at our Kemmerer mine pressured our ability to supply coal while unseasonably mild weather pressured demand and pricing in Ohio. Weather conditions are inherently unpredictable and could have positive or negative impacts on mining conditions and demand in future periods. In Canada and at Kemmerer we mined in challenging parts of our mine plan, leading to higher costs. Finally, we encountered longer than expected dragline repairs in our Canadian operations. We do not expect the challenging sections of the mine plan or dragline repairs to impact future periods.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Consolidated revenue decreased $16.1 million largely due to the contract terminations and weather challenges. Our net loss increased by $64.2 million as a result of an $18.7 million decrease in operating income and a $47.5 million decrease in income tax benefit. The decrease in operating income was primarily the result of the previously described decrease in revenue as well as higher costs arising from the challenging mining areas and dragline repairs. The decrease in income tax benefit was primarily a result of the non-recurring first quarter 2016 release of our valuation allowance on our net operating loss deferred tax asset arising from the San Juan Acquisition.

Consolidated Adjusted EBITDA for the first quarter of 2017 was $88.2 million, up 38.6% from the same period in 2016. Included in first quarter 2017 Adjusted EBITDA is the effect of the $52 million early repayment of loan and lease receivables related to the Genesee mine, of which $48 million represented incremental collections compared with the first quarter of 2016. First quarter 2017 Adjusted EBITDA was also favorably impacted by an additional month of San Juan operations, reflected in the Coal - US segment. These increases were offset by the unfavorable weather patterns, the contract expiration at the Beulah mine, and the longer-than-expected dragline outage in the Coal - Canada segment.
Coal - U.S. Segment Operating Results

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$137,368	$155,990	$(18,622)	(11.9)%
Operating income	4,336	7,667	(3,331)	(43.4)%
Adjusted EBITDA(1)	27,469	30,350	(2,881)	(9.5)%
Tons sold—millions of equivalent tons	4.7	6.0	(1.3)	(21.7)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Revenue decreased due to the termination of our coal supply agreements at the Jewett and Beulah mines as of December 31, 2016 and May 2016, respectively, as well as decreases from the expected expiration of certain other contracts. This decrease was offset by increased revenue from our San Juan mine due to the additional month of ownership in 2017. Operating income and Adjusted EBITDA decreased as a result of contract expirations, offset by increases at Jewett due to the high margin nature of the reclamation work performed and San Juan due to the additional month of ownership in 2017.
Coal - Canada Segment Operating Results

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$109,015	$93,756	$15,259	16.3%
Operating (loss) income	(7,104)	12,103	(19,207)	*
Adjusted EBITDA(1)	59,235	23,325	35,910	154.0%
Tons sold—millions of equivalent tons	6.0	5.8	0.2	3.4%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenue increased due to improved pricing and volume at our Coal Valley mine, which sells to the export market. Operating income decreased largely due to an unexpected dragline repair, as well as temporarily mining in a lower coal yield area of one of our mines. The dragline repair and low yield area are not expected to impact operations in future periods. Adjusted EBITDA was driven higher by an incremental $48 million in loan and lease receipts from our customer at Genesee, which represents the final payment of loan and lease receivables. This increase was partially offset by the impact of the dragline repair and mining in the low yield area.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Coal - WMLP Segment Operating Results

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$74,805	$92,481	$(17,676)	(19.1)%
Operating income	1,282	809	473	58.5%
Adjusted EBITDA(1)	12,869	19,280	(6,411)	(33.3)%
Tons sold—millions of equivalent tons	1.7	2.0	(0.3)	(15.0)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Revenue in Ohio decreased primarily due to a 17.1% decrease in tons sold, compounded by continued pricing pressures in the region due to a challenging coal market. Whether pricing and volume softness in Ohio persist in future periods is dependent upon fluctuations in market demand in the region. Volumes were pressured in Wyoming due to unusually high amounts of precipitation, which restricted our ability to supply coal and had a negative impact on our costs to produce. Weather conditions are inherently unpredictable and could have positive or negative impacts on mining conditions in future periods. Despite the decreases in revenue, operating income remained consistent due to effective cost controls as well as lower depreciation, depletion, and amortization. Depreciation, depletion, and amortization decreased largely due to one-time depletion charges arising from changes in asset retirement obligations in the prior year. Adjusted EBITDA decreased largely due to the volume and price challenges as well as the impact of the weather in Wyoming.
Power Segment Operating Results

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands)
Revenues	$21,227	$21,995	$(768)	(3.5)%
Operating loss	(753)	(5,801)	5,048	87.0%
Adjusted EBITDA(1)	(3,373)	(3,348)	(25)	(0.7)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
Operating loss decreased due to a gain recognized on our derivative position in the current period compared to a loss in the same period of the previous year. This gain was the result of the Substitute Energy Purchase Agreement the Company entered into in the fourth quarter of 2016 which is discussed in Item 1 - Business - Power Segment of our 2016 Form 10-K. Revenues and Adjusted EBITDA remained consistent period-over-period.
Reconciliation of Net (Loss) Income to Adjusted EBITDA
EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization and accretion expense. Adjusted EBITDA is defined as EBITDA before certain charges to income such as restructuring, impairment, debt extinguishment, foreign exchange and derivative losses and/or gains which are not considered part of earnings from operations for comparison purposes to other companies’ normalized income. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and as a basis for strategic planning and forecasting and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:
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

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Reconciliation of Net (Loss) Income to Adjusted EBITDA
Net (loss) income	$(37,300)	$26,909

Income tax benefit	(465)	(47,935)
Interest income	(893)	(1,791)
Interest expense	29,261	28,927
Depreciation, depletion and amortization	36,567	37,015
Accretion of asset retirement obligation	11,295	9,618
Amortization of intangible assets and liabilities	(267)	(167)
EBITDA	38,198	52,576

Loss on foreign exchange	467	1,387
Acquisition-related costs	—	435
Customer payments received under loan and lease receivables (1)	50,489	2,660
Derivative (gain) loss	(2,384)	2,600
Loss on sale/disposal of assets and other adjustments	100	1,413
Share-based compensation	1,347	2,580
Adjusted EBITDA	$88,217	$63,651
____________________

(1)
Represents a return of and on capital. These amounts are not included in operating income or operating cash flows as the capital outlays are treated as loan and lease receivables, but are included within Adjusted EBITDA so that the cash received by the Company is treated consistently with all other contracts within the Company that do not result in loan and lease receivable accounting. On March 24, 2017, the Company received $52.5 million from its customer at the Genesee mine, representing an accelerated repayment of all outstanding loan and lease receivables. We will continue to provide contract mining services at the Genesee mine. We have no further obligation to make any capital expenditures. All future capital expenditures at the Genesee mine will be funded by the customer pursuant to the Company’s contractual arrangement with the customer. Accordingly, there will be no additional payments from the customer at the Genesee mine in the form of loan and lease repayments, however, the Company will continue to manage the Genesee mine and earn a management fee pursuant the contract mining arrangement.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Adjusted EBITDA by Segment
Coal - U.S.	$27,469	$30,350
Coal - Canada	59,235	23,325
Coal - WMLP	12,869	19,280
Power	(3,373)	(3,348)
Heritage	(3,670)	(3,481)
Corporate	(4,313)	(2,475)
Total	$88,217	$63,651

Liquidity and Capital Resources
We had the following liquidity at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$75.4	$60.1
Availability under Revolver	33.4	36.3
Availability under WMLP Revolver	14.7	15.0
Total	$123.5	$111.4
Availability under the Revolver and WMLP Revolver is subject to their respective borrowing base calculations as defined in the underlying debts agreement for each. We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
We conduct our operations through subsidiaries. We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the parent company are distributions from our operating subsidiaries. The cash at all of our subsidiaries is immediately available, except Westmoreland Risk Management, Inc. (“WRMI”), the Westmoreland San Juan Entities, and WMLP. The cash at our captive insurance entity, WRMI, is available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is $0.25 million. The cash at the Westmoreland San Juan Entities is governed as described in Note 6 - Debt and Lines of Credit to the consolidated financial statements (unaudited).
Debt Obligations
See Note 6 - Debt and Lines of Credit to the consolidated financial statements (unaudited) for a description of our different debt facilities.
Restricted Group and Unrestricted Group Results
Under each of the Indenture, the Term Loan and the Revolver, the following entities are designated as unrestricted subsidiaries: the Westmoreland San Juan Entities, Westmoreland Resources GP, LLC, WMLP and all of WMLP’s subsidiaries (collectively, the “Unrestricted Group”). Each of our other subsidiaries are restricted by the the Indenture, the Term Loan and the Revolver (the “Restricted Group”). Within the Restricted Group, pursuant to the Indenture and the Term Loan, each of Absaloka Coal, LLC, WRMI, Westmoreland Canada LLC, the Canadian subsidiaries and our Netherlands subsidiary, are considered non-guarantors (collectively, the “Non-Guarantor Restricted Subsidiaries”), and accordingly, our remaining subsidiaries that are in neither the Unrestricted Group, nor are Non-Guarantor Restricted Subsidiaries, are both restricted subsidiaries and guarantors under the Indenture and Term Loan (the “Guarantor Restricted Subsidiaries”). For financial statements pertaining to the Guarantor Restricted Subsidiaries only, see Schedule I to this Form 10-Q.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

The Indenture requires summary information for the Restricted Group and Unrestricted Group provided as follows:

	Restricted Group	Unrestricted Group	Total
	(In thousands)
Balance sheet as of March 31, 2017:
Cash and cash equivalents	$42,051	$33,387	$75,438
Total current assets	244,996	117,753	362,749
Total assets	887,325	623,491	1,510,816
Total current liabilities	220,759	117,350	338,109
Total debt	686,763	405,379	1,092,142
Total liabilities	1,612,127	621,311	2,233,438

Statement of operations for the three months ended March 31, 2017:
Revenues	$216,737	$123,000	$339,737
Operating costs and expenses	234,255	116,570	350,825
Operating income (loss)	(17,518)	6,430	(11,088)
Other income and expenses	(13,532)	(13,145)	(26,677)
Loss before income taxes	(31,050)	(6,715)	(37,765)
Income tax benefit	(465)	—	(465)
Net loss	(30,585)	(6,715)	(37,300)
Less net loss attributable to noncontrolling interest	(499)	—	(499)
Net loss attributable to the Company	$(30,086)	$(6,715)	$(36,801)
For the three months ended March 31, 2017, Adjusted EBITDA associated with the Restricted Group and Unrestricted Group was $60.7 million and $27.6 million, respectively.
Non-guarantor Restricted Subsidiaries Results
The Indenture requires summary information for Absaloka Coal, LLC, WRMI, Westmoreland Canada LLC, the Canadian Subsidiaries and our Netherlands subsidiary (collectively, the “Non-Guarantor Restricted Subsidiaries”) which is provided as follows (in thousands):

	March 31, 2017	Percent of Consolidated Total
Total assets	$654,534	43.3%
Total debt	24,897	2.3%
Total liabilities	219,907	9.8%

	Three Months Ended March 31, 2017	Percent of Consolidated Total
Revenue	$254,961	75.0%
Adjusted EBITDA	59,225	67.1%
Our non-guarantor Canadian Subsidiaries had availability of up to $18.0 million under the Canadian tranche of the Revolver as of March 31, 2017.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):	(In thousands)
Operating activities	$(710)	$20,554
Investing activities	38,700	(132,572)
Financing activities	(22,546)	107,018
For the first three months of 2017, our operating activities spent $0.7 million in cash as a result of our continued execution on our mine mouth strategy. Investing activities brought in $38.7 million in cash due to the $52.5 million cash receipt from our customer at our Genesee mine to pay off the loan and lease receivable in its entirety. Financing activities consumed $22.5 million in cash as we continued to pay down debt.
Asset Retirement Obligations and Related Assets Available to Fund Obligations
The asset retirement obligations and related reclamation deposits and reclamation bond collateral for each of the Company’s operating segments at March 31, 2017 are summarized below:

	Asset Retirement Obligations	Reclamation Deposits	Restricted Investments and Bond Collateral
	(In thousands)
Coal - U.S.	$313,221	$75,511	$16,718
Coal - Canada	123,269	—	52,428
Coal - WMLP	50,902	—	38,111
Power	1,136	—	—
Other restricted investments:
Power derivative collateral (ROVA)	—	—	22,200
Other	—	—	16,185
Total	$488,528	$75,511	$145,642

Other restricted investments include various investments not associated with reclamation obligations. Reclamation spend, net of customer receipts for reclamation, was $10.0 million for the three months ended March 31, 2017. As of March 31, 2017, we estimate approximately $174.4 million will be reimbursed to us by our customers for performance of final reclamation.

Critical Accounting Policies and Estimates
Please refer to the corresponding section in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Form 10-K for a discussion of our accounting policies and estimates.
Recent Accounting Pronouncements
See Note 1 - Basis Of Presentation to the consolidated financial statements (unaudited).

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
Our off-balance sheet arrangements are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Form 10-K.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes in our market risk since December 31, 2016. For additional information, refer to Part II - Item 7A - Quantitative and Qualitative Disclosures about Market Risk in our 2016 Form 10-K.

ITEM 4	— CONTROLS AND PROCEDURES.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we identified a material weakness related to accounting policy review for asset retirement obligations. The controls over the review of accounting policies were ineffective as they did not identify an inappropriate accounting policy for the treatment of asset retirement obligations that were subject to reimbursements by customers. The Company has assigned personnel with the appropriate level of asset retirement obligation and technical accounting experience to review the accounting for asset retirement obligations in accordance with GAAP.
We are in the process of remediating this material weakness by executing upon the above actions. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take and our initiatives may not prove to be successful in remediating this material weakness. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal controls.
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2017. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, which includes the material weakness identified at December 31, 2016 discussed above, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were not effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2017, the Company integrated our enterprise resource planning (“ERP”) system to a single instance of our ERP system across all locations and segments which will improve the timeliness and quality of information (including financial information) to all appropriate levels of Company personnel. The integration was not in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. The integration of the ERP system will likely affect the processes included in our internal controls over financial reporting and will require testing for operating effectiveness.

Also beginning January 1, 2017 and in connection with the integration discussed immediately above, the Company initiated the centralization of controls from our corporate offices in Edmonton, Canada and Coshocton, Ohio resulting in a centralized control environment. The centralization was not in response to any identified deficiency or material weakness in the Company’s internal controls over financial reporting. The centralization will be completed throughout 2017 and will affect the processes that constitute our internal controls over financial reporting. The centralized control framework will require testing for operating effectiveness.

PART II
OTHER INFORMATION

ITEM 1	— LEGAL PROCEEDINGS.
See Note 15 - Contingencies to the consolidated financial statements (unaudited).

ITEM 1A	— RISK FACTORS.
We have disclosed under the heading “Risk Factors” in our 2016 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2016 Form 10-K and the other information set forth elsewhere in this Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company’s purchases of its common stock during the three months ended March 31, 2017 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
February 1, 2017	351	$15.28
February 7, 2017	443	18.00
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
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations or other regulatory matters, as required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this quarterly report on Form 10-Q.

ITEM 6	— EXHIBITS.

See Exhibit Index at the end of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	May 15, 2017	/s/ Gary A. Kohn
Gary A. Kohn
Chief Financial Officer (Principal Financial Officer and A Duly Authorized Officer)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
Guarantor Restricted Subsidiary Information
See Notes to Schedule I Condensed Financial Statements

	March 31, 2017	December 31, 2016
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$20,743	$10,256
Receivables:
Intercompany receivable	37,796	40,797
Other	3,625	5,422
Total receivables	41,421	46,219
Other current assets	1,669	1,235
Total current assets	63,833	57,710
Property, plant and equipment:
Plant and equipment	2,147	1,949
Less accumulated depreciation and amortization	1,217	1,135
Net property, plant and equipment	930	814
Restricted investments	16,185	16,004
Investment in subsidiaries	2,754	31,158
Intercompany receivable	201,085	226,225
Other assets	2,011	2,037
Total Assets	$286,798	$333,948
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$3,288	$3,288
Accounts payable and accrued expenses:
Trade and other accrued liabilities	11,556	16,714
Interest payable	7,750	15,469
Postretirement medical benefits	12,573	12,573
Other current liabilities	1,162	1,386
Total current liabilities	36,329	49,430
Long-term debt, less current installments	647,224	646,885
Excess of black lung benefit obligation over trust assets	17,830	17,594
Postretirement medical benefits, less current portion	251,374	251,093
Pension and SERP obligations, less current portion	40,497	40,639
Intercompany payable	10,881	11,915
Other liabilities	5,285	6,509
Total liabilities	1,009,420	1,024,065
Shareholders’ deficit:
Common stock	186	186
Other paid-in capital	249,441	248,143
Accumulated other comprehensive loss	(175,037)	(179,072)
Accumulated deficit	(794,536)	(757,367)
Total shareholders’ deficit	(719,946)	(688,110)
Noncontrolling interests in consolidated subsidiaries	(2,676)	(2,007)
Total deficit	(722,622)	(690,117)
Total Liabilities and Stockholders' Deficit	$286,798	$333,948

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
Guarantor Restricted Subsidiary Information
See Notes to Schedule I Condensed Financial Statements

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenues	$—	$—
Cost, expenses and other:
Cost of sales	(334)	(482)
Depreciation, depletion and amortization	121	91
Selling and administrative	7,660	5,132
Heritage health benefit expenses	3,080	2,818
	10,527	7,559
Operating loss	(10,527)	(7,559)
Other income (expense):
Interest expense	(15,111)	(15,128)
Interest income	3,645	4,332
Gain on foreign exchange	6	12
Other expense	(109)	(73)
	(11,569)	(10,857)
Loss before income taxes and loss of consolidated subsidiaries	(22,096)	(18,416)
Equity in loss of consolidated subsidiaries	(15,623)	(2,677)
Loss before income taxes	(37,719)	(21,093)
Income tax benefit	(419)	(48,002)
Net (loss) income	(37,300)	26,909
Less net loss attributable to noncontrolling interest	(499)	(498)
Net (loss) income attributable to the Guarantor Restricted Subsidiaries	$(36,801)	$27,407

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
Guarantor Restricted Subsidiary Information
See Notes to Schedule I Condensed Financial Statements

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net (loss) income	$(37,300)	$26,909
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains, pension	594	573
Adjustments to accumulated actuarial gains and transition obligations, pension	136	172
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefit	964	200
Adjustments to accumulated actuarial losses and transition obligations, postretirement medical benefit	—	(688)
Tax effect of other comprehensive income losses	(572)	(57)
Change in foreign currency translation adjustment	2,103	19,175
Unrealized and realized gains and losses on available-for-sale securities	810	(281)
Other comprehensive income, net of income taxes	4,035	19,094
Comprehensive (loss) income	(33,265)	46,003
Less: Comprehensive loss attributable to noncontrolling interest	(499)	(498)
Comprehensive (loss) income attributable to Guarantor Restricted Subsidiaries	$(32,766)	$46,501

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
Guarantor Restricted Subsidiary Information
See Notes to Schedule I Condensed Financial Statements

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(37,300)	$26,909
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	121	91
Share-based compensation	1,029	1,308
Amortization of deferred financing costs	1,161	1,175
Gain on foreign exchange	(6)	(12)
Loss on impairment on sales of assets	—	70
Equity in (loss) income of subsidiaries	(15,623)	2,677
Deferred income tax benefit	(419)	(48,002)
Distributions received from subsidiaries	—	921
Other	(465)	(57)
Changes in operating assets and liabilities:
Receivables	1,797	1,769
Accounts payable and accrued expenses	(12,766)	(5,172)
Other assets and liabilities	(45,797)	(245)
Net cash used in operating activities	(108,268)	(18,568)
Cash flows from investing activities:
Additions to property, plant and equipment	(198)	—
Change in restricted investments	(1,057)	(893)
Proceeds from sale of investments	1,016	804
Net cash used in investing activities	(239)	(89)
Cash flows from financing activities:
Repayments of long-term debt	(822)	(822)
Borrowings on revolving lines of credit	—	48,500
Repayments on revolving lines of credit	—	(48,500)
Transactions with Parent/affiliates	119,626	8,938
Other	190	—
Net cash provided by financing activities	118,994	8,116
Net increase (decrease) in cash and cash equivalents	10,487	(10,541)
Cash and cash equivalents, beginning of period	10,256	14,245
Cash and cash equivalents, end of period	$20,743	$3,704

WESTMORELAND COAL COMPANY
SCHEDULE I — NOTES TO CONDENSED FINANCIAL STATEMENTS
Guarantor Restricted Subsidiaries Information

1.LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Company’s long-term debt, guaranteed by each of the Company and the Guarantor Restricted Subsidiaries, consisted of the following as of the dates indicated:

	Total Debt Outstanding
	March 31, 2017	December 31, 2016
	(In thousands)
8.75% Notes	$350,000	$350,000
Term Loan	323,061	323,883
Revolver	—	—
Other debt	500	500
Total debt	673,561	674,383
Less debt discount and issuance costs, net	(23,049)	(24,210)
Less current installments	(3,288)	(3,288)
Long-term debt, less current installments	$647,224	$646,885
The following table presents remaining aggregate contractual debt maturities of long-term debt guaranteed by the Company and the Guarantor Restricted Subsidiaries:

March 31, 2017
(In thousands)
2017	$2,466
2018	3,788
2019	3,288
2020	314,019
2021	—
Thereafter	350,000
Total debt	$673,561
For details on the 8.75% Notes, Term Loan and Revolver debt facilities, see Note 6 - Debt and Lines of Credit to the consolidated financial statements (unaudited).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Consent and Ninth Amendment to Second Amended and Restated Loan and Security Agreement, dated March 13, 2017, by and among Westmoreland Coal Company, certain of its subsidiaries, The Private Bank and Trust Company, as administrative agent for the lenders, and the Lenders party thereto	10-K	001-11155	10.49	3/29/2017
10.2*	Change in Control Severance Agreement, dated March 14, 2017, by and between Westmoreland Coal Company and Gary A. Kohn	10-K	001-11155	10.44	3/29/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is “unaudited” or “unreviewed.”