Form 10-Q
period 2017-06-30
WESTMORELAND COAL Co
filed 2017-08-04
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 2, 2017: 18,742,143 shares of common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

Assets	June 30, 2017	December 31, 2016
Current assets:	(In thousands)
Cash and cash equivalents	$57,620	$60,082
Receivables:
Trade	132,715	140,731
Loan and lease receivables	—	5,867
Other	11,450	13,261
Total receivables	144,165	159,859
Inventories	120,580	125,515
Other current assets	23,096	32,258
Total current assets	345,461	377,714
Land, mineral rights, property, plant and equipment	1,647,600	1,617,938
Less accumulated depreciation, depletion and amortization	861,752	782,417
Net land, mineral rights, property, plant and equipment	785,848	835,521
Loan and lease receivables, less current portion	—	44,474
Advanced coal royalties	19,049	18,722
Reclamation deposits	76,131	74,362
Restricted investments and bond collateral	146,386	144,913
Investment in joint venture	27,363	26,951
Other assets	59,233	62,252
Total Assets	$1,459,471	$1,584,909
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$54,494	$86,272
Accounts payable and accrued expenses:
Trade and other accrued liabilities	124,474	142,233
Interest payable	22,515	22,458
Production taxes	44,509	44,995
Postretirement medical benefits	14,892	14,892
Deferred revenue	15,204	15,253
Asset retirement obligations	41,952	32,207
Other current liabilities	25,170	20,964
Total current liabilities	343,210	379,274
Long-term debt, less current installments	1,021,068	1,022,794
Postretirement medical benefits, less current portion	309,526	308,709
Pension and SERP obligations, less current portion	43,681	43,982
Deferred revenue, less current portion	10,498	16,251
Asset retirement obligations, less current portion	449,998	451,834
Other liabilities	48,000	52,182
Total liabilities	2,225,981	2,275,026
Shareholders’ deficit:
Common stock of $.01 par value: Authorized 30,000,000 shares; Issued and outstanding 18,742,143 at June 30, 2017 and 18,570,642 at December 31, 2016	187	186
Other paid-in capital	249,442	248,143
Accumulated other comprehensive loss	(168,259)	(179,072)
Accumulated deficit	(844,886)	(757,367)
Total shareholders’ deficit	(763,516)	(688,110)
Noncontrolling interests in consolidated subsidiaries	(2,994)	(2,007)
Total deficit	(766,510)	(690,117)
Total Liabilities and Shareholders’ Deficit	$1,459,471	$1,584,909
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues	$323,025	$357,597	$662,762	$713,451
Cost, expenses and other:
Cost of sales	271,909	298,181	556,513	579,307
Depreciation, depletion and amortization	39,497	35,223	76,064	72,237
Selling and administrative	30,166	27,613	60,592	55,012
Heritage health benefit expenses	3,306	3,222	6,604	6,237
Loss (gain) on sale/disposal of assets	133	(2,253)	(34)	(1,917)
Derivative loss (gain)	481	(5,878)	(1,904)	(3,278)
Income from equity affiliates	(1,400)	(1,287)	(2,919)	(2,580)
Other operating loss	—	3,659	—	1,697
	344,092	358,480	694,916	706,715
Operating (loss) income	(21,067)	(883)	(32,154)	6,736
Other (expense) income:
Interest expense	(30,109)	(30,860)	(59,371)	(59,787)
Interest income	1,038	2,356	1,931	4,147
Loss on foreign exchange	(1,185)	(364)	(1,652)	(1,751)
Other income	302	254	2,460	132
	(29,954)	(28,614)	(56,632)	(57,259)
Loss before income taxes	(51,021)	(29,497)	(88,786)	(50,523)
Income tax benefit	(501)	(100)	(965)	(48,035)
Net loss	(50,520)	(29,397)	(87,821)	(2,488)
Less net loss attributable to noncontrolling interest	(138)	(808)	(637)	(1,306)
Net loss applicable to common shareholders	$(50,382)	$(28,589)	$(87,184)	$(1,182)

Net loss per share applicable to common shareholders:
Basic and diluted	$(2.69)	$(1.54)	$(4.68)	$(0.06)
Weighted average number of common shares outstanding:
Basic and diluted	18,700	18,540	18,636	18,401
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(50,520)	$(29,397)	$(87,821)	$(2,488)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial losses, pension	583	1,772	1,177	2,345
Adjustments to accumulated actuarial gains (losses) and transition obligations, pension	165	(199)	301	(27)
Amortization of accumulated actuarial losses, transition obligations, and prior service costs, postretirement medical benefit	965	323	1,929	523
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefit	—	1,672	—	984
Tax effect of other comprehensive income losses	(1,247)	(1,314)	(1,819)	(1,371)
Change in foreign currency translation adjustment	5,926	(615)	8,029	18,560
Unrealized and realized gains and losses on available-for-sale securities	386	1	1,196	(280)
Other comprehensive income, net of income taxes	6,778	1,640	10,813	20,734
Comprehensive (loss) income	(43,742)	(27,757)	(77,008)	18,246
Less: Comprehensive loss attributable to noncontrolling interest	(138)	(792)	(637)	(1,292)
Comprehensive (loss) income attributable to common shareholders	$(43,604)	$(26,965)	$(76,371)	$19,538
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(87,821)	$(2,488)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	76,064	72,237
Accretion of asset retirement obligation	22,437	14,297
Share-based compensation	2,480	4,534
Non-cash interest expense	4,639	4,554
Amortization of deferred financing costs	5,193	6,630
Gain on derivative instruments	(1,904)	(3,278)
Loss on foreign exchange	1,652	1,751
Income from equity affiliates	(2,919)	(2,580)
Distributions from equity affiliates	3,403	3,633
Deferred income tax benefit	(965)	(47,547)
Other	(1,752)	(8,017)
Changes in operating assets and liabilities:
Receivables	11,360	7,362
Inventories	7,706	6,343
Accounts payable and accrued expenses	(20,919)	(4,044)
Interest payable	532	(3,011)
Deferred revenue	(5,809)	6,948
Other assets and liabilities	17,596	26,123
Asset retirement obligations	(20,819)	(41,548)
Net cash provided by operating activities	10,154	41,899
Cash flows from investing activities:
Additions to property, plant and equipment	(13,104)	(12,231)
Change in restricted investments	(2,009)	658
Cash payments related to acquisitions	(3,580)	(125,314)
Proceeds from sales of assets	783	6,706
Receipts from loan and lease receivables	50,488	3,268
Payments related to loan and lease receivables	—	(334)
Other	(969)	(538)
Net cash provided by (used in) investing activities	31,609	(127,785)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	—	122,250
Repayments of long-term debt	(44,324)	(17,991)
Borrowings on revolving lines of credit	113,200	195,400
Repayments on revolving lines of credit	(113,200)	(194,370)
Debt issuance costs and other refinancing costs	—	(5,709)
Other	(364)	(529)
Net cash (used in) provided by financing activities	(44,688)	99,051
Effect of exchange rate changes on cash	463	(225)
Net (decrease) increase in cash and cash equivalents	(2,462)	12,940
Cash and cash equivalents, beginning of period	60,082	22,936
Cash and cash equivalents, end of period	$57,620	$35,876
Supplemental disclosures of cash flow information:
Cash paid for interest	$48,931	$47,972
Non-cash transactions:
Accrued purchases of property and equipment	$1,009	$5,762
Capital leases and other financing sources	480	9,334

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company (the “Company”), and its subsidiaries and controlled entities including those of Westmoreland Resource Partners, LP (“WMLP”). All intercompany transactions and accounts have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and require the use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) is unaudited, but reflects all adjustments which in the opinion of management are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to current period presentation. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017.
These unaudited quarterly consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which requires companies leasing assets to recognize on their balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on contracts longer than one year. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. How leases are recorded on the balance sheet represents a significant change from previous GAAP guidance as described in Accounting Standards Codification (“ASC”) Topic 840, Leases. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. The impact of leases reported in the Company’s operating results and statement of cash flows are expected to be similar to previous GAAP.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which was issued as a new Topic, ASC Topic 606. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Company intends to adopt the amended guidance as of January 1, 2018.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

We have established an implementation team to execute a multi-phase plan to adopt the requirements of the new standard. The team is in the process of finalizing its conclusions on how the guidance will be applied to a sample of our coal sales contracts comprising greater than half of our consolidated revenues. The team is also evaluating the expanded disclosures required by the new standard and reviewing our system capabilities, processes, and internal controls over financial reporting to ensure the appropriate information will be available for these disclosures.
Under the new standard, companies may use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We will be adopting the standard under the full retrospective approach.
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
The San Juan Acquisition has been accounted for under the acquisition method of accounting that requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. Purchase price accounting was considered final as of December 31, 2016. The allocation of the purchase consideration follows (in millions):

Purchase price:
Cash paid	$121.0

Allocation of purchase price:
Assets:
Inventories	$8.8
Total current assets	8.8
Land and mineral rights	143.9
Plant and equipment	74.6
Other assets	1.3
Total assets	228.6
Liabilities:
Trade payables and other accrued liabilities	13.4
Production taxes	2.0
Asset retirement obligations	0.7
Total current liabilities	16.1
Asset retirement obligations, less current portion	43.5
Postretirement medical benefits	1.9
Deferred income taxes	46.1
Total liabilities	107.6
Net fair value	$121.0

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

Six Months Ended June 30, 2016
(In thousands, except per share data)
Revenues
As reported	$713,451
Pro forma (unaudited)	739,726

Operating income
As reported	$6,736
Pro forma (unaudited)	7,831

Net loss applicable to common shareholders
As reported	$(1,182)
Pro forma (unaudited)	(757)

Net loss per share applicable to common shareholders (basic and diluted)
As reported	$(0.06)
Pro forma (unaudited)	(0.04)

3. VARIABLE INTEREST ENTITY

As of June 30, 2017, the Company consolidated its 100% owned WSJ subsidiary which qualifies as a variable interest entity (“VIE”) under GAAP. WSJ’s classification as a VIE is due to a third party lender having the potential right to receive WSJ’s residual returns. The Company is the primary beneficiary because it has the power to direct the activities that most significantly impact WSJ’s economic performance. Accordingly, the Company consolidated the operating results, assets and liabilities of WSJ. See Note 2 - Acquisition for details surrounding the VIE’s acquisition and Note 6 - Debt And Lines Of Credit for the VIE’s debt structure. The following table presents the carrying amounts, after eliminating the effect of intercompany transactions, included in the Consolidated Balance Sheets that are for the use of or are the obligation of WSJ:

	June 30, 2017	December 31, 2016
	(In thousands)
Assets	$228,318	$268,910
Liabilities	193,085	243,884
Net carrying amount	$35,233	$25,026

4. INVENTORIES
Inventories consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Coal stockpiles	$35,296	$44,692
Coal fuel inventories	5,827	6,816
Materials and supplies	83,178	77,628
Reserve for obsolete inventory	(3,721)	(3,621)
Total	$120,580	$125,515

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
The Company’s carrying value and estimated fair value of its restricted investments at June 30, 2017 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cash and cash equivalents	$64,362	$4,054	$68,416
Time deposits	2,467	—	2,467
Available-for-sale	79,557	72,077	151,634
	$146,386	$76,131	$222,517
The Company’s carrying value and estimated fair value of its restricted investments at December 31, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cash and cash equivalents	$66,860	$2,673	$69,533
Time deposits	2,473	—	2,473
Available-for-sale	75,580	71,689	147,269
	$144,913	$74,362	$219,275
Available-for-Sale Restricted Investments
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at June 30, 2017 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cost basis	$79,932	$72,176	$152,108
Gross unrealized holding gains	493	587	1,080
Gross unrealized holding losses	(868)	(686)	(1,554)
Fair value	$79,557	$72,077	$151,634
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cost basis	$76,558	$72,381	$148,939
Gross unrealized holding gains	251	453	704
Gross unrealized holding losses	(1,229)	(1,145)	(2,374)
Fair value	$75,580	$71,689	$147,269

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

6. DEBT AND LINES OF CREDIT
The Company and its subsidiaries are subject to the following debt arrangements:

	Total Debt Outstanding
	June 30, 2017	December 31, 2016
	(In thousands)
8.75% Notes	$350,000	$350,000
Term Loan	322,239	323,883
San Juan Loan	75,820	95,000
WMLP Term Loan	309,594	306,189
Revolver	—	—
WMLP Revolver	—	—
Capital lease obligations	43,156	55,061
Other debt	7,162	16,464
Total debt	1,107,971	1,146,597
Less debt discount and issuance costs, net	(32,409)	(37,531)
Less current installments	(54,494)	(86,272)
Long-term debt, less current installments	$1,021,068	$1,022,794

The following table presents remaining aggregate contractual debt maturities of all long-term debt as of June 30, 2017(in thousands):

	Debt Held by WMLP	All Other Debt	Total Debt Outstanding
2017	$2,764	$39,000	$41,764
2018	313,770	18,470	332,240
2019	4,105	15,240	19,345
2020	1,694	338,562	340,256
2021	1,586	21,164	22,750
Thereafter	1,616	350,000	351,616
Total debt	$325,535	$782,436	$1,107,971

Covenant Compliance

Our lending arrangements contain, among other terms, events of default and various affirmative and negative covenants, financial covenants and cross-default provisions. Our continuing ability to meet our obligations and comply with these financial covenants depends on our ability to generate adequate cash flows and refinance debt obligations as they become due. Should we be unable to comply with any future debt-related covenant, we will be required to seek a waiver of such covenant to avoid an event of default. Covenant waivers and modifications may be expensive to obtain or potentially unavailable.
As of June 30, 2017, we are in compliance with the fixed charge ratio under our revolver agreement. Based on current projections, absent management plans, there is substantial doubt as to our ability to comply with this covenant during the next twelve months from this filing. If we were to breach this covenant, we could lose access to the Revolver and impact certain customary cross-default provisions in our $350.0 million 8.75% Notes and our $322.2 million Term Loan which would become immediately due. Our belief, based on historical patterns, is that it is probable we would be able to alleviate or cure any such Revolver covenant default with an amendment or waiver.

8.75% Notes

Pursuant to our senior note indenture, dated as of December 16, 2014, by and among the Company, the guarantors named therein, and U.S. Bank National Association, as trustee and notes collateral agent (the “Indenture”), our senior secured 8.75% Notes mature on January 1, 2022 and pay interest semiannually on January 1 and July 1 of each year at a fixed 8.75%

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

interest rate (“8.75% Notes”). The 8.75% Notes are a primary obligation of the Company and are guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC and Westmoreland Resources, Inc. and their respective subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc. and certain other immaterial subsidiaries), referred to as the “Guarantors.” The 8.75% Notes are not guaranteed by Westmoreland Canada LLC or any of its subsidiaries, WSJ or any of its subsidiaries, or Westmoreland Resources GP, LLC or WMLP, referred to as the “Non-guarantors.”

Term Loan

Pursuant to our credit agreement, dated as of December 22, 2014, by and among the Company, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent, as amended, our term loan (“Term Loan”) matures on December 16, 2020 and accrues interest on a quarterly basis at a variable interest rate which is set at our election at (i) the one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”) plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate plus 0.05%, or three-month LIBOR plus 1.00%) plus 5.50%. As of June 30, 2017, the interest rate was 7.60%. The Term Loan is a primary obligation of WCC and is guaranteed by the Guarantors.

San Juan Loan

Pursuant to the loan agreement, dated as of February 1, 2016, by and among WSJ and the remaining Westmoreland San Juan Entities as guarantors, and NM Capital Utility Corporation (an affiliate of Public Service Company of New Mexico, part owner of SJGS) as lender, we financed the San Juan Acquisition in part with a senior secured $125.0 million term loan (“San Juan Loan”). The San Juan Loan matures on February 1, 2021 and pays interest and principal on a quarterly basis at an interest rate of (i) 7.25% (the “Margin Rate”) plus (ii) (A) the LIBOR for a three month period plus (B) a statutory reserve rate, which such Margin Rate increasing incrementally during each year of the San Juan Loan term. As of June 30, 2017, the cash interest rate is 10.42%. It is a primary obligation of WSJ, is guaranteed by SJCC, and is secured by substantially all of SJCC’s assets. The San Juan Loan has no prepayment penalties. The agreements governing the San Juan Loan include representations and warranties and covenants regarding the ownership and operation of SJCC and the properties acquired in the San Juan Acquisition and standard special purpose bankruptcy remote entity covenants designed to preserve the separateness from the Company of each of (i) WSJ, (ii) WSJ’s direct parent company, Westmoreland San Juan Holdings, Inc., (iii) SJCC and (iv) SJTC (collectively, the “Westmoreland San Juan Entities”). Obligations under the San Juan Loan are recourse only to the Westmoreland San Juan Entities and their assets. Neither the Company nor its subsidiaries (other than the Westmoreland San Juan Entities) is an obligor under the San Juan Loan in any respect. The agreement governing the San Juan Loan requires that all revenues of the Westmoreland San Juan Entities, aside from payments on certain leases, are deposited into a cash management collection account swept monthly for operating expenses, capital expenditures, and loan payment and prepayment. The assets and credit of SJCC are not available to satisfy the debts and other obligations of the Company other than those of the Westmoreland San Juan Entities.

WMLP Term Loan

Pursuant to the financing agreement, dated as of December 31, 2014, by and among Oxford Mining Company, LLC, WMLP and each of its subsidiaries, lenders from time to time party thereto, and U.S. Bank National Association, as administrative agent, the term loan of WMLP (“WMLP Term Loan”) matures on December 31, 2018 and pays interest on a quarterly basis at a variable rate equal to the 3-month LIBOR rate at each period end (1.30% at June 30, 2017), or floor of 0.75%, plus 8.50% or the reference rate as defined in the financing agreement. As of June 30, 2017, the cash interest rate is 9.80%. The WMLP Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of WMLP, is guaranteed by WMLP and its subsidiaries, and is secured by substantially all of WMLP’s and its subsidiaries’ assets.

The WMLP Term Loan also provides for Paid-In-Kind Interest (“PIK Interest”) at a variable rate between 1.00% and 3.00% based on our consolidated total net leverage ratio as defined in the financing agreement. The rate of PIK Interest is determined on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the WMLP Term Loan under the financing agreement. PIK Interest under the financing agreement was $4.6 million for the six months ended June 30, 2017. The outstanding WMLP Term Loan amount represents the principal balance of $288.9 million, plus PIK Interest of $20.7 million.

The WMLP Term Loan financing agreement permits cash distributions, in an aggregate amount not to exceed $15.0 million, if WMLP does not meet the following requirements (“Restricted Distributions”): (i) consolidated total net leverage ratio of greater than 3.75 or fixed charge coverage ratio of less than 1.00 (as such ratios are defined in the WMLP Term Loan

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

financing agreement) and (ii) liquidity of greater than $7.5 million, after giving effect to such cash distribution and applying its availability under the WMLP Revolver, as defined below. As of June 30, 2017, WMLP's consolidated total net leverage ratio is in excess of 3.75, its fixed charge coverage ratio is below 1.00 and WMLP has made $14.6 million in Restricted Distributions.

As of June 30, 2017, WMLP has distributed $14.6 million in cash that counts toward the $15.0 million in aggregate Restricted Distribution payments. On July 28, 2017, WMLP announced a quarterly cash distribution for the quarter ended June 30, 2017, of $0.1333 per limited partner common unit, general partner unit and warrant with distribution rights and a distribution of Series A PIK Units in lieu of a cash distribution for holders of Series A Convertible Units (“Second Quarter Distribution”). The Second Quarter Distribution, totaling cash of approximately $0.2 million, will be paid on August 14, 2017 to all holders of record as of August 7, 2017. The Second Quarter Distribution will bring the aggregate permitted Restricted Distributions total to $14.8 million at that time. If WMLP is unable to either refinance or modify the WMLP Term Loan or meet the required ratios noted above, it is only permitted to make $0.2 million in additional Restricted Distributions, including any cash distributions to WCC, subsequent to payment of the Second Quarter Distribution.

Revolver
Pursuant to the second amended and restated loan and security agreement, dated as of December 16, 2014, by and among the Company and certain of its subsidiaries, lenders party thereto, and The PrivateBank and Trust Company, as administrative agent (the “Revolver”), the Company’s Revolver has a total aggregate borrowing capacity of $60.0 million between June 15th and August 31st of each year, with an aggregate borrowing capacity of $50.0 million outside of these periods subject to borrowing base calculations as defined in the agreement. The availability of the Revolver consists of a $30.0 million sub-facility ($35.0 million with the seasonal increase) available to our U.S. borrowers and a $20.0 million sub-facility ($25.0 million with the seasonal increase) available to our Canadian borrowers. The Revolver may support an equal amount of letters of credit, with outstanding letter of credit balances reducing availability under the Revolver. At June 30, 2017, availability on the Revolver was $27.0 million which reflects $9.9 million in outstanding letters of credit and $23.1 million in borrowing base restrictions. We had no borrowings on the Revolver. The Revolver has a maturity date of December 31, 2018.
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

WMLP Revolver

Pursuant to the loan and security agreement, dated as of October 23, 2015, by and among WMLP and its subsidiaries, lenders party thereto, and The PrivateBank and Trust Company, as administrative agent (the “WMLP Revolver”), the WMLP Revolver permits WMLP to borrow up to the aggregate principal amount of $15.0 million subject to borrowing base restrictions as defined in the agreement. The WMLP Revolver also allows letters of credit in an aggregate outstanding amount of up to $10.0 million, which reduces availability under the WMLP Revolver on a dollar-for-dollar basis. At June 30, 2017, availability under the WMLP Revolver was $15.0 million. The WMLP Revolver has a maturity date of December 31, 2017.
Capital lease obligations

The Company engages in leasing transactions for equipment utilized in its mining operations. During the six months ended June 30, 2017, the Company entered into $0.5 million of new capital leases.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$794	$809	$1,587	$1,744
Interest cost	3,196	3,091	6,393	6,202
Amortization of deferred items	965	323	1,929	523
Total net periodic benefit cost	$4,955	$4,223	$9,909	$8,469
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Former mining operations	$2,306	$2,135	$4,611	$4,270
Current operations	2,649	2,088	5,298	4,199
Total net periodic benefit cost	$4,955	$4,223	$9,909	$8,469
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
Pension
The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements. The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$378	$260	$785	$868
Interest cost	2,630	3,075	5,260	5,362
Expected return on plan assets	(3,648)	(3,812)	(7,275)	(7,043)
Settlements	269	—	269	—
Amortization of deferred items	583	1,772	1,177	2,345
Total net periodic pension cost	$212	$1,295	$216	$1,532

These costs are included in Cost of sales and Selling and administrative expenses. The Company made $0.2 million and $0.4 million of contributions to its pension plans in the six months ended June 30, 2017 and 2016, respectively. The Company expects to make $1.0 million of contributions to its pension plans during the remainder of 2017.
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
The Company has power purchase contracts at its Roanoke Valley Power Facility (“ROVA”) to manage exposure to power price fluctuations. These contracts cover the period from April 2014 to March 2019 and contracted power prices range

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

from $41.05 to $55.20 per megawatt hour, with a weighted average contract price of $44.15 over the remaining contract lives. The contracts are not designated as hedging instruments, and accordingly their fair value is recognized on the Consolidated Balance Sheets, with changes in fair value recognized in the Consolidated Statements of Operations. Fair value is based on a comparison of contracted prices to projected future market prices which are Level 2 inputs based on the hierarchy defined below, please see Note 9 - Fair Value Measurements.
During the fourth quarter of 2016, the Company entered into a Substitute Energy Purchase Agreement (the “SEP Agreement”) which amends our previous power purchase and operating agreement with our customer. The SEP Agreement, which covers the period from March 1, 2017 to March 31, 2019, enables us to fulfill our obligations under the contract without physically operating the facility. The SEP Agreement calls for fixed payments ranging from $21.33 to $24.32 (representing a weighted average price of $23.84 per megawatt hour) while optional power deliveries are $15.26 per megawatt hour. The SEP Agreement meets the definition of a derivative and it does not qualify for the normal purchases and normal sales scope exception. This contract is not designated as a hedging instrument, therefore, its fair value is recognized on the Consolidated Balance Sheets and changes in fair value recognized in the Consolidated Statements of Operations. As the underlying power deliveries option is significantly in the money, the fair value of this derivative is based on comparing expected contracted cash inflows per the SEP Agreement to expected future outflows based on projected market prices.
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Balance Sheets was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	June 30, 2017	December 31, 2016
Contracts to purchase power	Other current liabilities	$19,015	$13,382
Contracts to purchase power	Other liabilities	15,994	18,384
Contract to sell power	Other current assets	14,090	10,240
Contract to sell power	Other assets	10,763	9,528
The effect of derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Statements of Operations was as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instruments	Statements of Operations Location	2017	2016	2017	2016
Contracts to purchase power	Derivative (gain) loss	$2,026	$(5,878)	$3,242	$(3,278)
Contract to sell power	Derivative (gain) loss	(1,545)	—	(5,146)	—
		$481	$(5,878)	$(1,904)	$(3,278)
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

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value at June 30, 2017:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Contract to sell power included in Other current assets and Other assets	$24,853	$—	$24,853
Available-for-sale investments included in Restricted investments and bond collateral	79,557	79,557	—
Available-for-sale investments included in Reclamation deposits	72,077	72,077	—
	$176,487	$151,634	$24,853
Liabilities:
Contracts to purchase power included in Other current liabilities and Other liabilities	$35,009	$—	$35,009
Warrants issued by WMLP included in Other liabilities	245	245	—
	$35,254	$245	$35,009
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of June 30, 2017, the Company valued the WMLP Term Loan and the San Juan Loan with Level 3 fair values. The estimated fair values of the Company’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
June 30, 2017	$389,139	$361,818	$686,423	$628,105
December 31, 2016	409,362	395,274	699,704	658,557

10. INCOME TAX

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year-to-date pre-tax (loss) income. For the six months ended June 30, 2016, the effective tax rate differed from the statutory rate primarily as a result of the U.S. and Canadian valuation allowances and the impact of the statutory rate change in Alberta, Canada. For the six months ended June 30, 2017, the effective tax rate differed from the statutory rate primarily due to the U.S. and Canadian valuation allowances.
As part of the San Juan Acquisition during the six months ended June 30, 2016, the Company acquired $47.6 million in deferred tax liabilities. Changes in the acquiring company’s deferred tax assets or liabilities subsequent to a business combination are required to be recorded in income during the quarter in which the transaction occurs. Accordingly, the $47.6 million decrease in the Company’s net deferred tax assets resulted in the release of a corresponding $47.6 million valuation allowance and recognition of a tax benefit in the six months ended June 30, 2016.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

11. STOCKHOLDERS’ DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive Loss
The following table reflects the changes in accumulated other comprehensive loss by component:

	Pension	Postretirement medical benefits	Unrealized gains and losses on available-for-sale securities, net	Foreign currency translation adjustment	Tax effect of other comprehensive income gains	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at December 31, 2016	$(26,123)	$(51,893)	$(1,674)	$(61,073)	$(38,309)	$(179,072)
Other comprehensive income (loss) before reclassifications	301	—	902	8,029	(1,819)	7,413
Amounts reclassified from accumulated other comprehensive income (loss)	1,177	1,929	294	—	—	3,400
Balance at June 30, 2017	$(24,645)	$(49,964)	$(478)	$(53,044)	$(40,128)	$(168,259)
The following table reflects the reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2017 (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line items in the statements where presented
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Available-for-sale securities
Realized (gains) and losses on available-for-sale securities	$166	$294	Other income

Amortization of defined benefit pension items
Prior service costs	$2	$4	Cost of sales and Selling and administrative
Actuarial losses	581	1,173	Cost of sales and Selling and administrative
Total	$583	$1,177
Amortization of postretirement medical items
Prior service costs	$(159)	$(318)	Cost of sales and Selling and administrative
Actuarial losses	1,124	2,247	Cost of sales and Selling and administrative
Total	$965	$1,929

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

12. SHARE-BASED COMPENSATION
The Company grants employees and non-employee directors restricted stock units. The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Recognition of value of restricted stock units and cash units over vesting period; and issuance of stock	$1,133	$1,230	$2,480	$2,342
Contributions of stock to the Company’s 401(k) plan	—	726	—	2,192
Total share-based compensation expense	$1,133	$1,956	$2,480	$4,534
2017 Grant
During the six months ended June 30, 2017, the Company granted the following stock-based awards under the Amended and Restated 2014 Equity Incentive Plan:

•	713,238 restricted stock units, of which 338,968 vest based on a service condition, 187,135 vest based on a service and market condition, and 187,135 vest based on a service and performance condition.

•
365,444 cash units (“the Cash Units”), which represent the right to cash equal to the closing price of WCC common stock as of the vesting date, of which 157,880 vest based on a service condition, 103,782 vest based on a service and market condition, and 103,782 vest based on a service and performance condition.

Restricted Stock Units
Unamortized compensation expense is expected to be recognized over the next three years. A summary of outstanding restricted stock units as of June 30, 2017 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2016	700,500	$15.91
Granted	713,238	3.94
Vested	(244,046)	18.40
Forfeited	(10,343)	12.62
Non-vested at June 30, 2017	1,159,349	$8.76	$6,096

Cash Units

The compensation expense related to the Cash Units was $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. Because the cash units are settled in cash they are accounted for as a liability award. The accrued liability related to the Cash Units was $0.1 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively.
Other Plans

In May 2016, the Company discontinued matching employees’ 401k contributions with common shares and elected instead to match with cash contributions. During 2016, the Company contributed 342,353 common shares to match employees’ contributions to their 401k plans. 342,353

13. EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding stock options and and restricted stock units. No such items were included in the

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

computations of diluted loss per share in the three and six months ended June 30, 2017 and in the three and six months ended June 30, 2016 because the Company incurred a net loss applicable to common shareholders in these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Restricted stock units and stock options	1,238	849	1,238	849

14. SEGMENT INFORMATION
Segment information is based on a management approach which requires segmentation based upon the Company’s internal organization, reporting of revenues and operating income (loss). The Company’s operations are classified into six reporting segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage, and Corporate. For a detailed description of the Company’s operations segmentation please see our 2016 Form 10-K. Summarized financial information by segment is as follows:

	Coal - U.S.(1)	Coal - Canada	Coal - WMLP(2)	Power	Heritage	Corporate(2)	Consolidated
	(In thousands)
Three Months Ended June 30, 2017
Revenues	$141,037	$89,349	$81,052	$19,880	$—	$(8,293)	$323,025
Depreciation, depletion, and amortization	22,644	6,782	10,111	—	—	(40)	39,497
Operating income (loss)	(6,623)	(11,735)	7,588	(383)	(3,786)	(6,128)	(21,067)
Total assets	571,755	433,889	370,936	64,269	16,699	1,923	1,459,471
Capital expenditures	1,961	1,956	1,977	—	—	—	5,894
Three Months Ended June 30, 2016
Revenues	$152,519	$109,328	$80,468	$21,944	$—	$(6,662)	$357,597
Depreciation, depletion, and amortization	13,741	6,971	14,547	—	—	(36)	35,223
Operating income (loss)	588	3,590	(4,282)	6,731	(3,518)	(3,992)	(883)
Total assets	676,709	504,686	397,865	41,819	16,468	(1,520)	1,636,027
Capital expenditures	4,559	1,139	985	—	—	—	6,683
Six Months Ended June 30, 2017
Revenues	$278,405	$198,364	$155,857	$41,107	$—	$(10,971)	$662,762
Depreciation, depletion, and amortization	38,643	17,036	20,461	—	—	(76)	76,064
Operating income (loss)	(2,287)	(18,839)	8,870	(1,136)	(7,456)	(11,306)	(32,154)
Total assets	571,755	433,889	370,936	64,269	16,699	1,923	1,459,471
Capital expenditures	3,856	4,050	5,198	—	—	—	13,104
Six Months Ended June 30, 2016
Revenues	$308,508	$203,084	$172,949	$43,940	$—	$(15,030)	$713,451
Depreciation, depletion, and amortization	29,692	12,799	29,812	—	—	(66)	72,237
Operating income (loss)	8,254	15,693	(3,473)	931	(6,999)	(7,670)	6,736
Total assets	676,709	504,686	397,865	41,819	16,468	(1,520)	1,636,027
Capital expenditures	7,214	2,488	2,529	—	—	—	12,231
____________________

(1)
The San Juan Acquisition was completed on January 31, 2016. For the three and six months ended June 30, 2016, revenues for the Westmoreland San Juan Entities were $50.0 million and $76.7 million, respectively, and operating income was $3.5 million and $5.0 million respectively.

(2)
The Coal - WMLP segment recorded revenues of $8.3 million and $11.0 million for intersegment revenues to the Coal - U.S. segment for the three and six months ended June 30, 2017, respectively, and $6.7 million and $15.0 million for the three and six months ended June 30, 2016, respectively. Eliminations for intersegment revenues and cost of sales are presented within the Corporate segment.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

15. CONTINGENCIES

Litigation
There have been no material changes in our litigation since December 31, 2016. For additional information, refer to Note 20. Commitments and Contingencies to the consolidated financial statements of our 2016 Form 10-K.
A loss contingency for the 2013 breach of a water containment pond at our Obed mine in Canada remains probable and reasonably estimable. The previous owner, Sherritt International Corporation, continues to fully indemnify us for the actual cost of the remediation as well as the costs of compliance with any regulatory orders, including any fees, fines, or judgments resulting from the water release. As of June 30, 2017, the Company has recorded $3.9 million in Other current liabilities for the estimated costs of remediation work and a corresponding amount in Receivables - Other to reflect the indemnification by the prior owner.

16. SUBSEQUENT EVENTS

On August 2, 2017 we entered into a definitive agreement to sell all of the assets that comprise ROVA for $5.0 million in cash. We will retain the related $2.7 million reclamation liability. We remain committed to providing a contracted level of energy through 2019 via power purchase contracts.
The Company has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing date of this Quarterly Report, and determined that no events have occurred that have not been disclosed elsewhere in the Notes to the Consolidated Financial Statements (Unaudited) that would require adjustments to disclosures in the consolidated financial statements (unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Overview
Westmoreland Coal Company produces and sells thermal coal primarily to investment grade utility customers under long-term, margin-protected contracts. Our focus is primarily on mine locations which allow us to employ dragline surface mining methods and take advantage of close customer proximity through mine-mouth power plants and strategically located rail transportation. Our coal operations include surface coal mines in the United States and Canada, underground coal mines in Ohio and New Mexico, a char production facility, and a 50% interest in an activated carbon plant. We also own the general partner of, and a majority of the equity interests in, WMLP, a publicly-traded coal master limited partnership. Our power operations include two coal-fired power generation units in North Carolina. We classify our business into four operating segments (Coal - U.S., Coal - Canada, Coal - WMLP and Power) and two non-operating segments (Heritage and Corporate). Our Heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our Corporate segment consists primarily of corporate administrative and business development expenses.
We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing debt obligations, pension contributions, heritage health benefit costs, and corporate overhead costs. The principal sources of cash flow to us are distributions from our operating subsidiaries.

Recent Trends and Activities
One of the major factors affecting the volume of coal that we sell in any given period is the demand for coal-generated electric power, as well as the specific demand for coal by our customers. Numerous factors affect the demand for electric power and the specific demands of customers including weather patterns, the presence of hydro- or wind-generated energy in our particular energy grids, environmental and legal challenges, political influences, energy policies, international and domestic economic conditions, power plant outages and other factors discussed herein. More specifically, during the three and six month periods ended June 30, 2017, our financial results were impacted by several trends and activities, which are described below.

•
Weather. During the first six months of 2017, we experienced unfavorable weather patterns in the markets in which we operate. In particular, the first half of 2017 was generally marked by mild weather, which depressed demand. In addition, during the first quarter, our Kemmerer mine experienced unusually high amounts of precipitation, which increased our mining costs and restricted our ability to supply coal. These factors lowered our coal tons sold and our revenues during the first half of 2017. Some of this decline in revenues, particularly at the Kemmerer mine, was offset in the second quarter by customers seeking to replenish stockpiles, a trend that we believe will continue throughout the year. Weather conditions are inherently unpredictable and could have positive or negative impacts on operating conditions and demand in future periods.

•
Coal Pricing. Our operations in Ohio and at Coal Valley are exposed to changes in the price of coal on the open market. In recent quarters, the price of coal has been volatile and has generally been pressured by reduced demand, political pressures, and the price of competing products, such as natural gas, that are used in energy production. Recent pricing pressure has resulted in depressed revenues, net income and adjusted EBITDA in recent quarters for those facilities affected by open market pricing. Whether pricing and volume softness persist in future periods is dependent upon fluctuations in market demand in the region.

•
Cost Reduction Initiatives. While we always seek to run our business operations as lean and efficiently as possible, since 2016, we have undertaken specific initiatives aimed at centralizing and streamlining certain administrative functions and reducing costs throughout our organization. Cost reduction activities during 2016 resulted in disciplined capital expenditure decisions, lower inventory costs and reduced headcount, among other things. These factors, in turn, have generally lowered operating costs in the 2017 periods as compared to 2016 periods, although we did incur additional costs, including severance-related costs and additional costs resulting from redundancies created during these changes. Cost reduction activities are ongoing.

•
Early Repayment of Loan and Lease Receivables. During the first quarter of 2017, we received $52.5 million from our customer at the Genesee mine, representing an accelerated repayment of all outstanding loan and lease receivables. These loan and lease receivables represented the financed portion of amounts owed to Westmoreland for capital expenditures we had made on behalf of our customer. This payment fully satisfied amounts owed to Westmoreland for loan and lease receivables and Westmoreland is no longer entitled to further payments from these agreements, which generally averaged approximately $3 to $4 million per quarter. We have no further obligation to make capital expenditures at the mine, though we anticipate continuing to provide contract mining services at the Genesee mine through 2030.

•
Significant contract renewals and expirations. In June and December 2016, coal supply agreements at our Beulah and Jewett mines, respectively, terminated, resulting in lower coal tons sold in the subsequent periods. During the quarter ended June 30, 2017, our customer at the San Juan mine announced their intent to transition away from coal-generated power in 2022. While their plan still requires official approval, we have adjusted, on a prospective basis, the estimated useful lives of certain property, plant, and equipment at the mine as well as the mine’s mineral reserve depletion rates to reflect the shorter useful lives of these assets. This change in estimate resulted in approximately $8.3 million in additional depreciation, depletion, and amortization expense in the second quarter of 2017 compared to the same quarter in 2016, and will continue to result in increased depreciation, depletion, and amortization expense in future periods.

•
Coal Valley Operating Challenges. During the second quarter and first half of 2017, we were mining in a more challenging area at the Coal Valley mine. This was in part because we have been operating Coal Valley anticipating either a sale or shutdown of the mine during 2017, which drove us to minimize the number of mining pits and delay maintenance on our equipment. During the second quarter, in part as a result of delays in the negotiations for the sale of the mine, we made additional investments to extend the life of the mine, which inflated costs for equipment maintenance and development of the pit. This resulted in lower yields, lower revenues, and increased costs during the second quarter and first half of 2017.

•
Equipment Outage. We experienced an unexpected dragline repair at one of our large mines in Canada in the first quarter of 2017, which lowered our production and increased our costs during the first half of 2017.

•
Capital Structure Review. Although we anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our business obligations, we have proactively engaged financial advisors to assess our capital structure. These advisors, together with management and our board of directors, will advise us on options to optimize our overall capital structure and provide greater financial flexibility and liquidity, particularly in light of upcoming maturities, as described in “Liquidity and Capital Resources.” Costs associated with this process were $0.9 million in the second quarter and are estimated to be $7.0 million for the full year 2017.

•
Seasonality. Our financial results are impacted by seasonality caused by weather and customer buying patterns. Customer buying patterns are influenced by many factors, including annual maintenance outages at our customers’ plants, which often occur in the spring, when the demand for power is low. Combined, these factors have historically led to lower adjusted EBITDA for our mine operations in the second quarter and first half of the year.

•
ROVA Sale. Subsequent to the end of the quarter, we entered into a definitive agreement to sell all of the assets that comprise our ROVA for $5 million in cash. After the sale, we will retain the related $2.7 million reclamation liability. We remain committed to providing a contracted level of energy through 2019 via power purchase contracts.

Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended June 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$323,025	$357,597	$(34,572)	(9.7)%
Operating loss	(21,067)	(883)	(20,184)	(2,285.8)%
Net loss applicable to common shareholders	(50,382)	(28,589)	(21,793)	(76.2)%

Tons sold—millions of equivalent tons	11.0	12.0	(1.0)	(8.3)%
Adjusted EBITDA(1)	32,566	45,556	(12,990)	(28.5)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Consolidated revenues decreased $34.6 million and tons sold declined 8.3% during the second quarter of 2017 compared with the second quarter of 2016. This decline was driven in part by challenges at our Coal Valley mine as described in "Recent Trends and Activities" above. In addition, revenues were impacted by the Beulah and Jewett contract terminations in

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

2016, the impact on revenue mix from seasonal outages in customer plants, the weather and ongoing demand and pricing softness in Ohio, as described above.

During the second quarter, our operating loss and net loss increased $20.2 million and $21.8 million, respectively. Offsetting the revenues decline of $34.6 million were lower costs resulting from lower tons sold and the impact of cost reduction initiatives, particularly within the Coal - WMLP segment. We also incurred a loss on our derivative of $0.5 million in the three months ended June 30, 2017 compared to a gain of $5.9 million for the same period in 2016.

Consolidated adjusted EBITDA for the second quarter declined $13.0 million from the same period in 2016, driven by the operating loss discussed above, offset by the change in the gain/loss on our derivative, which increased our operating loss but which does not impact adjusted EBITDA. Adjusted EBITDA also included $2.7 million in loan and lease receivable collections in the second quarter of 2016, with no such collections in 2017.
Coal - U.S. Segment Operating Results

	Three Months Ended June 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$141,037	$152,519	$(11,482)	(7.5)%
Operating (loss) income	(6,623)	588	(7,211)	*
Adjusted EBITDA(1)	23,656	20,848	2,808	13.5%
Tons sold—millions of equivalent tons	4.0	4.7	(0.7)	(14.9)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful

Revenues for the Coal - U.S. segment declined 7.5% during the second quarter of 2017 compared to the same quarter in 2016 primarily as a result of the expiration of coal supply agreements at the Jewett and Beulah mines. These declines were offset by increased revenues from our San Juan mine.
The segment incurred a $6.6 million operating loss in the quarter compared to $0.6 million in operating income in the same period in 2016. The increase in operating loss resulted from $8.3 million in additional depreciation, depletion, and amortization expense arising from the change in depreciable lives and depletion rates at our San Juan mine. This increase in expense was offset by the segment-wide impact of the cost reduction initiatives discussed in the “Recent Trends and Activities” section as well as higher operating income at our Jewett mine due to the high margin nature of the reclamation work performed subsequent to the December 31, 2016 termination of the coal supply agreement.
Adjusted EBITDA increased $2.8 million during the second quarter compared with the same quarter in 2016. This increase was driven by the segment wide impact of our cost reduction initiatives as well as the high margin reclamation work performed at our Jewett mine in 2017. Adjusted EBITDA improved despite increased operating losses largely because the increased operating losses were driven by increased depreciation, depletion and amortization expense as described above, which does not impact adjusted EBITDA.
Coal - Canada Segment Operating Results

	Three Months Ended June 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$89,349	$109,328	$(19,979)	(18.3)%
Operating (loss) income	(11,735)	3,590	(15,325)	*
Adjusted EBITDA(1)	(1,598)	14,342	(15,940)	*
Tons sold—millions of equivalent tons	5.2	5.6	(0.4)	(7.1)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful

Revenues for the Coal - Canada segment declined $20.0 million compared with the same period in 2016. Coal tons sold during the second quarter of 2017 were 7.1% lower than in the same period of 2016. This decline was driven by operating challenges at the Coal Valley mine, as described under “Recent Trends and Activities,” which resulted in lower revenues from

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

fewer coal tons sold, offset by pricing improvements. We also experienced a customer plant outage at Poplar River in the second quarter of 2017 that did not occur during the same quarter in 2016 which further lowered coal tons sold. These declines were offset by volume increases at our Estevan mine.
The segment incurred an operating loss of $11.7 million compared to operating income of $3.6 million in the prior year, which was driven by the revenue decreases described above as well as increased costs related to equipment maintenance and development of the pit at Coal Valley.
Adjusted EBITDA for the second quarter declined $15.9 million during the second quarter of 2017 compared to the same period in 2016, driven by greater operating losses as well as $2.7 million in customer payments received from loan and lease receivables in 2016 which did not recur in 2017 as a result of the early repayment discussed in “Recent Trends and Activities.”
Coal - WMLP Segment Operating Results

	Three Months Ended June 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$81,052	$80,468	$584	0.7%
Operating income (loss)	7,588	(4,282)	11,870	*
Adjusted EBITDA(1)	18,854	16,303	2,551	15.6%
Tons sold—millions of equivalent tons	1.9	1.7	0.2	11.8%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful

Revenues for the Coal - WMLP segment increased 0.7% and coal tons sold increased 11.8% in the 2017 second quarter compared with the same quarter in 2016. These increases were driven by increased sales volumes from the Kemmerer mine as customers sought to replenish stockpiles after weather-related delays in coal deliveries during the first quarter of 2017. This increase was offset by pressured volumes and pricing in our Ohio market.
Operating income increased to $7.6 million in the second quarter of 2017 compared to an operating loss of $4.3 million in the second quarter of 2016. This improvement was driven by higher sales, the impact of cost reduction activities, and lower depreciation, depletion and amortization expense resulting from a smaller and aging fleet at our Ohio operations. In addition, during the second quarter of 2016, the Coal - WMLP segment incurred a $4.2 million impairment charge related to the write-down of excess equipment, where no such charge was incurred in the 2017 period.
Adjusted EBITDA increased to $18.9 million compared to $16.3 million in the three months ended June 30, 2017 and 2016, respectively, driven by increased sales volume and the impact of cost reduction efforts, as discussed previously. The increase in operating income was greater than the increase in adjusted EBITDA because factors such as lower impairment charges and depreciation, depletion, and amortization expense improved operating income but have no impact on adjusted EBITDA.
Power Segment Operating Results

	Three Months Ended June 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands)
Revenues	$19,880	$21,944	$(2,064)	(9.4)%
Operating (loss) income	(383)	6,731	(7,114)	*
Adjusted EBITDA(1)	(141)	614	(755)	*
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful

Second quarter revenues for the Power segment declined $2.1 million in 2017 compared with the same period in 2016 due to the amendment to the pricing terms in our Substitute Energy Purchase Agreement, which became effective on March 1, 2017.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

During the second quarter of 2017, the Power segment incurred an operating loss of $0.4 million, compared with operating income of $6.7 million in the second quarter of 2016. The operating income in 2016 was driven by a $5.9 million gain on our power derivative contracts, compared to a $0.5 million loss in the current period.

Adjusted EBITDA decreased by $0.8 million due to lower operating income, offset by the change in the gain/loss on our power derivatives described above which decreased operating income but which did not impact adjusted EBITDA.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$662,762	$713,451	$(50,689)	(7.1)%
Operating (loss) income	(32,154)	6,736	(38,890)	*
Net loss applicable to common shareholders	(87,184)	(1,182)	(86,002)	(7,276.0)%

Tons sold—millions of equivalent tons	23.3	25.8	(2.5)	(9.7)%
Adjusted EBITDA(1)	120,784	109,206	11,578	10.6%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful

Consolidated revenues declined 7.1% during the first half of 2017 compared with the first half of 2016, driven by a decline in tons sold of 9.7%. The decline in coal tons sold was driven by contract expirations at Jewett and Beulah, ongoing softness in Ohio, lower weather-related demand, and a seasonal outage at a customer plant in Canada. These declines were partially offset by an increase of 34.6% in coal tons sold from our San Juan mine due largely to an extra month of ownership in 2017 as well as stronger demand.

We incurred an operating loss during the first half of 2017, representing a decline of $38.9 million from operating income generated in the first half of 2016. This decline was the result of the $50.7 million year-over-year decline in consolidated revenues, partially offset by the corresponding decrease in costs of sales and cost reductions in the Coal - WMLP segment. During the six months ended June 30, 2017, our Canada segment incurred higher costs related to mining in a more challenging area at Coal Valley and the unexpected dragline outage.

Net loss applicable to common shareholders declined $86.0 million in the first six months of 2017 compared to the same period in 2016 as a result of $38.9 million in increased operating losses year over year. Net loss applicable to common shareholders also reflected a $48.0 million income tax benefit for the six months ended June 30, 2016 primarily as a result of the release of valuation allowances on deferred tax assets as part of the San Juan acquisition, a benefit that did not recur in the current year.

Adjusted EBITDA increased $11.6 million year over year for the six months ended June 30, 2017 and 2016. Adjusted EBITDA includes the impact of the $52.5 million early repayment of loan and lease receivables discussed in Recent Trends and Activities. Excluding the impact of loan and lease receivable payments in both periods, adjusted EBITDA declined primarily as a result of the larger operating loss in 2017.
Coal - U.S. Segment Operating Results

	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$278,405	$308,508	$(30,103)	(9.8)%
Operating (loss) income	(2,287)	8,254	(10,541)	*
Adjusted EBITDA(1)	51,125	51,198	(73)	(0.1)%
Tons sold—millions of equivalent tons	8.8	10.7	(1.9)	(17.8)%
____________________

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful

Revenues for the Coal - U.S. segment declined $30.1 million, or 9.8%, and coal tons sold declined 17.8% during the first six months of 2017 compared with the same period in 2016. These declines were driven by contract expirations at Jewett and Beulah. Offsetting these declines was a 34.6% improvement in coal tons sold from the San Juan mine in the first six months of 2017 compared with the same period in 2016 due to the additional month of ownership in 2017 as well as stronger demand at San Juan throughout 2017.
During the first six months of 2017, operating income declined $10.5 million from an operating income of $8.3 million in the first six months of 2016 to an operating loss of $2.3 million in the first six months of 2017. The decrease in operating income was impacted by the previously described Beulah contract cancellation, offset somewhat by higher operating income at our Jewett mine due to the high margin nature of the reclamation work performed subsequent to the December 31, 2016 termination of the coal supply agreement. In addition, during the second quarter of 2017, we recorded $8.3 million in additional depreciation, depletion, and amortization expense as a result of the change in depreciable lives and depletion rates at our San Juan mine as described earlier.
Adjusted EBITDA for the first six months of 2017 was $51.1 million compared to $51.2 million during the same period in 2016. Despite the higher operating loss in the segment, adjusted EBITDA remained consistent from period to period as the primary driver for the operating loss was increased depreciation, depletion and amortization expense, which does not impact adjusted EBITDA.
Coal - Canada Segment Operating Results

	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$198,364	$203,084	$(4,720)	(2.3)%
Operating (loss) income	(18,839)	15,693	(34,532)	*
Adjusted EBITDA(1)	57,637	37,666	19,971	53.0%
Tons sold—millions of equivalent tons	11.1	11.4	(0.3)	(2.6)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful

Revenues for the Coal - Canada segment declined 2.3% during the first six months of 2017 compared with the same period in the prior year primarily as a result of a decline in tons sold of 2.6%. The decline in volume was largely the result of a customer outage during the second quarter of 2017 that did not occur in 2016, offset by improved volumes from our Sheerness mine. Improved pricing and volumes in the first quarter of 2017 offset second quarter declines at Coal Valley.
During the first six months of 2017, the segment incurred an operating loss of $18.8 million compared to operating income of $15.7 million in the same period of 2016, a $34.5 million decline year over year. The decline was driven by the above described revenue pressures as well as higher costs related to mining in more challenging areas at Coal Valley. In addition, we incurred additional expenses due to unexpected dragline maintenance in the first quarter of 2017 that did not occur in the prior year.
Adjusted EBITDA for the Coal - Canada segment increased during the first six months of 2017 due to the the impact of the $52.5 million early payment of loan and lease receivables, offset by the change in operating income discussed previously.
Coal - WMLP Segment Operating Results

	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$155,857	$172,949	$(17,092)	(9.9)%
Operating income (loss)	8,870	(3,473)	12,343	*
Adjusted EBITDA(1)	31,723	35,583	(3,860)	(10.8)%
Tons sold—millions of equivalent tons	3.6	3.7	(0.1)	(2.7)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Coal - WMLP segment revenues declined 9.9% and coal tons sold declined 2.7% during the six months ended June 30, 2017 compared with the same period in 2016. This decline was driven by ongoing price and volume pressures in our Ohio market.
Operating income for the segment increased $12.3 million in the first half of 2017 compared with the first half of 2016. This increase was driven by cost savings measures and lower depreciation expenses resulting from a smaller and aging fleet at our Ohio operations. In addition, during the first six months of 2016, the Coal - WMLP segment incurred a $4.7 million impairment charge related to the write-down of excess equipment, where no such charge was incurred in the 2017 period.
Adjusted EBITDA for the Coal - WMLP segment declined $3.9 million in the first half of 2017 compared to the same period in 2016 largely as a result of the decline in coal deliveries, partially offset by the impact of cost reduction efforts. The decreases in depreciation expense from the prior year as well as the absence of the prior year impairment charge that lead to increased operating income did not have any impact on adjusted EBITDA.
Power Segment Operating Results

	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands)
Revenues	$41,107	$43,940	$(2,833)	(6.4)%
Operating (loss) income	(1,136)	931	(2,067)	*
Adjusted EBITDA(1)	(3,514)	(2,734)	(780)	(28.5)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful

Power segment revenues for the six months ended June 30, 2017 declined $2.8 million compared with the same period in 2016 due to the amendment to the pricing terms in our Substitute Energy Purchase Agreement, which became effective on March 1, 2017.
For the six months ended June 30, 2017, the Power segment incurred an operating loss of $1.1 million, compared with operating income of $0.9 million for the six months ended June 30, 2016. The operating income in 2016 was driven by a $3.3 million gain on our power derivative contracts, compared to a gain of only $1.9 million in the current period. The remaining decrease in operating income arose as a result of the revenues decrease described above.
Adjusted EBITDA decreased by $0.8 million due to lower operating income, offset by the change in the gain/loss on our power derivatives described above, which decrease operating income but which do not impact adjusted EBITDA.
Non-GAAP Financial Measures
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Reconciliation of Net (Loss) Income to Adjusted EBITDA
Net loss	$(50,520)	$(29,397)	$(87,821)	$(2,488)

Income tax benefit	(501)	(100)	(965)	(48,035)
Interest income	(1,038)	(2,356)	(1,931)	(4,147)
Interest expense	30,109	30,860	59,371	59,787
Depreciation, depletion and amortization	39,497	35,223	76,064	72,237
Accretion of asset retirement obligation	11,142	10,332	22,437	19,950
Amortization of intangible assets and liabilities	(267)	(260)	(534)	(427)
EBITDA	28,422	44,302	66,621	96,877

Advisory fees (1)	925	—	925	—
Loss on foreign exchange	1,185	364	1,652	1,751
Acquisition-related costs	—	133	—	568
Customer payments received under loan and lease receivables (2)	—	2,727	50,489	5,387
Derivative loss (gain)	481	(5,878)	(1,904)	(3,278)
Loss on sale/disposal of assets and other adjustments	420	1,954	521	3,367
Share-based compensation	1,133	1,954	2,480	4,534
Adjusted EBITDA	$32,566	$45,556	$120,784	$109,206
____________________

(1)
Amount represents fees paid to financial and legal advisers related to the assessment of Westmoreland’s capital structure. These advisers, together with Westmoreland's management and board of directors, are developing and evaluating options to optimize Westmoreland’s overall capital structure.

(2)
Represents a return of and on capital. These amounts are not included in operating income or operating cash flows as the capital outlays are treated as loan and lease receivables, but are included within adjusted EBITDA so that the cash received by the Company is treated consistently with all other contracts within the Company that do not result in loan and lease receivable accounting. During the first quarter of 2017, the Company received $52.5 million from its customer at the Genesee mine, representing an accelerated repayment of all outstanding loan and lease receivables. We will continue to provide contract mining services at the Genesee mine. We have no further

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

obligation to make any capital expenditures. All future capital expenditures at the Genesee mine will be funded by the customer pursuant to the Company’s contractual arrangement with the customer. Accordingly, there will be no additional payments from the customer at the Genesee mine in the form of loan and lease repayments, however, the Company will continue to manage the Genesee mine and earn a management fee pursuant the contract mining arrangement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Adjusted EBITDA by Segment
Coal - U.S.	$23,656	$20,848	$51,125	$51,198
Coal - Canada	(1,598)	14,342	57,637	37,666
Coal - WMLP	18,854	16,303	31,723	35,583
Power	(141)	614	(3,514)	(2,734)
Heritage	(3,786)	(3,518)	(7,456)	(6,999)
Corporate	(4,419)	(3,033)	(8,731)	(5,508)
Total	$32,566	$45,556	$120,784	$109,206

Liquidity and Capital Resources
Liquidity
We had the following liquidity at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$57.6	$60.1
Availability under Revolver	27.0	36.3
Availability under WMLP Revolver	15.0	15.0
Total	$99.6	$111.4
As of June 30, 2017, we are in compliance with the fixed charge ratio under our revolver agreement. Based on current projections, absent management plans, there is substantial doubt as to our ability to comply with this covenant during the next twelve months from this filing. If we were to breach this covenant, we could lose access to the Revolver and impact certain customary cross-default provisions in our $350.0 million 8.75% Notes and our $322.2 million Term Loan which would become immediately due. Our belief, based on historical patterns, is that it is probable we would be able to alleviate or cure any such Revolver covenant default with an amendment or waiver.
Availability under the Revolver and WMLP Revolver is subject to their respective borrowing base calculations as defined in the underlying debts agreement for each. At June 30, 2017, availability on the Revolver was $27.0 million which reflects $9.9 million in outstanding letters of credit and $23.1 million in borrowing base restrictions. We had no borrowings on the Revolver. We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
We conduct our operations through subsidiaries. We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to the WCC are distributions from our operating subsidiaries. The cash at all of our subsidiaries is immediately available, except Westmoreland Risk Management, Inc. (“WRMI”), the Westmoreland San Juan Entities, and WMLP. The cash at our captive insurance entity, WRMI, is available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is $0.25 million. The cash at the Westmoreland San Juan Entities is governed as described in Note 6 - Debt And Lines Of Credit to the consolidated financial statements (unaudited).

Although we anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our business obligations, we have proactively engaged financial advisors to assess our capital structure. These advisors, together with management and our board of directors, will advise us on options to optimize our overall capital structure and provide greater financial flexibility and liquidity, particularly in light of the December 2017 maturity of

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

the WMLP Revolver, the December 2018 maturity of the WMLP Term Loan, and 2018 interest rate and other changes associated with the San Juan Loan.
Debt Obligations
See Note 6 - Debt And Lines Of Credit to the consolidated financial statements (unaudited) for a description of our different debt facilities.
Restricted Group and Unrestricted Group Results
Under each of the Indenture, the Term Loan and the Revolver, the following entities are designated as unrestricted subsidiaries: the Westmoreland San Juan Entities, Westmoreland Resources GP, LLC, WMLP and all of WMLP’s subsidiaries (collectively, the “Unrestricted Group”). Each of our other subsidiaries are restricted by the the Indenture, the Term Loan and the Revolver (the “Restricted Group”). Within the Restricted Group, pursuant to the Indenture and the Term Loan, each of Absaloka Coal, LLC, WRMI, Westmoreland Canada LLC, the Canadian subsidiaries and our Netherlands subsidiary, are considered non-guarantors (collectively, the “Non-Guarantor Restricted Subsidiaries”), and accordingly, our remaining subsidiaries that are in neither the Unrestricted Group, nor are Non-Guarantor Restricted Subsidiaries, are both restricted subsidiaries and guarantors under the Indenture and Term Loan (the “Guarantor Restricted Subsidiaries”). For financial statements pertaining to the Guarantor Restricted Subsidiaries only, see Schedule I to this Quarterly Report.
The Indenture requires summary information for the Restricted Group and Unrestricted Group provided as follows:

	Restricted Group	Unrestricted Group	Total
	(In thousands)
Balance sheet as of June 30, 2017:
Cash and cash equivalents	$21,318	$36,302	$57,620
Total current assets	225,208	120,253	345,461
Total assets	860,217	599,254	1,459,471
Total current liabilities	240,283	102,927	343,210
Total debt	681,012	394,550	1,075,562
Total liabilities	1,621,104	604,877	2,225,981

Statement of operations for the six months ended June 30, 2017:
Revenues	$407,258	$255,504	$662,762
Operating costs and expenses	451,748	243,168	694,916
Operating income (loss)	(44,490)	12,336	(32,154)
Other income and expenses	(29,843)	(26,789)	(56,632)
Loss before income taxes	(74,333)	(14,453)	(88,786)
Income tax benefit	(965)	—	(965)
Net loss	(73,368)	(14,453)	(87,821)
Less net loss attributable to noncontrolling interest	(637)	—	(637)
Net loss attributable to the Company	$(72,731)	$(14,453)	$(87,184)
For the six months ended June 30, 2017, adjusted EBITDA associated with the Restricted Group and Unrestricted Group was $59.5 million and $61.2 million, respectively.
Non-guarantor Restricted Subsidiaries Results
The Indenture requires summary information for Absaloka Coal, LLC, WRMI, Westmoreland Canada LLC, the Canadian Subsidiaries and our Netherlands subsidiary (collectively, the “Non-Guarantor Restricted Subsidiaries”) which is

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

provided as follows (in thousands):

	June 30, 2017	Percent of Consolidated Total
Total assets	$653,055	44.7%
Total debt	20,185	1.9%
Total liabilities	219,742	9.9%

	Six Months Ended June 30, 2017	Percent of Consolidated Total
Revenues	$315,832	47.7%
Adjusted EBITDA	57,648	47.7%
Our non-guarantor Canadian Subsidiaries had availability of up to $15.2 million under the Canadian tranche of the Revolver as of June 30, 2017.

Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Cash provided by (used in):	(In thousands)
Operating activities	$10,154	$41,899
Investing activities	31,609	(127,785)
Financing activities	(44,688)	99,051
For the first six months of 2017, our operating activities provided $10.2 million in cash, down from $41.9 million in the prior year primarily as a result of lower operating income, described further in "Results of Operations." Investing activities brought in $31.6 million in cash due to the $52.5 million cash receipt from our customer at our Genesee mine to pay off the loan and lease receivable in its entirety. This compares to a use of cash of $127.8 million primarily comprised of $125 million in use of cash to acquire our San Juan mine. Financing activities consumed $44.7 million in cash as we continued to pay down debt. This compares to $99.1 million provided by financing activities in the prior year, primarily comprised of $122 million in borrowings to acquire our San Juan mine.
Asset Retirement Obligations and Related Assets Available to Fund Obligations
The asset retirement obligations and related reclamation deposits and reclamation bond collateral for each of the Company’s operating segments at June 30, 2017 are summarized below:

	Asset Retirement Obligations	Reclamation Deposits	Restricted Investments and Bond Collateral
	(In thousands)
Coal - U.S.	$314,472	$76,131	$16,814
Coal - Canada	128,095	—	52,624
Coal - WMLP	48,226	—	38,415
Power	1,157	—	—
Other restricted investments:
Power derivative collateral (ROVA)	—	—	22,200
Other	—	—	16,333
Total	$491,950	$76,131	$146,386

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Other restricted investments include various investments not associated with reclamation obligations. Reclamation spend, net of customer receipts for reclamation, was $14.0 million for the six months ended June 30, 2017. As of June 30, 2017, we estimate approximately $173.8 million will be reimbursed to us by our customers for performance of final reclamation.

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
There have been no material changes to our off-balance sheet arrangements since December 31, 2016. Our off-balance sheet arrangements are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Form 10-K.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2016. For additional information, refer to Part II - Item 7A - Quantitative and Qualitative Disclosures about Market Risk in our 2016 Form 10-K.

ITEM 4	— CONTROLS AND PROCEDURES

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
As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2017. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, which includes the material weakness identified at December 31, 2016 discussed above, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were not effective as of June 30, 2017.
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

PART II - OTHER INFORMATION

ITEM 1	— LEGAL PROCEEDINGS
See Note 15 - Contingencies to the consolidated financial statements (unaudited).

ITEM 1A	— RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2016 Form 10-K, the risk factors that we believe materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed, except for the additional risk factor identified below. You should carefully consider the risk factors set forth in the 2016 Form 10-K and the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and or operating results.
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

Access to our Revolver is dependent upon our compliance with certain financial ratio covenants. This includes a minimum fixed charge coverage ratio of 0.90 in certain quarters for both the US and Canada components of the Restricted Group and 1.10 for the Restricted Group on a consolidated basis. The fixed charge coverage ratio is generally calculated based on Adjusted EBITDA (as defined in the debt agreement) divided by scheduled principal and interest payments for the most recently completed four quarters. Additionally, the San Juan Loan requires a minimum debt service coverage ratio of 1.05. The debt service coverage ratio is generally calculated as cash generated by the borrower and its subsidiaries divided by required debt service payments, including scheduled principal and interest payments. Breaches of the Revolver financial covenants would cause a cross-default of the Term Loan, and in turn the 8.75% Notes. Based on our quarterly projections, including the impact of lost or diminished coal sales at certain of our mines and management’s plans, which may include but are not limited to seeking an amendment or waiver from lenders under any of the lending arrangements discussed herein as necessary, we anticipate that we will maintain compliance with the financial covenants and have sufficient liquidity to meet our obligations as they become due within one year after the date of the filing of our Annual Report.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s purchases of its common stock during the three months ended June 30, 2017 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 1, 2017	73,824	$14.61
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

ITEM 4	— MINE SAFETY DISCLOSURES
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations or other regulatory matters, as required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 to this Quarterly Report.

ITEM 6	— EXHIBITS

See Exhibit Index at the end of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	August 4, 2017	/s/ Gary A. Kohn
Gary A. Kohn
Chief Financial Officer (Principal Financial Officer and A Duly Authorized Officer)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
Guarantor Restricted Subsidiary Information
See Notes to Schedule I Condensed Financial Statements

	June 30, 2017	December 31, 2016
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$6,082	$10,256
Receivables:
Intercompany receivable	38,571	40,797
Other	3,640	5,422
Total receivables	42,211	46,219
Other current assets	647	1,235
Total current assets	48,940	57,710
Property, plant and equipment:
Plant and equipment	2,468	1,949
Less accumulated depreciation and amortization	1,299	1,135
Net property, plant and equipment	1,169	814
Restricted investments	16,332	16,004
Investment in subsidiaries	31,740	31,158
Intercompany receivable	156,204	226,225
Other assets	1,899	2,037
Total Assets	$256,284	$333,948
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$3,288	$3,288
Accounts payable and accrued expenses:
Trade and other accrued liabilities	15,524	16,714
Interest payable	15,392	15,469
Postretirement medical benefits	12,573	12,573
Other current liabilities	1,727	1,386
Total current liabilities	48,504	49,430
Long-term debt, less current installments	647,574	646,885
Postretirement medical benefits, less current portion	251,506	251,093
Pension and SERP obligations, less current portion	40,341	40,639
Intercompany payable	10,447	11,915
Other liabilities	24,422	24,103
Total liabilities	1,022,794	1,024,065
Shareholders’ deficit:
Common stock	187	186
Other paid-in capital	249,442	248,143
Accumulated other comprehensive loss	(168,259)	(179,072)
Accumulated deficit	(844,886)	(757,367)
Total shareholders’ deficit	(763,516)	(688,110)
Noncontrolling interests in consolidated subsidiaries	(2,994)	(2,007)
Total deficit	(766,510)	(690,117)
Total Liabilities and Deficit	$256,284	$333,948

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
Guarantor Restricted Subsidiary Information
See Notes to Schedule I Condensed Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenues	$—	$—	$—	$—
Cost, expenses and other:
Cost of sales	(405)	(493)	(739)	(975)
Depreciation, depletion and amortization	111	85	232	176
Selling and administrative	8,828	5,378	16,487	10,510
Heritage health benefit expenses	3,088	3,026	6,168	5,844
	11,622	7,996	22,148	15,555
Operating loss	(11,622)	(7,996)	(22,148)	(15,555)
Other income (expense):
Interest expense	(15,243)	(15,139)	(30,355)	(30,267)
Interest income	3,214	4,370	6,859	8,702
Gain on foreign exchange	2	—	7	12
Other income (expense)	(75)	97	(183)	24
	(12,102)	(10,672)	(23,672)	(21,529)
Loss before income taxes and loss of consolidated subsidiaries	(23,724)	(18,668)	(45,820)	(37,084)
Equity in loss of consolidated subsidiaries	(27,500)	(11,009)	(43,124)	(13,686)
Loss before income taxes	(51,224)	(29,677)	(88,944)	(50,770)
Income tax benefit	(704)	(280)	(1,123)	(48,282)
Net loss	(50,520)	(29,397)	(87,821)	(2,488)
Less net loss attributable to noncontrolling interest	(138)	(808)	(637)	(1,306)
Net loss attributable to the Guarantor Restricted Subsidiaries	$(50,382)	$(28,589)	$(87,184)	$(1,182)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
Guarantor Restricted Subsidiary Information
See Notes to Schedule I Condensed Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(50,520)	$(29,397)	$(87,821)	$(2,488)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial losses, pension	583	1,772	1,177	2,345
Adjustments to accumulated actuarial gains (losses) and transition obligations, pension	165	(199)	301	(27)
Amortization of accumulated actuarial losses, transition obligations, and prior service costs, postretirement medical benefit	965	323	1,929	523
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefit	—	1,672	—	984
Tax effect of other comprehensive income losses	(1,247)	(1,314)	(1,819)	(1,371)
Change in foreign currency translation adjustment	5,926	(615)	8,029	18,560
Unrealized and realized gains and losses on available-for-sale securities	386	1	1,196	(280)
Other comprehensive income, net of income taxes	6,778	1,640	10,813	20,734
Comprehensive (loss) income	(43,742)	(27,757)	(77,008)	18,246
Less: Comprehensive loss attributable to noncontrolling interest	(138)	(792)	(637)	(1,292)
Comprehensive (loss) income attributable to Guarantor Restricted Subsidiaries	$(43,604)	$(26,965)	$(76,371)	$19,538

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
Guarantor Restricted Subsidiary Information
See Notes to Schedule I Condensed Financial Statements

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(87,821)	$(2,488)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	232	176
Share-based compensation	1,939	2,396
Amortization of deferred financing costs	2,333	2,360
Gain on foreign exchange	(7)	(12)
Equity in loss of subsidiaries	43,124	13,686
Deferred income tax benefit	—	(47,622)
Distributions received from subsidiaries	24	4,973
Other	(95)	(1,398)
Changes in operating assets and liabilities:
Receivables	1,782	1,559
Accounts payable and accrued expenses	(1,114)	1,507
Other assets and liabilities	(418)	1,688
Net cash used in operating activities	(40,021)	(23,175)
Cash flows from investing activities:
Additions to property, plant and equipment	(595)	(95)
Change in restricted investments	67	(208)
Net cash used in investing activities	(528)	(303)
Cash flows from financing activities:
Repayments of long-term debt	(1,644)	(1,644)
Borrowings on revolving lines of credit	103,200	146,400
Repayments on revolving lines of credit	(103,200)	(146,400)
Transactions with WCC/affiliates	38,019	18,359
Other	—	(93)
Net cash provided by financing activities	36,375	16,622
Net decrease in cash and cash equivalents	(4,174)	(6,856)
Cash and cash equivalents, beginning of period	10,256	14,245
Cash and cash equivalents, end of period	$6,082	$7,389

WESTMORELAND COAL COMPANY
NOTES TO SCHEDULE I CONDENSED FINANCIAL STATEMENTS
Guarantor Restricted Subsidiaries Information

1.LONG-TERM DEBT AND LINES OF CREDIT
The amounts outstanding under the Company’s long-term debt, guaranteed by each of the Company and the Guarantor Restricted Subsidiaries, consisted of the following as of the dates indicated:

	Total Debt Outstanding
	June 30, 2017	December 31, 2016
	(In thousands)
8.75% Notes	$350,000	$350,000
Term Loan	322,239	323,883
Other debt	500	500
Total debt	672,739	674,383
Less debt discount and issuance costs, net	(21,877)	(24,210)
Less current installments	(3,288)	(3,288)
Long-term debt, less current installments	$647,574	$646,885
The following table presents remaining aggregate contractual debt maturities of long-term debt guaranteed by the Company and the Guarantor Restricted Subsidiaries:

June 30, 2017
(In thousands)
2017	$1,644
2018	3,788
2019	3,288
2020	314,019
2021	—
Thereafter	350,000
Total debt	$672,739
For details on the 8.75% Notes, Term Loan and Revolver debt facilities, see Note 6 - Debt And Lines Of Credit to the consolidated financial statements (unaudited).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Tenth Amendment to Second Amended and Restated Loan and Security Agreement dated May 9, 2017, by and among Westmoreland Coal Company, certain of its subsidiaries, The Private Bank and Trust Company, as administrative agent for the lenders, and the Lenders party thereto	8-K	001-11155	10.1	5/15/2017
10.2*	Westmoreland Coal Company Amended and Restated 2014 Equity Incentive Plan	S-8	001-11155	10.1	5/18/2017
10.3*	Form of Amendment No. 1 to Westmoreland Coal Company Performance Vested Restricted Stock Unit Agreement 2015					X
10.4*	Form of Amendment No. 1 to Westmoreland Coal Company Time Vested Restricted Stock Unit Agreement 2015					X
10.5*	Form of Amendment No. 1 to Westmoreland Coal Company Performance Vested Restricted Stock Unit Agreement 2016					X
10.6*	Form of Amendment No. 1 to Westmoreland Coal Company Time Vested Restricted Stock Unit Agreement 2016					X
10.7*	Form of Westmoreland Coal Company Performance Vested Restricted Stock Unit Agreement 2017					X
10.8*	Form of Westmoreland Coal Company Time Vested Restricted Stock Unit Agreement 2017					X
10.9*	Form of Westmoreland Coal Company Time Vested Cash Unit Agreement 2017					X
10.10*	Form of Westmoreland Coal Company Director Time Vested Restricted Stock Unit Agreement 2017					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is “unaudited” or “unreviewed.”