Form 10-Q
period 2017-09-30
WESTMORELAND COAL Co
filed 2017-10-31
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 27, 2017: 18,744,151 shares of common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2017	December 31, 2016
Current assets:	(In thousands)
Cash and cash equivalents	$44,143	$60,082
Receivables:
Trade	146,412	140,731
Loan and lease receivables	—	5,867
Other	12,522	13,261
Total receivables	158,934	159,859
Inventories	110,176	125,515
Other current assets	29,788	32,258
Total current assets	343,041	377,714
Land, mineral rights, property, plant and equipment	1,670,632	1,617,938
Less accumulated depreciation, depletion and amortization	904,246	782,417
Net land, mineral rights, property, plant and equipment	766,386	835,521
Loan and lease receivables, less current portion	—	44,474
Advanced coal royalties	18,665	18,722
Restricted investments and bond collateral	224,349	219,275
Investment in joint venture	28,244	26,951
Other assets	53,827	62,252
Total Assets	$1,434,512	$1,584,909
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$49,712	$86,272
Accounts payable and accrued expenses:
Trade and other accrued liabilities	113,970	142,233
Interest payable	15,205	22,458
Production taxes	48,936	44,995
Postretirement medical benefits	14,892	14,892
Deferred revenue	16,248	15,253
Asset retirement obligations	44,841	32,207
Other current liabilities	26,354	20,964
Total current liabilities	330,158	379,274
Long-term debt, less current installments	1,021,436	1,022,794
Postretirement medical benefits, less current portion	310,183	308,709
Pension and SERP obligations, less current portion	42,624	43,982
Deferred revenue, less current portion	7,791	16,251
Asset retirement obligations, less current portion	451,862	451,834
Other liabilities	44,605	52,182
Total liabilities	2,208,659	2,275,026
Shareholders’ deficit:
Common stock of $.01 par value: Authorized 30,000,000 shares; Issued and outstanding 18,742,143 at September 30, 2017 and 18,570,642 at December 31, 2016	187	186
Other paid-in capital	250,729	248,143
Accumulated other comprehensive loss	(157,799)	(179,072)
Accumulated deficit	(864,012)	(757,367)
Total shareholders’ deficit	(770,895)	(688,110)
Noncontrolling interests in consolidated subsidiaries	(3,252)	(2,007)
Total deficit	(774,147)	(690,117)
Total Liabilities and Shareholders’ Deficit	$1,434,512	$1,584,909
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues	$358,011	$371,772	$1,020,772	$1,085,223
Cost, expenses and other:
Cost of sales	280,012	285,428	836,525	864,735
Depreciation, depletion and amortization	38,066	40,860	114,131	113,097
Selling and administrative	28,115	25,655	88,706	80,667
Heritage health benefit expenses	3,349	3,265	9,953	9,502
Loss (gain) on sale/disposal of assets	236	548	202	(1,369)
Derivative (gain) loss	(4,667)	5,442	(6,571)	2,164
Income from equity affiliates	(1,355)	(1,547)	(4,274)	(4,127)
Other operating loss	—	3,368	—	5,065
	343,756	363,019	1,038,672	1,069,734
Operating income (loss)	14,255	8,753	(17,900)	15,489
Other (expense) income:
Interest expense	(30,017)	(30,882)	(89,388)	(90,669)
Interest income	1,012	1,374	2,942	5,521
(Loss) gain on foreign exchange	(1,739)	220	(3,391)	(1,531)
Other (loss) income	(3,251)	303	(793)	435
	(33,995)	(28,985)	(90,630)	(86,244)
Loss before income taxes	(19,740)	(20,232)	(108,530)	(70,755)
Income tax benefit	(440)	(1,625)	(1,406)	(49,660)
Net loss	(19,300)	(18,607)	(107,124)	(21,095)
Less net loss attributable to noncontrolling interest	(78)	(239)	(715)	(1,545)
Net loss applicable to common shareholders	$(19,222)	$(18,368)	$(106,409)	$(19,550)

Net loss per share applicable to common shareholders:
Basic and diluted	$(1.03)	$(0.99)	$(5.70)	$(1.06)
Weighted average number of common shares outstanding:
Basic and diluted	18,742	18,570	18,672	18,458
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(19,300)	$(18,607)	$(107,124)	$(21,095)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial losses, pension	588	1,294	1,765	3,639
Adjustments to accumulated actuarial gains (losses) and transition obligations, pension	(112)	813	189	786
Amortization of accumulated actuarial losses, transition obligations, and prior service costs, postretirement medical benefit	964	368	2,893	891
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefit	—	—	—	984
Tax effect of other comprehensive income losses	(684)	(1,039)	(2,503)	(2,410)
Change in foreign currency translation adjustment	9,426	(2,432)	17,455	16,128
Unrealized and realized gains and losses on available-for-sale securities	278	535	1,474	255
Other comprehensive income (loss), net of income taxes	10,460	(461)	21,273	20,273
Comprehensive loss	(8,840)	(19,068)	(85,851)	(822)
Less: Comprehensive loss attributable to noncontrolling interest	(78)	(240)	(715)	(1,532)
Comprehensive (loss) income attributable to common shareholders	$(8,762)	$(18,828)	$(85,136)	$710
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(107,124)	$(21,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	114,131	113,097
Accretion of asset retirement obligation	33,796	30,229
Share-based compensation	3,846	5,925
Non-cash interest expense	6,981	6,879
Amortization of deferred financing costs	8,183	8,324
(Gain) loss on derivative instruments	(6,571)	2,164
Loss on foreign exchange	3,391	1,531
Income from equity affiliates	(4,274)	(4,127)
Distributions from equity affiliates	4,970	5,177
Deferred income tax benefit	(1,374)	(48,490)
Other	3,341	(9,217)
Changes in operating assets and liabilities:
Receivables	(1,223)	9,770
Inventories	19,713	8,238
Accounts payable and accrued expenses	(26,965)	1,679
Interest payable	(7,165)	(6,731)
Deferred revenue	(7,475)	4,314
Other assets and liabilities	17,977	23,396
Asset retirement obligations	(33,004)	(45,960)
Net cash provided by operating activities	21,154	85,103
Cash flows from investing activities:
Additions to property, plant and equipment	(25,365)	(30,619)
Proceeds from sales of restricted investments	33,686	31,903
Purchases of and change in restricted investments	(37,945)	(31,633)
Cash payments related to acquisitions	(3,580)	(125,315)
Proceeds from sales of assets	774	6,176
Receipts from loan and lease receivables	50,488	4,852
Payments related to loan and lease receivables	—	(2,141)
Other	(1,384)	(587)
Net cash provided by (used in) investing activities	16,674	(147,364)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	—	122,250
Repayments of long-term debt	(64,078)	(43,876)
Borrowings on revolving lines of credit	236,100	313,900
Repayments on revolving lines of credit	(225,560)	(315,900)
Debt issuance costs and other refinancing costs	—	(7,246)
Other	(550)	(798)
Net cash (used in) provided by financing activities	(54,088)	68,330
Effect of exchange rate changes on cash	321	(91)
Net (decrease) increase in cash and cash equivalents	(15,939)	5,978
Cash and cash equivalents, beginning of period	60,082	22,936
Cash and cash equivalents, end of period	$44,143	$28,914
Supplemental disclosures of cash flow information:
Cash paid for interest	$81,478	$79,099
Non-cash transactions:
Accrued purchases of property and equipment	$3,508	$4,166
Capital leases and other financing sources	503	19,830

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company (the “Company” or "WCC"), and its subsidiaries and controlled entities including those of Westmoreland Resource Partners, LP (“WMLP”). All intercompany transactions and accounts have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and require the use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to current period presentation. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017.
These unaudited quarterly consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). There were no changes to our significant accounting policies from those disclosed in the audited consolidated financial statements and notes to the consolidated financial statements thereto contained in our 2016 Form 10-K, except as described below.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This standard is effective for interim and annual periods beginning after December 15, 2017. We anticipate adopting this ASU on January 1, 2018 will have an immaterial impact to the financial statements including reclassification of accumulated other comprehensive income for available-for-sale securities into equity at January 1, 2018, and future changes to the fair value of available-for-sale securities will be recognized in the income statement.
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
We have established an implementation team to execute a multi-phase plan to adopt the requirements of the new standard. The team is in the process of finalizing its conclusions on how the guidance will be applied to all coal sales contracts comprising greater than half of our consolidated revenues. The team is also evaluating the expanded disclosures required by the new standard and reviewing our processes and internal controls over financial reporting to ensure the appropriate information will be available for these disclosures. No changes will be required to our system capabilities to obtain the appropriate information.
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
Based on our implementation team’s analyses, we believe the implementation of the new standard will have a material impact on our consolidated financial statements for sales contracts in which we are entitled to payments from customers to reimburse our costs incurred during final reclamation. Under current GAAP, as these amounts are not fixed and determinable until they are incurred, we have been precluded from recognizing revenue until the costs have been incurred during final reclamation. However, under ASC Topic 606, these payments from customers constitute variable consideration and therefore must be estimated at contract inception and recognized as revenue as we satisfy our performance obligations of delivering coal to the customer. This will ultimately result in a significant acceleration of revenue, most of which will be recognized as a transition adjustment as of January 1, 2016. The implementation team is currently reviewing the models to quantify the exact amount of the transition adjustment and related impact to revenues for the years ended December 31, 2017 and 2016.
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

Nine Months Ended September 30, 2016
(In thousands, except per share data)
Revenues
As reported	$1,085,223
Pro forma (unaudited)	1,111,498

Operating income
As reported	$15,489
Pro forma (unaudited)	16,584

Net loss applicable to common shareholders
As reported	$(19,550)
Pro forma (unaudited)	(19,125)

Net loss per share applicable to common shareholders (basic and diluted)
As reported	$(1.06)
Pro forma (unaudited)	(1.04)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

3. VARIABLE INTEREST ENTITY

The Company consolidates its 100% owned WSJ subsidiary which qualifies as a variable interest entity (“VIE”) under GAAP. WSJ’s classification as a VIE is due to a third party lender having the potential right to receive WSJ’s residual returns. The Company is the primary beneficiary because it has the power to direct the activities that most significantly impact WSJ’s economic performance. Accordingly, the Company consolidated the operating results, assets and liabilities of WSJ. See Note 2 - Acquisition to the consolidated financial statements (unaudited) for details surrounding the VIE’s acquisition and Note 6 - Debt And Lines Of Credit to the consolidated financial statements (unaudited) for the VIE’s debt structure. The following table presents the carrying amounts, after eliminating the effect of intercompany transactions, included in the Consolidated Balance Sheets that are for the use of or are the obligation of WSJ:

	September 30, 2017	December 31, 2016
	(In thousands)
Assets	$215,230	$268,910
Liabilities	180,559	243,884
Net carrying amount	$34,671	$25,026

4. INVENTORIES
Inventories consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Coal stockpiles	$36,013	$44,692
Coal fuel inventories	1,338	6,816
Materials and supplies	76,669	77,628
Reserve for obsolete inventory	(3,844)	(3,621)
Total	$110,176	$125,515

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
The Company’s carrying value and estimated fair value of its restricted investments at September 30, 2017 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cash and cash equivalents	$65,441	$3,443	$68,884
Time deposits	2,467	—	2,467
Available-for-sale	79,505	73,493	152,998
	$147,413	$76,936	$224,349

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company’s carrying value and estimated fair value of its restricted investments at December 31, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cash and cash equivalents	$66,860	$2,673	$69,533
Time deposits	2,473	—	2,473
Available-for-sale	75,580	71,689	147,269
	$144,913	$74,362	$219,275
Available-for-Sale Restricted Investments
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at September 30, 2017 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cost basis	$79,724	$73,470	$153,194
Gross unrealized holding gains	520	624	1,144
Gross unrealized holding losses	(739)	(601)	(1,340)
Fair value	$79,505	$73,493	$152,998
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities at December 31, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments
	(In thousands)
Cost basis	$76,558	$72,381	$148,939
Gross unrealized holding gains	251	453	704
Gross unrealized holding losses	(1,229)	(1,145)	(2,374)
Fair value	$75,580	$71,689	$147,269

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

6. DEBT AND LINES OF CREDIT
The Company and its subsidiaries are subject to the following debt arrangements:

	Total Debt Outstanding
	September 30, 2017	December 31, 2016
	(In thousands)
8.75% Notes	$350,000	$350,000
Term Loan	321,417	323,883
San Juan Loan	66,230	95,000
WMLP Term Loan	311,628	306,189
Revolver	10,540	—
WMLP Revolver	—	—
Capital lease obligations	36,736	55,061
Other debt	4,512	16,464
Total debt	1,101,063	1,146,597
Less debt discount and issuance costs, net	(29,915)	(37,531)
Less current installments	(49,712)	(86,272)
Long-term debt, less current installments	$1,021,436	$1,022,794

The following table presents remaining aggregate contractual debt maturities of all long-term debt as of September 30, 2017 (in thousands):

	Debt Held by WMLP	All Other Debt	Total Debt Outstanding
2017	$1,660	$30,572	$32,232
2018	315,804	18,852	334,656
2019	4,105	15,439	19,544
2020	1,694	338,571	340,265
2021	1,586	21,164	22,750
Thereafter	1,616	350,000	351,616
Total debt	$326,465	$774,598	$1,101,063

Covenant Compliance

Our lending arrangements contain, among other terms, events of default and various affirmative and negative covenants, financial covenants and cross-default provisions. Certain affirmative covenants in our WMLP Term Loan provide that an explanatory paragraph expressing substantial doubt about WMLP's ability to continue as a going concern constitutes an event of default. We are in compliance with our covenants for the quarter ending September 30, 2017. Our continuing ability to meet our obligations and comply with our covenants depends on our ability to generate adequate cash flows and refinance debt obligations as they become due. Should we be unable to comply with any future debt-related covenant, we will be required to seek a waiver of such covenant to avoid an event of default. Covenant waivers and modifications may be expensive to obtain or potentially unavailable.
As of September 30, 2017, we are in compliance with the fixed charge ratio under our revolver agreements. Based on current projections, absent management plans, there is substantial doubt as to our ability to comply with this covenant during the next twelve months from this filing. If we were to breach this covenant and were unable to obtain a waiver from the lenders, we could lose access to the Revolver. An uncured breach of the covenants in our Revolver would trigger certain customary cross-default provisions in our $350.0 million 8.75% Notes and our $321.4 million Term Loan which would become immediately due. Our belief, based on historical patterns, is that it is probable we would be able to alleviate or cure any such Revolver covenant default with an amendment or waiver.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

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

Term Loan

Pursuant to our credit agreement, dated as of December 22, 2014, by and among the Company, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent, as amended, our term loan (“Term Loan”) matures on December 16, 2020 and accrues interest on a quarterly basis at a variable interest rate which is set at our election at (i) the one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”) plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate plus 0.05%, or three-month LIBOR plus 1.00%) plus 5.50%. As of September 30, 2017, the interest rate was 7.80%. The Term Loan is a primary obligation of WCC and is guaranteed by the Guarantors.

San Juan Loan

Pursuant to the loan agreement, dated as of February 1, 2016, by and among WSJ and the remaining Westmoreland San Juan Entities as guarantors, and NM Capital Utility Corporation (an affiliate of Public Service Company of New Mexico, part owner of SJGS) as lender, we financed the San Juan Acquisition in part with a senior secured $125.0 million term loan (“San Juan Loan”). The San Juan Loan matures on February 1, 2021 and pays interest and principal on a quarterly basis at an interest rate of (i) 7.25% (the “Margin Rate”) plus (ii) (A) the LIBOR for a three month period plus (B) a statutory reserve rate, which such Margin Rate increasing incrementally during each year of the San Juan Loan term. As of September 30, 2017, the cash interest rate is 10.57%. It is a primary obligation of WSJ, is guaranteed by SJCC, and is secured by substantially all of SJCC’s assets. The San Juan Loan has no prepayment penalties. The agreements governing the San Juan Loan include representations and warranties and covenants regarding the ownership and operation of SJCC and the properties acquired in the San Juan Acquisition and standard special purpose bankruptcy remote entity covenants designed to preserve the separateness from the Company of each of (i) WSJ, (ii) WSJ’s direct parent company, Westmoreland San Juan Holdings, Inc., (iii) SJCC and (iv) SJTC (collectively, the “Westmoreland San Juan Entities”). Obligations under the San Juan Loan are recourse only to the Westmoreland San Juan Entities and their assets. Neither the Company nor its subsidiaries (other than the Westmoreland San Juan Entities) is an obligor under the San Juan Loan in any respect. The agreement governing the San Juan Loan requires that all revenues of the Westmoreland San Juan Entities, aside from payments on certain leases, are deposited into a cash management collection account swept monthly for operating expenses, capital expenditures, and loan payment and prepayment. The assets and credit of SJCC are not available to satisfy the debts and other obligations of the Company other than those of the Westmoreland San Juan Entities.

WMLP Term Loan

Pursuant to the financing agreement, dated as of December 31, 2014, by and among Oxford Mining Company, LLC, WMLP and each of its subsidiaries, lenders from time to time party thereto, and U.S. Bank National Association, as administrative agent, the term loan of WMLP (“WMLP Term Loan”) matures on December 31, 2018 and pays interest on a quarterly basis at a variable rate equal to the 3-month LIBOR rate at each period end (1.30% at September 30, 2017), subject to a floor of 0.75%, plus 8.50% or the reference rate, as defined in the financing agreement. As of September 30, 2017, the cash interest rate was 9.80%. The WMLP Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of WMLP, is guaranteed by WMLP and its subsidiaries, and is secured by substantially all of WMLP’s and its subsidiaries’ assets.

The WMLP Term Loan also provides for Paid-In-Kind Interest (“PIK Interest”) at a variable rate between 1.00% and 3.00% based on its consolidated total net leverage ratio as defined in the financing agreement. The rate of PIK Interest is determined on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the WMLP Term Loan under the financing agreement. PIK Interest under the financing agreement was $2.3 million and $7.0 million for

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

the three and nine months ended September 30, 2017, respectively. The outstanding WMLP Term Loan amount represents the principal balance of $288.6 million, plus PIK Interest of $23.1 million.

The WMLP Term Loan limits cash distributions to an aggregate amount not to exceed $15.0 million (“Restricted Distributions”), if WMLP has: (i) a consolidated total net leverage ratio of greater than 3.75, or fixed charge coverage ratio of less than 1.00 (as such ratios are defined in the WMLP Term Loan financing agreement), or (ii) liquidity of less than $7.5 million, after giving effect to such cash distribution and applying WMLP's availability under the WMLP Revolver. As of September 30, 2017, WMLP’s consolidated total net leverage ratio is in excess of 3.75.

As of September 30, 2017, WMLP has distributed $14.8 million in cash that counts toward the $15.0 million in aggregate Restricted Distribution payments. On October 27, 2017, WMLP announced a quarterly cash distribution for the quarter ended September 30, 2017, of $0.1155 per limited partner common unit, general partner unit and warrant with distribution rights and a distribution of Series A PIK Units in lieu of a cash distribution for holders of Series A Convertible Units (“Third Quarter Distribution”), which is a per-unit reduction of $0.0178 from the prior quarter distribution of $0.1333 per limited partner common unit, general partner unit, warrant with distribution rights, as well as Series A PIK Unit distribution. The Third Quarter Distribution, totaling cash of approximately $0.2 million, will be paid on November 14, 2017 to all holders of record as of November 7, 2017. Subsequent to payment of this Third Quarter Distribution, WMLP will have utilized the full $15.0 million limit on Restricted Distributions, and WMLP will be restricted from making any further distributions under the terms of the WMLP Term Loan financing agreement.
Revolver
Pursuant to the second amended and restated loan and security agreement, dated as of December 16, 2014, by and among the Company and certain of its subsidiaries, lenders party thereto, and Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent (the “Revolver”), the Company’s Revolver has a total aggregate borrowing capacity of $60.0 million between June 15th and August 31st of each year, with an aggregate borrowing capacity of $50.0 million outside of these periods subject to borrowing base calculations as defined in the agreement. The availability of the Revolver consists of a $30.0 million sub-facility ($35.0 million with the seasonal increase) available to our U.S. borrowers and a $20.0 million sub-facility ($25.0 million with the seasonal increase) available to our Canadian borrowers. The Revolver may support an equal amount of letters of credit, with outstanding letter of credit balances reducing availability under the Revolver. At September 30, 2017, availability on the Revolver was $16.7 million which reflects $9.9 million in outstanding letters of credit and $12.8 million in borrowing base restrictions. We had $10.5 million borrowings on the Revolver. The Revolver has a maturity date of December 31, 2018.
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

WMLP Revolver

Pursuant to the loan and security agreement, dated as of October 23, 2015, by and among WMLP and its subsidiaries, lenders party thereto, and Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent (the “WMLP Revolver”), the WMLP Revolver permits WMLP to borrow up to the aggregate principal amount of $15.0 million subject to borrowing base restrictions as defined in the agreement. The WMLP Revolver also allows letters of credit in an aggregate outstanding amount of up to $10.0 million, which reduces availability under the WMLP Revolver on a dollar-for-dollar basis. At September 30, 2017, availability under the WMLP Revolver was $14.8 million. The WMLP Revolver has a maturity date of December 31, 2017.
Capital lease obligations

The Company engages in leasing transactions for equipment utilized in its mining operations. During the nine months ended September 30, 2017, the Company entered into $0.7 million of new capital leases.

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
The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$793	$763	$2,380	$2,507
Interest cost	3,197	3,075	9,590	9,278
Amortization of deferred items	964	368	2,893	891
Total net periodic benefit cost	$4,954	$4,206	$14,863	$12,676
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Former mining operations	$2,305	$2,135	$6,916	$6,405
Current operations	2,649	2,071	7,947	6,271
Total net periodic benefit cost	$4,954	$4,206	$14,863	$12,676
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
Pension
The Company provides pension benefits to qualified full-time employees pursuant to collective bargaining agreements. The Company incurred net periodic benefit costs of providing these pension benefits as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Components of net periodic benefit cost:
Service cost	$348	$373	$1,133	$1,242
Interest cost	2,596	2,564	7,855	7,926
Expected return on plan assets	(3,643)	(3,349)	(10,918)	(10,390)
Settlements	—	247	269	247
Amortization of deferred items	588	1,294	1,765	3,639
Total net periodic pension cost	$(111)	$1,129	$104	$2,664

These costs are included in Cost of sales and Selling and administrative expenses. The Company made $1.1 million and $0.6 million of contributions to its pension plans in the nine months ended September 30, 2017 and 2016, respectively. The Company expects to make $0.1 million of contributions to its pension plans during the remainder of 2017.

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
The Company has power purchase contracts at its Roanoke Valley Power Facility (“ROVA”) to manage exposure to power price fluctuations. These contracts cover the period from April 2014 to March 2019 and contracted power prices range from $41.05 to $55.20 per megawatt hour, with a weighted average contract price of $44.67 over the remaining contract lives. The contracts are not designated as hedging instruments, and accordingly their fair value is recognized on the Consolidated Balance Sheets, with changes in fair value recognized in the Consolidated Statements of Operations. Fair value is based on a comparison of contracted prices to projected future market prices which are Level 2 inputs based on the hierarchy defined below, please see Note 9 - Fair Value Measurements to the consolidated financial statements (unaudited).
During the fourth quarter of 2016, the Company entered into a Substitute Energy Purchase Agreement (the “SEP Agreement”) which amends our previous power purchase and operating agreement with our customer. The SEP Agreement, which covers the period from March 1, 2017 to March 31, 2019, enables us to fulfill our obligations under the contract without physically operating the facility. The SEP Agreement calls for fixed payments ranging from $21.33 to $24.32 (representing a weighted average price of $23.79 per megawatt hour) while optional power deliveries are $15.26 per megawatt hour. The SEP Agreement meets the definition of a derivative and it does not qualify for the normal purchases and normal sales scope exception. This contract is not designated as a hedging instrument, therefore, its fair value is recognized on the Consolidated Balance Sheets and changes in fair value recognized in the Consolidated Statements of Operations. As the underlying power deliveries option is significantly in the money, the fair value of this derivative is based on comparing expected contracted cash inflows per the SEP Agreement to expected future outflows based on projected market prices.
During the fourth quarter of 2017, the Company exited our derivative positions as described in Note 16 - Subsequent Events to the consolidated financial statements (unaudited).
The fair value of outstanding derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Balance Sheets was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	September 30, 2017	December 31, 2016
Contracts to purchase power	Other current liabilities	$18,097	$13,382
Contracts to purchase power	Other liabilities	10,100	18,384
Contract to sell power	Other current assets	15,879	10,240
Contract to sell power	Other assets	6,829	9,528
The effect of derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Statements of Operations was as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instruments	Statements of Operations Location	2017	2016	2017	2016
Contracts to purchase power	Derivative (gain) loss	$(6,812)	$5,442	$(3,570)	$2,164
Contract to sell power	Derivative (gain) loss	2,145	—	(3,001)	—
		$(4,667)	$5,442	$(6,571)	$2,164
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

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value at September 30, 2017:

		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Contract to sell power included in Other current assets and Other assets	$22,708	$—	$22,708
Available-for-sale investments included in Restricted investments and bond collateral	79,505	79,505	—
Available-for-sale investments included in Reclamation deposits	73,493	73,493	—
	$175,706	$152,998	$22,708
Liabilities:
Contracts to purchase power included in Other current liabilities and Other liabilities	$28,197	$—	$28,197
Warrants issued by WMLP included in Other liabilities	316	316	—
	$28,513	$316	$28,197
Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of September 30, 2017, the Company valued the WMLP Term Loan and the San Juan Loan with Level 3 fair values. The estimated fair values of the Company’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
September 30, 2017	$380,583	$277,497	$690,565	$482,551
December 31, 2016	409,362	395,274	699,704	658,557

10. INCOME TAX

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year-to-date pre-tax (loss) income. For the nine months ended September 30, 2016, the effective tax rate differed from the statutory rate primarily as a result of the U.S. and Canadian valuation allowances and due to the recognition of changes in the Company's net deferred tax assets due to the San Juan Acquisition. For the nine months ended September 30, 2017 the effective tax rate differed from the statutory rate primarily due to the U.S. and Canadian valuation allowances.
In connection with the January 31, 2016 San Juan Acquisition during the nine months ended September 30, 2016, the Company recognized $47.6 million in deferred tax liabilities. Accordingly, the $47.6 million decrease in the Company’s net deferred tax assets resulted in the release of a corresponding $47.6 million valuation allowance and recognition of a tax benefit in the nine months ended September 30, 2016.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Tax Benefits Preservation Plan
As of December 31, 2016, WCC had a U.S. federal net operating loss carryforward of $581.4 million, together with certain other tax attributes. WCC's ability to utilize these tax assets to offset future taxable income may be significantly limited if WCC experiences an "ownership change", as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if the percentage of the stock owned cumulatively by one or more “5 % shareholders” has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time over a rolling three-year period.
On September 2, 2017, the board of directors of WCC adopted a tax benefits preservation plan or stockholder rights plan (the "Plan"). The purpose of the Plan is to minimize the likelihood of an ownership change occurring for Section 382 purposes and thus protect WCC's ability to utilize certain net operating loss carryovers and other tax benefits of the Company and its subsidiaries (the “Tax Benefits”) to offset future income. The Plan is intended to act as a deterrent to any person or group acquiring “beneficial ownership” (within the meaning of applicable SEC rules) of 4.75% or more of the outstanding shares of WCC's common stock, par value $0.01 per share without the approval of the board of directors. The description and terms of the Rights (as defined below) applicable to the Plan are set forth in the 382 Rights Agreement, dated as of September 5, 2017 (the “Rights Agreement”), by and between WCC and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent.
As part of the Rights Agreement, the board of directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock to stockholders of record at the close of business on September 18, 2017. Each Right entitles the holder to purchase from WCC a unit consisting of one ten thousandth of a share (a “Unit”) of Series A Participating Preferred Stock, par value $0.01 per share, of WCC at a purchase price of $10.00 per Unit, subject to adjustment. Until a Right is exercised, the holder thereof, as such, will have no separate rights as a stockholder of WCC, including the right to vote or to receive dividends in respect of Rights.

11. STOCKHOLDERS’ DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive Loss
The following table reflects the changes in accumulated other comprehensive loss by component:

	Pension	Postretirement medical benefits	Unrealized gains and losses on available-for-sale securities, net	Foreign currency translation adjustment	Tax effect of other comprehensive income gains	Accumulated other comprehensive income (loss)
	(In thousands)
Balance at December 31, 2016	$(26,123)	$(51,893)	$(1,674)	$(61,073)	$(38,309)	$(179,072)
Other comprehensive income (loss) before reclassifications	189	—	1,184	17,455	(2,503)	16,325
Amounts reclassified from accumulated other comprehensive income (loss)	1,765	2,893	290	—	—	4,948
Balance at September 30, 2017	$(24,169)	$(49,000)	$(200)	$(43,618)	$(40,812)	$(157,799)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The following table reflects the reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2017 (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line items in the statements where presented
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Available-for-sale securities
Realized (gains) and losses on available-for-sale securities	$(4)	$290	Other (loss) income

Amortization of defined benefit pension items
Prior service costs	$2	$6	Cost of sales and Selling and administrative
Actuarial losses	581	1,759	Cost of sales and Selling and administrative
Total	$583	$1,765
Amortization of postretirement medical items
Prior service costs	$(159)	$(477)	Cost of sales and Selling and administrative
Actuarial losses	1,123	3,370	Cost of sales and Selling and administrative
Total	$964	$2,893

12. SHARE-BASED COMPENSATION
The Company grants employees and non-employee directors restricted stock units. The Company recognized compensation expense from share-based arrangements shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Recognition of value of restricted stock units and cash units over vesting period; and issuance of stock	$1,366	$1,391	$3,846	$3,733
Contributions of stock to the Company’s 401(k) plan	—	—	—	2,192
Total share-based compensation expense	$1,366	$1,391	$3,846	$5,925

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

2017 Grant
During the nine months ended September 30, 2017, the Company granted the following stock-based awards under the Amended and Restated 2014 Equity Incentive Plan:

•	713,238 restricted stock units, of which 338,968 vest based on a service condition, 187,135 vest based on a service and market condition, and 187,135 vest based on a service and performance condition.

•
375,658 cash units (“the Cash Units”), which represent the right to cash equal to the closing price of WCC common stock as of the vesting date, of which 157,880 vest based on a service condition, 108,889 vest based on a service and market condition, and 108,889 vest based on a service and performance condition.

Restricted Stock Units
Unamortized compensation expense is expected to be recognized over the next three years. A summary of outstanding restricted stock units as of September 30, 2017 is as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested at December 31, 2016	700,500	$15.91
Granted	713,238	3.94
Vested	(246,724)	18.34
Forfeited	(44,870)	8.31
Non-vested at September 30, 2017	1,122,144	$8.80	$4,568

Cash Units

The compensation expense related to the Cash Units was $0.3 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively. Because the cash units are settled in cash they are accounted for as a liability award. The accrued liability related to the Cash Units was $0.1 million and $0.4 million as of September 30, 2017 and December 31, 2016, respectively.
Other Plans

In May 2016, the Company discontinued matching employees’ 401k contributions with common shares and elected instead to match with cash contributions. During 2016, the Company contributed 342,353 common shares to match employees’ contributions to their 401k plans. 342,353

13. EARNINGS PER SHARE
Basic earnings (loss) per share has been computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common stockholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings (loss) per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding stock options and and restricted stock units. No such items were included in the computations of diluted loss per share in the three and nine months ended September 30, 2017 and in the three and nine months ended September 30, 2016 because the Company incurred a net loss applicable to common stockholders in these periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Restricted stock units and stock options	1,201	853	1,201	853

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

	Coal - U.S.(1)	Coal - Canada	Coal - WMLP(1)	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended September 30, 2017
Revenues	$142,040	$115,688	$85,607	$20,070	$—	$(5,394)	$358,011
Depreciation, depletion, and amortization	19,826	8,590	9,691	—	—	(41)	38,066
Operating income (loss)	7,212	1,206	9,451	5,344	(3,599)	(5,359)	14,255
Total assets	547,053	444,058	367,348	58,788	16,726	539	1,434,512
Cash paid for capital expenditures	5,348	3,386	3,527	—	—	—	12,261
Three Months Ended September 30, 2016
Revenues	$170,177	$96,252	$90,320	$21,554	$—	$(6,531)	$371,772
Depreciation, depletion, and amortization	22,221	7,133	11,555	—	—	(49)	40,860
Operating income (loss)	9,220	5,226	5,970	(4,696)	(3,326)	(3,641)	8,753
Total assets	657,276	503,460	382,098	40,760	16,288	6,172	1,606,054
Cash paid for capital expenditures	4,824	11,313	2,251	—	—	—	18,388
Nine Months Ended September 30, 2017
Revenues	$420,445	$314,051	$241,464	$61,177	$—	$(16,365)	$1,020,772
Depreciation, depletion, and amortization	58,469	25,627	30,152	—	—	(117)	114,131
Operating income (loss)	4,926	(17,632)	18,321	4,208	(11,055)	(16,668)	(17,900)
Total assets	547,053	444,058	367,348	58,788	16,726	539	1,434,512
Cash paid for capital expenditures	9,204	7,436	8,725	—	—	—	25,365
Nine Months Ended September 30, 2016
Revenues	$478,684	$299,336	$263,269	$65,494	$—	$(21,560)	$1,085,223
Depreciation, depletion, and amortization	51,913	19,932	41,367	—	—	(115)	113,097
Operating income (loss)	17,474	20,919	2,497	(3,766)	(10,325)	(11,310)	15,489
Total assets	657,276	503,460	382,098	40,760	16,288	6,172	1,606,054
Cash paid for capital expenditures	12,038	13,801	4,780	—	—	—	30,619
____________________

(1)
The Coal - WMLP segment recorded revenues of $5.4 million and $16.4 million for intersegment revenues to the Coal - U.S. segment for the three and nine months ended September 30, 2017, respectively, and $6.5 million and $21.6 million for the three and nine months ended September 30, 2016, respectively. Eliminations for intersegment revenues and cost of sales are presented within the Corporate segment.

15. CONTINGENCIES

Litigation
There have been no material changes in our litigation since December 31, 2016. For additional information, refer to Note 20. Commitments and Contingencies to the consolidated financial statements of our 2016 Form 10-K.
A loss contingency for the 2013 breach of a water containment pond at our Obed mine in Canada remains probable and reasonably estimable. The previous owner, Sherritt International Corporation, continues to fully indemnify us for the actual cost of the remediation as well as the costs of compliance with any regulatory orders, including any fees, fines, or judgments resulting from the water release. As of September 30, 2017, the Company has recorded $2.4 million in Other current liabilities for the estimated costs of remediation work and a corresponding amount in Receivables - Other to reflect the indemnification by the prior owner.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

16. SUBSEQUENT EVENTS
We executed an Assignment and Assumption Agreement with an effective date of October 1, 2017 with the counterparties to our ROVA power purchase and sale contracts, in which, for a settlement payment of approximately $10.1 million, we were released from our power purchase and sales contracts and the counterparty to the purchase contracts has assumed our position in the power sales contract. As a result of this transaction, we are no longer a party to either of these derivative arrangements. In the fourth quarter of 2017, this transaction will result in a charge of $4.6 million and we will recognize $14.4 million of previously deferred revenue related to the straight line recognition of capacity payments from the power sales agreement. Also, in the fourth quarter of 2017 we have received proceeds net of settlement payments from our posted collateral of $6.2 million and also released $7.5 million in outstanding letters of credit on our Revolver.
On August 2, 2017 we executed a sales agreement to sell all of the assets that comprise ROVA for $5.0 million in cash which closed on October 20, 2017. Pursuant to the transaction, we retained the related $2.7 million reclamation liability. No additional asset impairment was taken as a result of prior year impairments.
On October 30, 2017, we executed a twelfth amendment to our Revolver as described in Item 5. Other Information.
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

•	Our ability to consummate the sale of the Coal Valley facilities on reasonable terms or at all;

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

•	The effect of the Environmental Protection Agency’s and Canadian and provincial governments’ inquiries and regulations on the operations of the power plants to which we provide coal;

•	Alberta’s Climate Leadership Plan to phase out coal-fired electricity generation by 2030;

•	Our substantial level of indebtedness and our ability to adhere to financial covenants related to our borrowing arrangements;

•	Our ability to successfully manage the upcoming maturities of the WMLP Revolver and the WMLP Term Loan;

•	Changes in our post-retirement medical benefit and pension obligations and the impact of the recently enacted healthcare legislation on our employee health benefit costs;

•	Inaccuracies in our estimates of our coal reserves;

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
Recent Trends and Activities
One of the major factors affecting the volume of coal that we sell in any given period is the demand for coal-generated electric power, as well as the specific demand for coal by our customers. Numerous factors affect the demand for electric power and the specific demands of customers including weather patterns, the presence of hydro- or wind-generated energy in our particular energy grids, environmental and legal challenges, political influences, energy policies, international and domestic economic conditions, power plant outages and other factors discussed herein. More specifically, during the three and nine month periods ended September 30, 2017, our financial results were impacted by several trends and activities, which are described below.

•
Weather. During the first half of 2017, we experienced unfavorable weather patterns in the markets in which we operate. In particular, the first half of 2017 was generally marked by mild weather, which depressed demand. In addition, during the first quarter, our Kemmerer mine experienced unusually high amounts of precipitation, which increased our mining costs and restricted our ability to supply coal. These factors lowered our coal tons sold and our revenues during the first nine months of 2017. Some of this decline in revenues, particularly at the Kemmerer mine, have been offset in the second and third quarters by customers seeking to replenish stockpiles, a trend that we believe will continue throughout the year. Weather conditions are inherently unpredictable and could have positive or negative impacts on operating conditions and demand in future periods.

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

•
Significant contract renewals and expirations. In June and December 2016, coal supply agreements at our Beulah and Jewett mines, respectively, terminated, resulting in lower coal tons sold in the subsequent periods. In addition, during the first nine months of 2017, we amended certain contracts with customers, including a U.S. merchant customer and a customer at the Kemmerer mine. The amended contract with the U.S. merchant customer provides for lower pricing, but includes a profit-sharing clause should power prices increase beyond a threshold. In the third quarter, this amendment negatively impacted revenues in the Coal - U.S. segment. The amended contract at Kemmerer provides for the sale of 1 million additional tons through 2018; however, such amendment lowers the expected amount of revenue recognized under the contract in 2017 and, similarly, increases the amount of revenue expected to be recognized in 2018.

Also, during the first nine months of 2017, our customer at the San Juan mine announced their intent to transition away from coal-generated power in 2022. While their plan still requires official approval, we have adjusted, on a prospective basis, the estimated useful lives of certain property, plant, and equipment at the mine as well as the mine’s mineral reserve depletion rates to reflect the shorter useful lives of these assets. This change in estimate resulted in additional depreciation, depletion, and amortization expense in the second and third quarters of 2017 compared to the same quarters in 2016, and will continue to result in increased depreciation, depletion, and amortization expense in future periods.

•
Coal Valley Operating Challenges. During the first nine months of 2017, we were mining in a more challenging area at the Coal Valley mine. This was in part because we have been operating Coal Valley anticipating either a sale or shutdown of the mine during 2017, which drove us to minimize the number of mining pits and delay maintenance on our equipment. During the second quarter, in part as a result of delays in the negotiations for the sale of the mine, we made additional investments to extend the life of the mine, which inflated costs for equipment maintenance and development of the pit. This resulted in lower yields, lower revenues, and increased costs during the second and third quarters and first half of 2017.

•
Equipment Outage. We experienced an unexpected dragline repair at one of our large mines in Canada in the first quarter of 2017, which temporarily lowered our production and increased our costs early in 2017.

•
Capital Structure Review. Although we anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our business obligations, we have proactively engaged financial advisors to assess our capital structure. Management and our board of directors, with the assistance of our advisors, are evaluating options to address the upcoming maturities described in “Liquidity and Capital Resources.” Costs associated with this process were $1.8 million in the third quarter and $2.8 million for the nine months ended September 30, 2017. These costs are estimated to be $19.8 million for the full year 2017.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended September 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$358,011	$371,772	$(13,761)	(3.7)%
Operating income	14,255	8,753	5,502	62.9%
Net loss applicable to common shareholders	(19,222)	(18,368)	(854)	(4.6)%
Adjusted EBITDA(1)	62,583	73,534	(10,951)	(14.9)%

Tons sold—millions of equivalent tons	13.6	13.9	(0.3)	(2.2)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Consolidated revenues decreased $13.8 million and tons sold declined 2.2% during the third quarter of 2017 compared with the third quarter of 2016. This decline was driven in part by the Jewett contract termination in 2016, the impact on revenue from certain customer contract amendments, and ongoing demand and pricing softness in Ohio, as described above.

During the third quarter, our operating income increased $5.5 million. Offsetting the revenue decline of $13.8 million were lower costs resulting from fewer tons sold, higher margin reclamation work at Jewett, and the impact of cost reduction initiatives, particularly within the Coal - WMLP segment. We also generated a gain on our power derivatives of $4.7 million in the three months ended September 30, 2017 compared to a loss of $5.4 million for the same period in 2016.

Consolidated Adjusted EBITDA for the third quarter declined $11.0 million from the same period in 2016, driven by changes in operating income discussed above, offset by the change in the gain/loss on our derivative, which increased our operating income but which does not impact Adjusted EBITDA. Adjusted EBITDA also included $2.6 million in loan and lease receivable collections in the third quarter of 2016, with no such collections in 2017.
Coal - U.S. Segment Operating Results

	Three Months Ended September 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$142,040	$170,177	$(28,137)	(16.5)%
Operating income	7,212	9,220	(2,008)	(21.8)%
Adjusted EBITDA(1)	34,294	38,020	(3,726)	(9.8)%
Tons sold—millions of equivalent tons	5.6	6.9	(1.3)	(18.8)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Revenues for the Coal - U.S. segment declined by 16.5% during the third quarter of 2017 compared to the same quarter in 2016 primarily as a result of the expiration of coal supply agreements at the Jewett mines and amended contract terms with one of our merchant customers, which resulted in lower pricing.
The segment generated $7.2 million in operating income in the quarter compared to operating income of $9.2 million in the same period in 2016. The decrease in operating income was driven by lower revenues and additional depreciation, depletion, and amortization expense arising from the change in depreciable lives and depletion rates at our San Juan mine. These declines were mostly offset by segment-wide impact of the cost reduction initiatives discussed in the “Recent Trends and Activities” section as well as higher operating income at our Jewett mine due to the high margin nature of the reclamation work performed subsequent to the December 31, 2016 termination of the coal supply agreement.
Adjusted EBITDA declined $3.7 million during the third quarter compared with the same quarter in 2016, driven largely by operating income pressure discussed above.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Coal - Canada Segment Operating Results

	Three Months Ended September 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$115,688	$96,252	$19,436	20.2%
Operating income	1,206	5,226	(4,020)	(76.9)%
Adjusted EBITDA(1)	13,537	18,562	(5,025)	(27.1)%
Tons sold—millions of equivalent tons	6.1	5.1	1.0	19.6%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Revenues for the Coal - Canada segment increased by $19.4 million compared with the same period in 2016. The increase was driven by a 19.6% increase in tons sold as well as improved pricing at our Coal Valley mine.
The segment generated operating income of $1.2 million compared to operating income of $5.2 million in the prior year, which was driven by increased costs related to equipment maintenance and operational challenges described above at Coal Valley.
Adjusted EBITDA declined $5.0 million during the third quarter of 2017 compared to the same period in 2016, driven by greater operating losses as well as $2.6 million in customer payments received from loan and lease receivables in 2016 which did not recur in 2017 as a result of the early repayment discussed in “Recent Trends and Activities.”
Coal - WMLP Segment Operating Results

	Three Months Ended September 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$85,607	$90,320	$(4,713)	(5.2)%
Operating income	9,451	5,970	3,481	58.3%
Adjusted EBITDA(1)	21,173	22,686	(1,513)	(6.7)%
Tons sold—millions of equivalent tons	2.0	2.0	—	—%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Revenues for the Coal - WMLP segment decreased 5.2% driven by ongoing pressure on volumes and pricing in our Ohio market offset by increased sales volume from the Kemmerer mine as customers sought to replenish stockpiles after weather-related delays in coal deliveries during the first quarter of 2017.
Operating income increased to $9.5 million in the third quarter of 2017 compared to operating income of $6.0 million in the third quarter of 2016. This improvement was driven by the impact of cost reduction activities and lower depreciation, depletion and amortization expense resulting from a smaller and aging fleet at our Ohio operations. In addition, during the third quarter of 2016, the Coal - WMLP segment incurred a $3.4 million impairment charge related to the write-down of excess equipment, where no such charge was incurred in the 2017 period.
Adjusted EBITDA decreased to $21.2 million compared to $22.7 million in the three months ended September 30, 2017 and 2016, respectively. This decrease was largely driven by factors impacting operating income described above, however Adjusted EBITDA declined because the figure excludes the positive operating income impact of lower depreciation, depletion and amortization expense and the impairment charges discussed above.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Power Segment Operating Results

	Three Months Ended September 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands)
Revenues	$20,070	$21,554	$(1,484)	(6.9)%
Operating income (loss)	5,344	(4,696)	10,040	*
Adjusted EBITDA(1)	438	507	(69)	(13.6)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful

Third quarter revenues for the Power segment declined $1.5 million in 2017 compared with the same period in 2016 due to the amendment to the pricing terms in our Substitute Energy Purchase Agreement, which became effective on March 1, 2017.

During the third quarter of 2017, the Power segment generated operating income of $5.3 million, compared with an operating loss of $4.7 million in the third quarter of 2016. The operating income in 2017 was driven by a $4.7 million gain on our power derivative contracts, compared to a $5.4 million loss in the prior period.

Adjusted EBITDA decreased by $0.1 million due to lower revenues. The gain/loss on our power derivatives described above increased operating income but did not impact Adjusted EBITDA as these gains and losses are excluded from Adjusted EBITDA.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$1,020,772	$1,085,223	$(64,451)	(5.9)%
Operating (loss) income	(17,900)	15,489	(33,389)	*
Net loss applicable to common shareholders	(106,409)	(19,550)	(86,859)	(444.3)%
Adjusted EBITDA(1)	183,369	182,740	629	0.3%

Tons sold—millions of equivalent tons	36.9	39.7	(2.8)	(7.1)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful

Consolidated revenues declined 5.9% during the first three quarters of 2017 compared with the first three quarters of 2016, driven by a decline in tons sold of 7.1%. The decline in revenue and coal tons sold was driven by contract expirations at Jewett and Beulah, ongoing softness in Ohio, the impact of contract amendments and lower weather-related demand. These declines were partially offset by an increase of 21.8% in coal tons sold from our San Juan mine due to an extra month of ownership in 2017 as well as stronger demand.

We incurred an operating loss of $17.9 million during the first nine months of 2017, representing a decline of $33.4 million from the $15.5 million in operating income generated in the first nine months of 2016. This decline was the result of the $64.5 million year-over-year decline in consolidated revenues, partially offset by the corresponding decrease in costs of sales, a $8.7 million change in derivative gain/loss and company-wide cost reductions, particularly in the Coal - WMLP segment. During the nine months ended September 30, 2017, our Canada segment also incurred higher costs related to mining in a more challenging area at Coal Valley and the unexpected dragline outage.

Net loss applicable to common shareholders declined $86.9 million in the first nine months of 2017 compared to the same period in 2016 partly as a result of $33.4 million in increased operating losses year over year. Net loss applicable to

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

common shareholders also reflected a $49.7 million income tax benefit for the nine months ended September 30, 2016 primarily as a result of the release of valuation allowances on deferred tax assets as part of the San Juan acquisition, a benefit that did not recur in the current year.

Adjusted EBITDA increased $0.6 million year over year for the nine months ended September 30, 2017 and 2016. Adjusted EBITDA includes the impact of the $52.5 million early repayment of loan and lease receivables discussed in "Recent Trends and Activities." Excluding the impact of loan and lease receivable payments in both periods, Adjusted EBITDA declined primarily as a result of the larger operating loss in 2017.
Coal - U.S. Segment Operating Results

	Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$420,445	$478,684	$(58,239)	(12.2)%
Operating income	4,926	17,474	(12,548)	(71.8)%
Adjusted EBITDA(1)	85,421	89,218	(3,797)	(4.3)%
Tons sold—millions of equivalent tons	14.4	17.6	(3.2)	(18.2)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Revenues for the Coal - U.S. segment declined $58.2 million, or 12.2%, and coal tons sold declined 18.2% during the first nine months of 2017 compared with the same period in 2016. These declines were driven by contract expirations at Jewett and Beulah as well as lower revenues at one of our mines due to the amendment of a merchant customer contract. Offsetting these declines was a 21.8% improvement in coal tons sold from the San Juan mine in the first nine months of 2017 compared with the same period in 2016 due to the additional month of ownership in 2017 as well as stronger demand at San Juan throughout 2017.
During the first nine months of 2017, operating income declined $12.5 million from $17.5 million in the first nine months of 2016 to $4.9 million in the first nine months of 2017. The decrease in operating income was impacted by the previously described Jewett and Beulah contract cancellations, offset somewhat by higher operating income at our Jewett mine due to the high margin nature of the reclamation work performed subsequent to the December 31, 2016 termination of the coal supply agreement. In addition, during the first nine months of 2017, we recorded additional depreciation, depletion, and amortization expense as a result of the change in depreciable lives and depletion rates at our San Juan mine as described earlier.
Adjusted EBITDA for the first nine months of 2017 was $85.4 million compared to $89.2 million during the same period in 2016, decreasing primarily due to the pressures in operating income described above. The decline in Adjusted EBITDA was less pronounced than the decline in operating income as a result of the increase in San Juan depreciation, depletion and amortization expense, which does not impact Adjusted EBITDA.
Coal - Canada Segment Operating Results

	Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$314,051	$299,336	$14,715	4.9%
Operating (loss) income	(17,632)	20,919	(38,551)	*
Adjusted EBITDA(1)	71,176	56,229	14,947	26.6%
Tons sold—millions of equivalent tons	17.2	16.5	0.7	4.2%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful

Revenues for the Coal - Canada segment increased 4.9% during the first nine months of 2017 compared with the same period in the prior year primarily as a result of an increase in tons sold of 4.2% as well as improved pricing at our Coal Valley mine.
During the first nine months of 2017, the segment incurred an operating loss of $17.6 million compared to operating income of $20.9 million in the same period of 2016, a $38.6 million decline year over year. The decline was driven by higher

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

costs related to mining in more challenging areas at Coal Valley. In addition, we incurred additional expenses due to unexpected dragline maintenance in the first quarter of 2017 that did not occur in the prior year.
Adjusted EBITDA for the Coal - Canada segment increased during the first nine months of 2017 due to the impact of the $52.5 million early payment of loan and lease receivables, offset by the change in operating income discussed previously.
Coal - WMLP Segment Operating Results

	Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands, except tons data)
Revenues	$241,464	$263,269	$(21,805)	(8.3)%
Operating income	18,321	2,497	15,824	633.7%
Adjusted EBITDA(1)	52,896	58,269	(5,373)	(9.2)%
Tons sold—millions of equivalent tons	5.6	5.9	(0.3)	(5.1)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Coal - WMLP segment revenues declined 8.3% during the nine months ended September 30, 2017 compared with the same period in 2016. The revenue decline was driven by ongoing price and volume pressures in our Ohio market offset slightly by increased revenue at Kemmerer driven by higher volumes.
Operating income for the segment increased $15.8 million in the first three quarters of 2017 compared with the first three quarters of 2016. This increase was driven by cost savings measures and lower depreciation expenses resulting from a smaller and aging fleet at our Ohio operations. In addition, during the first nine months of 2016, the Coal - WMLP segment incurred $8.1 million in restructuring and impairment charge related to downsizing and the write-down of excess equipment, where no such charge was incurred in the 2017 period.
Adjusted EBITDA for the Coal - WMLP segment declined $5.4 million in the first three quarters of 2017 compared to the same period in 2016. Adjusted EBITDA excludes the impact of depreciation, depletion and amortization expense and the impairment charges discussed above. As such, the decline in Adjusted EBITDA was driven primarily by the decline in revenues, offset by the impacts of cost savings initiatives described above.
Power Segment Operating Results

	Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016	$	%
	(In thousands)
Revenues	$61,177	$65,494	$(4,317)	(6.6)%
Operating income (loss)	4,208	(3,766)	7,974	*
Adjusted EBITDA(1)	(3,076)	(2,227)	(849)	(38.1)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful

Power segment revenues for the nine months ended September 30, 2017 declined $4.3 million compared with the same period in 2016 due to the amendment to the pricing terms in our Substitute Energy Purchase Agreement, which became effective on March 1, 2017.
For the nine months ended September 30, 2017, the Power segment incurred an operating income of $4.2 million, compared with an operating loss of $3.8 million for the nine months ended September 30, 2016. The operating loss in 2016 was driven by a $2.2 million loss on our power derivative contracts, compared to a gain of $6.6 million in the current period. The remaining decrease in operating income arose as a result of the revenue decrease described above.
Adjusted EBITDA decreased by $0.8 million due to lower revenues. The change in the gain/loss on our power derivatives described above impacts operating income but does not impact Adjusted EBITDA.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Reconciliation of Net (Loss) Income to Adjusted EBITDA
Net loss	$(19,300)	$(18,607)	$(107,124)	$(21,095)

Income tax benefit	(440)	(1,625)	(1,406)	(49,660)
Interest income	(1,012)	(1,374)	(2,942)	(5,521)
Interest expense	30,017	30,882	89,388	90,669
Depreciation, depletion and amortization	38,066	40,860	114,131	113,097
Accretion of asset retirement obligation	11,358	10,280	33,795	30,230
Amortization of intangible assets and liabilities	(267)	(225)	(801)	(652)
EBITDA	58,422	60,191	125,041	157,068

Advisory fees (1)	1,849	—	2,774	—
Loss (gain) on foreign exchange	1,739	(220)	3,391	1,531
Acquisition-related costs	—	—	—	568
Customer payments received under loan and lease receivables (2)	—	2,582	50,489	7,969
Derivative (gain) loss	(4,667)	5,442	(6,571)	2,164
Loss on sale/disposal of assets and other adjustments	3,874	4,148	4,399	7,515
Share-based compensation	1,366	1,391	3,846	5,925
Adjusted EBITDA	$62,583	$73,534	$183,369	$182,740
____________________

(1)
Amount represents fees paid to financial and legal advisors related to the assessment of Westmoreland’s capital structure. These advisors, together with Westmoreland's management and board of directors, are developing and evaluating options to optimize Westmoreland’s overall capital structure.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Adjusted EBITDA by Segment
Coal - U.S.	$34,294	$38,020	$85,421	$89,218
Coal - Canada	13,537	18,562	71,176	56,229
Coal - WMLP	21,173	22,686	52,896	58,269
Power	438	507	(3,076)	(2,227)
Heritage	(3,599)	(3,326)	(11,055)	(10,325)
Corporate	(3,260)	(2,915)	(11,993)	(8,424)
Total	$62,583	$73,534	$183,369	$182,740

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Liquidity and Capital Resources
Liquidity
We had the following liquidity at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$44.1	$60.1
Availability under Revolver	16.7	36.3
Availability under WMLP Revolver	14.8	15.0
Total	$75.6	$111.4
We conduct our operations through subsidiaries. We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. The principal sources of cash flow to WCC are distributions from our operating subsidiaries. The cash at all of our subsidiaries is immediately available, except Westmoreland Risk Management, Inc. (“WRMI”), the Westmoreland San Juan Entities, and WMLP. The cash at our captive insurance entity, WRMI, is available to us through dividends and is subject to maintaining a statutory minimum level of capital, which is $0.25 million. The cash at the Westmoreland San Juan Entities is governed as described in Note 6 - Debt And Lines Of Credit to the consolidated financial statements (unaudited), and the cash at WMLP is unlikely to be available for distribution to us subsequent to the Third Quarter Distribution.
Availability under the Revolver and WMLP Revolver is subject to their respective borrowing base calculations as defined in the underlying debts agreement for each. At September 30, 2017, availability on the Revolver was $16.7 million which reflects $9.9 million in outstanding letters of credit and $12.8 million in borrowing base restrictions. We had $10.5 million borrowings on the Revolver. We anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our investing, financing, and working capital requirements for the foreseeable future.
As of September 30, 2017, we are in compliance with the fixed charge ratio under our revolver agreement. Based on current projections, absent management plans, there is substantial doubt as to our ability to comply with this covenant during the next twelve months from this filing. If we were to breach this covenant and were unable to obtain a waiver from the lenders, we could lose access to the Revolver. An uncured breach of the covenants in our Revolver would trigger certain customary cross-default provisions in our $350.0 million 8.75% Notes and our $321.4 million Term Loan which would become immediately due. Our belief, based on historical patterns, is that it is probable we would be able to alleviate or cure any such Revolver covenant default with an amendment or waiver.
Certain affirmative covenants in our WMLP Term Loan provide that, among other things, an audit opinion on WMLP's consolidated financial statements that includes an explanatory paragraph expressing substantial doubt about WMLP's ability to continue as a going concern constitutes an event of default, which would cause the WMLP Term Loan to become immediately due and payable. If the pending December 31, 2018 maturity of the WMLP Term Loan is not addressed by the time WMLP’s Annual Report on Form 10-K for the year ended December 31, 2017 ("WMLP's 2017 Form 10-K") is filed, management is likely to conclude in WMLP's 2017 Form 10-K that absent successfully executing management's plans to refinance its debt, WMLP would be unable to meet its obligations as they become due. WMLP may be unable to conclude it is probable that management's plans will be successful. Such a conclusion would likely lead to an explanatory paragraph expressing substantial doubt about WMLP's ability to continue as a going concern in the auditor's opinion.
Although we anticipate that our cash from operations, cash on hand and available borrowing capacity will be sufficient to meet our business obligations, we have proactively engaged financial advisors to assess our capital structure. Management and our board of directors, with the assistance of our advisors, are evaluating options to address the upcoming maturities of the WMLP Revolver (December 31, 2017) and the WMLP Term Loan (December 31, 2018). There can be no assurances that we can reach a resolution to these upcoming maturities to the satisfaction of all parties, if at all.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Debt Obligations
See Note 6 - Debt And Lines Of Credit to the consolidated financial statements (unaudited) for a description of our different debt facilities.
Restricted Group and Unrestricted Group Results
Under each of the Indenture, the Term Loan and the Revolver, the following entities are designated as unrestricted subsidiaries: the Westmoreland San Juan Entities, Westmoreland Resources GP, LLC, WMLP and all of WMLP’s subsidiaries (collectively, the “Unrestricted Group”). Each of our other subsidiaries are restricted by the Indenture, the Term Loan and the Revolver (the “Restricted Group”). Within the Restricted Group, pursuant to the Indenture and the Term Loan, each of Absaloka Coal, LLC, WRMI, Westmoreland Canada LLC, the Canadian subsidiaries and our Netherlands subsidiary, are considered non-guarantors (collectively, the “Non-Guarantor Restricted Subsidiaries”), and accordingly, our remaining subsidiaries that are in neither the Unrestricted Group, nor are Non-Guarantor Restricted Subsidiaries, are both restricted subsidiaries and guarantors under the Indenture and Term Loan (the “Guarantor Restricted Subsidiaries”). For financial statements pertaining to the Guarantor Restricted Subsidiaries only, see Schedule I to this Quarterly Report.
The Indenture requires summary information for the Restricted Group and Unrestricted Group provided as follows:

	Restricted Group	Unrestricted Group	Total
	(In thousands)
Balance sheet as of September 30, 2017:
Cash and cash equivalents	$5,297	$38,846	$44,143
Total current assets	217,648	125,393	343,041
Total assets	851,934	582,578	1,434,512
Total current liabilities	242,701	87,457	330,158
Total debt	686,156	384,992	1,071,148
Total liabilities	1,618,518	590,141	2,208,659

Statement of operations for the nine months ended September 30, 2017:
Revenues	$627,524	$393,248	$1,020,772
Operating costs and expenses	671,827	366,845	1,038,672
Operating income (loss)	(44,303)	26,403	(17,900)
Other income and expenses	(50,293)	(40,337)	(90,630)
Loss before income taxes	(94,596)	(13,934)	(108,530)
Income tax benefit	(1,406)	—	(1,406)
Net loss	(93,190)	(13,934)	(107,124)
Less net loss attributable to noncontrolling interest	(715)	—	(715)
Net loss attributable to the Company	$(92,475)	$(13,934)	$(106,409)
For the nine months ended September 30, 2017, Adjusted EBITDA associated with the Restricted Group and Unrestricted Group was $81.9 million and $101.4 million, respectively.
Non-guarantor Restricted Subsidiaries Results
The Indenture requires summary information for Absaloka Coal, LLC, WRMI, Westmoreland Canada LLC, the Canadian Subsidiaries and our Netherlands subsidiary (collectively, the “Non-Guarantor Restricted Subsidiaries”) which is

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

provided as follows (in thousands):

	September 30, 2017	Percent of Consolidated Total
Total assets	$671,893	46.8%
Total debt	21,675	2.0%
Total liabilities	223,613	10.1%

	Nine Months Ended September 30, 2017	Percent of Consolidated Total
Revenues	$469,039	45.9%
Adjusted EBITDA	71,210	38.8%
Our non-guarantor Canadian Subsidiaries had availability of up to $9.5 million under the Canadian tranche of the Revolver as of September 30, 2017.

Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in):	(In thousands)
Operating activities	$21,154	$85,103
Investing activities	16,674	(147,364)
Financing activities	(54,088)	68,330
For the first nine months of 2017, our operating activities provided $21.2 million in cash, down from $85.1 million in the prior year primarily as a result of lower operating income, described further in "Results of Operations." Investing activities brought in $16.7 million in cash due to the $52.5 million cash receipt from our customer at our Genesee mine to pay off the loan and lease receivable in its entirety. This compares to a use of cash of $147.4 million primarily comprised of $125 million in use of cash to acquire our San Juan mine. Financing activities consumed $54.1 million in cash as we continued to pay down debt. This compares to $68.3 million provided by financing activities in the prior year, primarily comprised of $122 million in borrowings to acquire our San Juan mine.
Asset Retirement Obligations and Related Assets Available to Fund Obligations
The asset retirement obligations and related reclamation deposits and reclamation bond collateral for each of the Company’s operating segments at September 30, 2017 are summarized below:

	Asset Retirement Obligations	Reclamation Deposits	Restricted Investments and Bond Collateral
	(In thousands)
Coal - U.S.	$315,775	$76,936	$16,857
Coal - Canada	134,856	—	52,729
Coal - WMLP	44,892	—	39,208
Power	1,180	—	22,200
Other restricted investments:
Power derivative collateral (ROVA)	—	—	16,419
Other	—	—	—
Total	$496,703	$76,936	$147,413

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Other restricted investments include various investments not associated with reclamation obligations. Reclamation spend, net of customer receipts for reclamation, was $26.1 million for the nine months ended September 30, 2017. As of September 30, 2017, we estimate approximately $173.7 million will be reimbursed to us by our customers for performance of final reclamation.

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

As previously disclosed in our 2016 Form 10-K, we identified a material weakness related to accounting policy review for asset retirement obligations. The controls over the review of accounting policies were ineffective as they did not identify an inappropriate accounting policy for the treatment of asset retirement obligations that were subject to reimbursements by customers. The Company has assigned personnel with the appropriate level of asset retirement obligation and technical accounting experience to review the accounting for asset retirement obligations in accordance with GAAP.
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
Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2017. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, which includes the material weakness identified at December 31, 2016 discussed above, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were not effective as of September 30, 2017.
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
We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and may result in a negative impact on income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results. See Note 15 - Contingencies to the consolidated financial statements (unaudited) for a description of any pending legal proceedings, which information is incorporated herein by reference.

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

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s purchases of its common stock during the three months ended September 30, 2017 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
September 22, 2017	670	$2.34
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
ITEM 5 — OTHER INFORMATION
Twelfth Amendment to Second Amended and Restated Loan and Security Agreement

On October 30, 2017, Westmoreland Coal Company executed an amendment to our existing Revolver with Canadian Imperial Bank of Commerce (f/k/a The PrivateBank and Trust Company), as agent and as a lender, and East West Bank, as a lender ("Twelfth Amendment"). The Twelfth Amendment amended: (a) financial statement reporting to include monthly reconciliations of U.S., Canadian and Consolidated EBITDA to corresponding Net Income figures and a monthly forecast of financial covenants for the next occurring quarter; (b) the calculation under the term “US EBITDA” to remove certain fees paid to legal and financial advisors in connection with the assessment of Westmoreland’s consolidated debt structure; and (c) calculations under the terms “Canadian EBITDA” and “Canadian Fixed Charges” to remove certain financial results attributable to the Coal Valley Mine, as well as permitted netting of certain Returned Collateral against unfinanced Canadian Capital Expenditures, in connection with any sale or discontinuance of operations of the Coal Valley Mine; as such capitalized terms are defined in our Second Amended and Restated Loan and Security Agreement, as amended, governing the Revolver.

The foregoing description of the Twelfth Amendment is qualified in its entirety by reference to the terms of the Twelfth Amendment, which will be filed with the Securities and Exchange Commission as required.

Annual Incentive Plan Amendment and Restatement
On October 27, 2017, the board of directors of Westmoreland adopted an amendment and restatement to the Company’s Annual Incentive Program (the “AIP”) to replace language prohibiting the payment of any yearly bonus in the event of a fatality with the following language intended to incentivize correct behaviors and encourage mines to participate in activities that lead to safe production:
“In the event of a reportable fatality due to safety, the following rules shall apply:

•	No yearly safety bonus will be paid to the facility incurring the fatality;

•
Whether or not a safety bonus will be paid to a corporate employee will be at the discretion of the CEO for employees Grade Level 9 through 13, at the discretion of the Compensation & Benefits Committee for the Named Executive Officers and at the discretion of the Board of Directors for the CEO; and

•	All other locations will receive pay out based upon their facility’s leading and lagging indicators.”

The foregoing summary is qualified in its entirety by the full text of the AIP, which will be filed with the Securities and Exchange Commission as required.

ITEM 6	— EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
2.1	Purchase and Sale Agreement dated August 2, 2017, by and between Westmoreland Partners and ROVA Venture, LLC					X
3.1	Amended and Restated Certificate of Incorporation					X
3.2	Certificate of Designations of Series A Participating Preferred Stock of Westmoreland Coal Company					X
4.1	Rights Agreement, dated as of September 5, 2017, by and between Westmoreland Coal Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	8-K	001-11155	4.1	9/05/2017
10.1	Amended and Restated Substitute Energy Purchase Agreement dated September 25, 2017, by and between Westmoreland Partners and Virginia Electric and Power Company					X
10.2	Assignment and Assumption Agreement dated September 29, 2017, by and among Westmoreland Partners, Westmoreland Energy, LLC, BP Energy Company and Virginia Electric and Power Company					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X

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

WESTMORELAND COAL COMPANY

Date:	October 31, 2017	/s/ Gary A. Kohn
Gary A. Kohn
Chief Financial Officer (Principal Financial Officer and A Duly Authorized Officer)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
Guarantor Restricted Subsidiary Information
See Notes to Schedule I Condensed Financial Statements

	September 30, 2017	December 31, 2016
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$—	$10,256
Receivables:
Intercompany receivable	36,923	40,797
Other	4,090	5,422
Total receivables	41,013	46,219
Other current assets	858	1,235
Total current assets	41,871	57,710
Property, plant and equipment:
Plant and equipment	3,590	1,949
Less accumulated depreciation and amortization	1,388	1,135
Net property, plant and equipment	2,202	814
Restricted investments	16,419	16,004
Investment in subsidiaries	27,836	31,158
Intercompany receivable	156,204	226,225
Other assets	1,724	2,037
Total Assets	$246,256	$333,948
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$7,828	$3,288
Accounts payable and accrued expenses:
Trade and other accrued liabilities	16,395	16,714
Interest payable	7,838	15,469
Postretirement medical benefits	12,573	12,573
Other current liabilities	1,917	1,386
Total current liabilities	46,551	49,430
Long-term debt, less current installments	647,958	646,885
Postretirement medical benefits, less current portion	251,985	251,093
Pension and SERP obligations, less current portion	39,317	40,639
Intercompany payable	10,209	11,915
Other liabilities	24,383	24,103
Total liabilities	1,020,403	1,024,065
Shareholders’ deficit:
Common stock	187	186
Other paid-in capital	250,729	248,143
Accumulated other comprehensive loss	(157,799)	(179,072)
Accumulated deficit	(864,012)	(757,367)
Total shareholders’ deficit	(770,895)	(688,110)
Noncontrolling interests in consolidated subsidiaries	(3,252)	(2,007)
Total deficit	(774,147)	(690,117)
Total Liabilities and Deficit	$246,256	$333,948

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
Guarantor Restricted Subsidiary Information
See Notes to Schedule I Condensed Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenues	$—	$—	$—	$—
Cost, expenses and other:
Cost of sales	(255)	(498)	(994)	(1,473)
Depreciation, depletion and amortization	118	70	350	246
Selling and administrative	7,310	4,533	23,797	15,043
Heritage health benefit expenses	3,132	3,075	9,300	8,919
	10,305	7,180	32,453	22,735
Operating loss	(10,305)	(7,180)	(32,453)	(22,735)
Other income (expense):
Interest expense	(15,571)	(15,190)	(45,926)	(45,457)
Interest income	3,402	4,258	10,260	12,960
Gain (loss) on foreign exchange	(7)	(1)	1	11
Other income (expense)	(9)	5	(192)	29
	(12,185)	(10,928)	(35,857)	(32,457)
Loss before income taxes and loss of consolidated subsidiaries	(22,490)	(18,108)	(68,310)	(55,192)
Equity in loss of consolidated subsidiaries	2,716	(2,310)	(40,411)	(15,996)
Loss before income taxes	(19,774)	(20,418)	(108,721)	(71,188)
Income tax benefit	(474)	(1,811)	(1,597)	(50,093)
Net loss	(19,300)	(18,607)	(107,124)	(21,095)
Less net loss attributable to noncontrolling interest	(78)	(239)	(715)	(1,545)
Net loss attributable to the Guarantor Restricted Subsidiaries	$(19,222)	$(18,368)	$(106,409)	$(19,550)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
Guarantor Restricted Subsidiary Information
See Notes to Schedule I Condensed Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(19,300)	$(18,607)	$(107,124)	$(21,095)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial losses, pension	588	1,294	1,765	3,639
Adjustments to accumulated actuarial gains (losses) and transition obligations, pension	(112)	813	189	786
Amortization of accumulated actuarial losses, transition obligations, and prior service costs, postretirement medical benefit	964	368	2,893	891
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefit	—	—	—	984
Tax effect of other comprehensive income losses	(684)	(1,039)	(2,503)	(2,410)
Change in foreign currency translation adjustment	9,426	(2,432)	17,455	16,128
Unrealized and realized gains and losses on available-for-sale securities	278	535	1,474	255
Other comprehensive income (loss), net of income taxes	10,460	(461)	21,273	20,273
Comprehensive loss	(8,840)	(19,068)	(85,851)	(822)
Less: Comprehensive loss attributable to noncontrolling interest	(78)	(240)	(715)	(1,532)
Comprehensive (loss) income attributable to Guarantor Restricted Subsidiaries	$(8,762)	$(18,828)	$(85,136)	$710

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
Guarantor Restricted Subsidiary Information
See Notes to Schedule I Condensed Financial Statements

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(107,124)	$(21,095)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	350	246
Share-based compensation	2,970	3,340
Amortization of deferred financing costs	3,944	3,588
Gain on foreign exchange	(1)	(11)
Equity in loss of subsidiaries	40,411	15,996
Deferred income tax benefit	—	(48,565)
Distributions received from subsidiaries	36	9,025
Other	192	(2,442)
Changes in operating assets and liabilities:
Receivables	1,332	1,297
Accounts payable and accrued expenses	(8,552)	(6,005)
Other assets and liabilities	(1,298)	1,826
Net cash used in operating activities	(67,740)	(42,800)
Cash flows from investing activities:
Additions to property, plant and equipment	(1,156)	(162)
Proceeds from sales of restricted investments	4,154	3,859
Purchases of and change in restricted investments	(4,442)	(4,144)
Net cash used in investing activities	(1,444)	(447)
Cash flows from financing activities:
Repayments of long-term debt	(2,466)	(2,466)
Borrowings on revolving lines of credit	217,100	248,900
Repayments on revolving lines of credit	(212,560)	(248,900)
Transactions with WCC/affiliates	56,854	32,892
Other	—	(93)
Net cash provided by financing activities	58,928	30,333
Net decrease in cash and cash equivalents	(10,256)	(12,914)
Cash and cash equivalents, beginning of period	10,256	14,245
Cash and cash equivalents, end of period	$—	$1,331

WESTMORELAND COAL COMPANY
NOTES TO SCHEDULE I CONDENSED FINANCIAL STATEMENTS
Guarantor Restricted Subsidiaries Information

1.LONG-TERM DEBT AND LINES OF CREDIT
The amounts outstanding under the Company’s long-term debt, guaranteed by each of the Company and the Guarantor Restricted Subsidiaries, consisted of the following as of the dates indicated:

	Total Debt Outstanding
	September 30, 2017	December 31, 2016
	(In thousands)
8.75% Notes	$350,000	$350,000
Term Loan	321,417	323,883
Revolver	4,540	—
Other debt	500	500
Total debt	676,457	674,383
Less debt discount and issuance costs, net	(20,671)	(24,210)
Less current installments	(7,828)	(3,288)
Long-term debt, less current installments	$647,958	$646,885
The following table presents remaining aggregate contractual debt maturities of long-term debt guaranteed by the Company and the Guarantor Restricted Subsidiaries:

September 30, 2017
(In thousands)
2017	$5,362
2018	3,788
2019	3,288
2020	314,019
2021	—
Thereafter	350,000
Total debt	$676,457
For details on the 8.75% Notes, Term Loan and Revolver debt facilities, see Note 6 - Debt And Lines Of Credit to the consolidated financial statements (unaudited).