Form 10-K
period 2017-12-31
WESTMORELAND COAL Co
filed 2018-04-02
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (do not check is smaller reporting company)	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates as of June 30, 2017 was $89,851,140.
There were 18,771,643 shares outstanding of the registrant’s common stock, $0.01 par value per share (the registrant’s only class of common stock), as of March 29, 2018.
  ______________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement on Schedule 14A to be filed within 120 days after December 31, 2017, in connection with the Company’s 2018 Annual Meeting of Stockholders scheduled to be held on August 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K (“Annual Report” or “Form 10-K”).

WESTMORELAND COAL COMPANY
FORM 10-K
ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements

This Annual Report and materials we have filed or will file with the Securities and Exchange Commission (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations and assumptions at the time they are made and are not guarantees of future performance. Because forward looking statements relate to the future, they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of this Annual Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in Item 1A - Risk Factors and throughout this Annual Report. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement. Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include but are not limited to the following:

•
Adverse impacts to our business, financial condition, results of operations and cash flows resulting from the ongoing capital structure review, including our possible filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code;

•
Adverse impacts to our business as a result of the audit opinion of our independent auditor containing an explanatory paragraph referencing our conclusion that substantial doubt exists as to our ability to continue as a going concern;

•	The impact of cross-acceleration and cross-default provisions between our debt and debt held by WMLP;

•	Our substantial level of indebtedness and our ability to adhere to financial covenants contained within the agreements governing indebtedness;

•	Our ability to generate sufficient cash flow;

•
Existing and future environmental legislation and regulation affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases;

•	The concentration of revenues derived from a small number of customers, and the creditworthiness of those customers;

•	Changes in our post-retirement medical benefit and pension obligations resulting from market volatility or changes in assumptions regarding our future expenses;

•	Inaccuracies in our estimates of our coal reserves, reclamation and/or mine closure obligations;

•	Potential limitations in obtaining bonding capacity and/or increases in our mining costs as a result of increased bonding expenses;

•
Business interruptions, including unplanned equipment failures, geological, hydrological or other conditions, and competition and/or conflicts with other resource extraction activities, caused by external factors;

•	Natural disasters and events, including blizzards, earthquakes, drought, floods, fire and storms, not all of which are covered by insurance;

•	Potential title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or an inability to mine the properties;

•	Risks associated with cybersecurity and data leakage;

•	Our ability to continue to acquire and develop coal reserves through acquisition and to raise the associated capital necessary to fund our expansion;

•	Changes in our tax position resulting from ownership changes, our interest in WMLP, and changes in tax law;

•	Risks associated with our interest in WMLP;

•	The availability and costs of key supplies or commodities, such as transportation, key equipment and materials;

•	Competition within our industry and with producers of competing energy sources;

•	Our relationships with, and other conditions affecting, our customers, including how power prices and consumption patterns affect our customers’ decisions to run their plants;

•	Changes in the export and import markets for coal products;

•	Extensive government regulations both in the US. and Canada, including existing and potential future legislation, treaties and regulatory requirements;

•	The impacts of climate change concerns;

•	Our ability to obtain and/or renew operating permits;

•	The potential failure to meet the continued listing requirements of the NASDAQ Capital Market;

•	Our ability to effectively manage and integrate acquisitions;

•	Risks associated with our business outside the United States;

•	Other factors that are described under the heading “Risk Factors” found in this Annual Report on Form 10-K.

Unless otherwise specified, the forward-looking statements in this report speak as of the filing date of this Annual Report. Factors or events that could cause our actual results to differ may emerge from time-to-time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statements, whether because of new information, future developments or otherwise, except as may be required by law.

PART I
The words “we,” “our,” “the Company,” or “Westmoreland,” as used in this report, refer to Westmoreland Coal Company and its subsidiaries.

ITEM 1	— BUSINESS.
Overview
We produce and sell thermal coal primarily to investment grade utility customers under long-term, cost-protected contracts. Our focus is primarily on mine locations which allow us to employ dragline surface mining methods and take advantage of close customer proximity through mine-mouth power plants and strategically located rail transportation. At December 31, 2017, our U.S. coal operations were located in Montana, Wyoming, North Dakota, Texas, New Mexico and Ohio, and our Canadian coal operations were located in Alberta and Saskatchewan. We sold 49.7 million tons of coal in 2017.
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
Today, Westmoreland Coal Company is an energy company employing approximately 2,950 employees. We conduct our operations through our subsidiaries and our principal sources of cash are distributions from our operating subsidiaries. See Exhibit 21.1 - Subsidiaries of the Registrant for a list of our subsidiaries. As of December 31, 2017, our operations included 12 wholly-owned actively producing coal mines in the U.S. and Canada, a char production facility, and a 50% stake in an activated carbon plant. We also own the general partner of and, at December 31, 2017, own 93.94% of the total equity interest in, Westmoreland Resource Partners, LP (“WMLP”), which is a publicly traded limited partnership that owns and actively operates four mining complexes in Ohio and one mine in Wyoming. The following map shows our operations as of the date of this filing:

Legend
Coal – U.S.
Coal – Canada
Coal – WMLP
Coal Valley
Genesee
Paintearth
Sheerness
Poplar River
Estevan[1]
Savage
Colstrip
Absaloka
Beulah
Kemmerer
Haystack[4]
Headquarters
San Juan
Jewett[5]
OHIO
Tusky[2]
Cadiz
Tuscarawas
Belmont
Plainfield[2]
Bellaire
Terminal[3]
New Lexington
Noble[2]
Buckingham
KENTUCKY
Muhlenburg[5]

1. Includes activated carbon plant and char facility.
2. Inactive operations during 2017.
3. Bellaire is a barge loading dock on the Ohio River.
4. Reserves acquired for future development.
5. Reclamation phase of mine life during 2017.

Restructuring Activities

On March 7, 2018, we announced that we have retained Centerview Partners as financial advisors and Alvarez & Marsal North America, LLC as restructuring advisors, to explore strategic alternatives to strengthen the Company’s balance sheet and maximize the value of the Company, which may include, but not limited to, seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. We have engaged in discussions with certain stakeholders regarding strategic alternatives to restructure our balance sheet. We continue to retain Kirkland & Ellis LLP as our legal advisor to assist the Board and management team with the strategic review process.
Segment Information
We classify our business into six segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage and Corporate. Our principal operating segments for the year ended December 31, 2017 were our Coal - U.S., Coal - Canada, Coal - WMLP and Power segments, however, during the fourth quarter of 2017 we sold all of the assets that comprised our Power operating segment and terminated all related power agreements. Our two non-operating segments are Heritage and Corporate. Our Heritage segment primarily includes the costs of benefits we provide to former mining operation employees, and our Corporate segment consists primarily of corporate administrative expenses and business development expenses. In addition, the Corporate segment contains our captive insurance company, Westmoreland Risk Management Inc. ("WRMI"), through which we have elected to retain some of our operating risks.
Due to the Kemmerer Drop (see Note 2 - Acquisitions to the consolidated financial statements for details), segment results for all periods presented in the financial statements contained in this Annual Report reflect Kemmerer as part of the Coal - WMLP segment and not part of the Coal - U.S. segment.
See Note 19 - Business Segment Information to the consolidated financial statements for more information regarding revenue, operating income (loss) and total assets for each of our segments.
Coal Segments
General
Each of our mining segments focuses on coal markets where we take advantage of customer proximity and strategically located rail transportation. We sell substantially all of the coal that we produce to power generation facilities. The close proximity of our mines and coal reserves to our customers reduces transportation costs and, we believe, provides us with a significant competitive advantage with respect to retention of those customers. Most of our mines are in very close proximity to the customer’s property, with economical delivery methods that include, in several cases, conveyor belt delivery systems linked to the customer’s facilities. We typically enter into long-term, cost-protected supply contracts with our customers that range from one year up to fifteen years. Our current coal sales contracts have a weighted average remaining term of approximately six years. See our segment financial statements at Note 19 - Business Segment Information to the consolidated financial statements.
Properties
Our proven and probable coal reserves are those we believe can be economically and legally extracted or produced at the time of the filing of this Annual Report on Form 10-K. In determining whether our proven and probable coal reserves meet this economic and legal standard, we take into account, among other things, our potential ability or inability to obtain mining permits, the possible necessity of revising mining plans, changes in future cash flows caused by changes in estimated future costs, changes in mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices. The following table provides coal reserve quantities by segment from mines we own or control as of December 31, 2017:

	Coal - U.S.	Coal - Canada	Coal - WMLP[2]	Total
	(In thousands of tons)
Coal reserves[1]:
Proven	316,330	274,159	108,786	699,275
Probable	1,562	19,575	11,730	32,867
Total proven and probable reserves[3]	317,892	293,734	120,516	732,142
Permitted reserves	161,846	241,966	62,597	466,409
Current year production	18,843	22,462	6,642	47,947
____________________

1
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

2	Represents total reserves for WMLP, of which we are the general partner and owner of 93.94% of the total outstanding equity interests (as of December 31, 2017).

3
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

Substantially all of our properties and assets in the Coal - U.S. and Coal - Canada segments are encumbered by liens securing our and our subsidiaries’ outstanding indebtedness. See Note 8 - Debt And Lines Of Credit to the consolidated financial statements for explanation of defined debt terms below and additional encumbrance details. The holders of the 8.75% Notes and the lenders under the Term Loan hold first priority liens, on a pari passu basis, on substantially all of our and our wholly owned subsidiaries’ tangible and intangible assets (excluding certain equity interests, mineral rights, sales contracts, certain assets subject to existing liens and the San Juan Entities’ assets). The San Juan Entities’ assets are encumbered only by the San Juan Loan (see Note 2 - Acquisitions to the consolidated financial statements for details). Borrowings under the Revolver are secured by first priority liens on our and our wholly owned subsidiaries' accounts receivable, inventory and certain other specified assets, other than the San Juan Entities’ assets. WMLP assets are encumbered by the WMLP Term Loan (see Note 2 - Acquisitions to the consolidated financial statements for details). The WMLP assets secure the indebtedness of WMLP and its subsidiaries and are not part of the collateral with respect to the 8.75% Notes, the Term Loan, the San Juan Loan or the Revolver (See Note 8 - Debt And Lines Of Credit to the consolidated financial statements for details).

The following tables provide information about mines in our Coal - U.S., Coal - Canada, and Coal - WMLP segments as of December 31, 2017 (all tons data presented in thousands):

Coal - U.S. Mines	Colstrip	Absaloka	Savage	San Juan	Jewett[1]	Beulah	Buckingham	Haystack[2]
Previously owned by	Entech, Inc., a subsidiary of Montana Power, purchased 2001	Washington Group International, Inc. as contract operator, ended contract in 2007	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., purchased 2001	San Juan Coal Company, LLC, a subsidiary of BHP Billiton, purchased 2016	Entech, Inc., a subsidiary of Montana Power, purchased 2001	Knife River Corporation, a subsidiary of MDU Resources Group, Inc., purchased 2001	Clay & Bryan Graham, purchased 2015	Kiewit Mining Group, Inc., purchased 2017
Currently owned by	Western Energy Company	Westmoreland Resources Inc.	Westmoreland Savage Corporation	San Juan Coal Company	Texas Westmoreland Coal Co.	Dakota Westmoreland Corporation	Buckingham Coal Company, LLC	Haystack Coal Company
County, State	Rosebud & Treasure, Montana	Big Horn, Montana	Richland, Montana	San Juan, New Mexico	Leon & Freestone & Limestone, Texas	McLean & Oliver, North Dakota	Perry, Ohio	Uinta, Wyoming
Proven reserves	241,087	27,565	3,685	11,445	—	5,038	14,707	12,803
Probable reserves	—	—	—	—	—	—	1,562	—
Total reserves	241,087	27,565	3,685	11,445	—	5,038	16,269	12,803
Permitted reserves	89,014	27,565	3,685	11,445	—	1,065	16,269	12,803
2017 tons produced	8,636	3,566	273	5,327	—	432	609	N/A
Production capacity	13,300	7,500	400	9,000	N/A	2,500	1,000	N/A
2017 tons sold	8,630	3,573	273	6,110	—	437	944	N/A
2016 tons sold	8,812	4,157	309	5,417	3,690	948	729	N/A
2015 tons sold	9,626	5,844	271	N/A	3,357	2,136	1,246	N/A
Estimated mine life with current plan	2029	2022	2028	2022	N/A	2019	2040	2037
Lessor[3]	Fed Gov., State of MT, Great Northern Properties	Crow Tribe, Private parties	Fed Gov., Private parties	Fed Gov., State of NM	Private parties	Private parties, State of ND, Fed Gov.	BCC ownership, AEP, Private parties, State of OH	Private parties
Lease term	Varies	Through exhaustion	Varies	Varies	Varies	Varies	Varies	Through exhaustion
Coal seam	Rosebud	Rosebud-McKay	Pust	Fruitland No. 8	N/A	Schoolhouse, Beulah-Zap	Middle Kittanning	Adaville series
Coal type	Sub-bituminous	Sub-bituminous	Lignite	Sub-bituminous	N/A	Lignite	Bituminous	Sub-bituminous
Approx. heat content of reserves (BTU/lb.)	8,500	8,580	6,505	10,275	N/A	6,974	13,203	9,600
Approx. sulfur content of reserves (%)	0.69	0.61	0.45	1.04	N/A	0.61	2.23	0.31
Major customers[3]	Colstrip 1&2, Colstrip 3&4	Xcel Energy, Western Fuels Assoc.	Montana Dakota Utilities, Sidney Sugars	Public Service of New Mexico	N/A	Montana Dakota Utilities	AEP, Glatfelter	N/A
Delivery method	Truck, rail, conveyor belt	Truck, rail	Truck	Truck, conveyor belt	N/A	Rail	Truck, rail	N/A
Machinery	4 draglines, load-out facility	1 dragline, load-out facility	1 dragline	Longwall	1 dragline (customer owned), shovel	1 dragline, load-out facility	Prep plant, rail & truck load-out facility, 6 continuous miners	N/A
Gross Land, Mineral Rights, Property, Plant & Equipment (in millions)	$265.8	$166.3	$11.7	$216.4	$162.4	$84.4	$42.9	$7.1
Year complex opened	1968	1974	1958	1973	1985	1963	2007	N/A
____________________
1 Reclamation phase of mine life during 2017.
2 Reserves acquired for future development.
3 American Electric Power Company, Inc. (“AEP”).

Coal - Canada Mines	Paintearth	Genesee	Sheerness	Coal Valley	Poplar River	Estevan
Previously owned by	Sherritt International Corporation, purchased 2014
Currently owned by	Prairie Mines & Royalty ULC
City, Province	Forestburg, Alberta	Warburg, Alberta	Hanna, Alberta	Edson, Alberta	Coronach, Saskatchewan	Estevan, Saskatchewan
Proven reserves	18,071	72,283	16,759	4,859	45,001	117,186
Probable reserves	—	2,205	3,021	5,899	—	8,450
Total reserves	18,071	74,488	19,780	10,758	45,001	125,636
Permitted reserves	18,071	74,488	19,780	4,859	45,001	79,767
2017 tons produced	1,350	5,560	3,499	2,168	3,587	6,298
Production capacity	3,300	6,600	4,000	2,500	3,850	6,800
2017 tons sold	1,337	5,560	3,923	2,224	3,458	6,248
2016 tons sold	1,450	5,627	3,525	2,431	3,898	5,849
2015 tons sold	1,972	5,745	3,078	2,160	3,595	6,370
Estimated mine life with current plan	2029	2030	2026	2019	2029	2030
Lessor[4]	Crown, Freehold	Crown, Freehold	Crown	Crown	Crown, Freehold	SaskPower, Crown, Freehold, Mancal, Private Owners
Lease term	Varies	Varies	Varies	Varies	Varies	Varies
Coal seam	Battle River, Paintearth	Ardley Coal Zone	Sunnynook, Sheerness	Val D'Or, Arbour, Mynheer	Willow Bunch	Souris, Roche Percee, Estevan
Coal type	Sub-bituminous	Sub-bituminous	Sub-bituminous	Bituminous	Lignite	Lignite
Approx. heat content of reserves (BTU/lb.)	7,716	8,268	7,088	10,800	5,771	7,004
Approx. sulfur content of reserves (%)	0.44	0.22	0.54	0.30	<0.99	0.64
Major customers[4]	ATCO Power	Capital Power	ATCO Power, TransAlta	International & domestic	SaskPower	SaskPower
Delivery method	Trucks	Trucks	Trucks	Rail	Rail	Trucks
Machinery	1 dragline (customer owned)	2 draglines (customer owned), shovels	2 draglines (1 customer owned)	1 dragline, 2 shovels	2 draglines (1 customer owned)	4 draglines (1 customer owned)
Gross Land, Mineral Rights, Property, Plant & Equipment (in millions)	$25.7	$4.7	$51.0	$37.9	$54.6	$170.7
Year complex opened	1956	1988	1984	1978	1978	1973
____________________
4 Alberta Power (2000) Ltd. (“ATCO Power”); Saskatchewan Power Corporation (“SaskPower”).

Coal - WMLP Mines	Cadiz	Tuscarawas	Belmont	New Lexington	Noble[5]	Plainfield[5]	Muhlenberg[7]	Tusky[5,8]	Kemmerer
Previously owned by	These mines were previously owned by Oxford Resource Partners, LP which is the predecessor entity to Westmoreland Resource Partners, LP.								Chevron Mining Inc., purchased 2012
Currently owned by	The Ohio mines are owned by Oxford Mining Company, LLC. The Muhlenberg mine located in Kentucky is owned by Oxford Mining Company - Kentucky, LLC.								Westmore- land Kemmerer, LLC
County, State	Jefferson, Harrison, Ohio	Columbiana, Coshocton, Stark, Tuscarawas, Ohio	Belmont, Ohio	Perry, Athens & Morgan, Ohio	Noble & Guernsey, Ohio	Muskingum, Guernsey & Coshocton, Ohio	Muhlenberg, Kentucky	Harrison & Tuscarawas, Ohio	Lincoln, Wyoming
Proven reserves	4,065	4,301	7,414	4,839	—	3,622	—	14,581	69,964
Probable reserves	439	—	306	56	—	—	—	2,062	8,867
Total reserves	4,504	4,301	7,720	4,895	—	3,622	—	16,643	78,831
Permitted reserves	4,133	1,740	1,300	708	—	1,070	—	16,643	37,003
2017 tons produced	1,573	211	400	228	—	—	6	—	4,224
Production capacity	1,500	250	1,000	500	N/A	N/A	N/A	N/A	4,500
2017 tons sold	2,232	211	396	235	—	—	6	—	4,294
2016 tons sold	2,558	456	333	390	—	—	—	—	4,106
2015 tons sold	2,125	673	644	551	17	—	—	—	4,471
Estimated mine life with current plan	2023	2021	2023	2022	N/A	N/A	N/A	N/A	2026
Lessor[6]	Private parties, Consol	Private parties	Private parties	AEP, Private parties	Private parties	Private parties	Private parties	Private parties	Fed Gov., Private parties
Lease term	Varies	Varies	Varies	Varies	Varies	Varies	Varies	Varies	Varies
Coal seam	Pittsburgh, Redstone & Meigs Creek	Lower & Middle Kittanning, Upper Freeport, Mahoning, Brookville	Pittsburgh, Meigs Creek & Waynesburg	Lower & Middle Kittanning, Pittsburgh	Pittsburgh	Middle Kittanning	Tradewater & Carbondale Formations	Middle Kittanning & Upper Freeport	Adaville Series
Coal type	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Bituminous	Sub-bituminous
Approx. heat content of reserves (BTU/lb.)	11,465	11,771	11,735	11,708	N/A	11,711	N/A	12,900	9,800
Approx. sulfur content of reserves (%)	2.80	3.70	4.50	3.80	N/A	4.40	N/A	2.00	0.69
Major customers[6]	AEP & EKPC	AEP	AEP & EKPC	AEP	N/A	N/A	N/A	N/A	PacifiCorp Energy, Inc.
Delivery method	Truck, rail, barge	Truck	Truck, barge	Truck, rail	N/A	N/A	N/A	N/A	Truck, rail, conveyor
Machinery	Shovel, loader, truck, dozer, auger	Loader, truck, dozer, auger, highwall miner	Loader, truck, dozer, auger, highwall miner	Loader, truck, dozer, auger	N/A	N/A	N/A	N/A	Trucks, shovels, dozers
Gross Land, Mineral Rights, Property, Plant & Equipment (in millions)	The Ohio & Kentucky mines' gross land, mineral rights, property, plant and equipment as of December 31, 2017 was $202.3 million.								$156.5
Year complex opened	2000	2003	1999	1993	2006	1990	2009	2003	1950
____________________
5 These mines were inactive during 2017.
6 American Electric Power Company, Inc. (“AEP”); East Kentucky Power Cooperative (“EKPC”).
7 Reclamation phase of mine life during 2017, however, incidental with performance of reclamation, tons were recovered and sold.
8 WMLP controls the reserves which are subleased to a third party.

Coal - U.S. Segment Properties
Our Coal - U.S. segment is comprised of our wholly owned mines located in the United States, excluding our mines held in the Coal - WMLP segment. Mines in our Coal - U.S. segment control coal reserves and deposits through long-term leases. Montana, North Dakota, Texas and New Mexico each use a permitting process approved by the Office of Surface Mining. Mines in our Coal - U.S. segment permit coal reserves on an incremental basis and given the current rates of mining and demand, have sufficient permitted coal to meet production for the periods shown in the table above. We secure all of our final reclamation obligations by reclamation bonds as required by the respective state agencies. We perform contemporaneous reclamation activities at each mine in the normal course of operations and coal production. We deliver coal via conveyor belt to our mine mouth customers and sell coal and lignite on a freight-on-board basis to our other customers. The purchaser of coal normally bears the cost of transportation and risk of loss from load-out to its final destination.
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
Coal - U.S. Segment Customers
In 2017, our Coal - U.S. segment derived approximately 83% of its revenues from coal sales to four customers: Public Service Company of New Mexico (36%), Colstrip Units 3&4 (24%), Colstrip Units 1&2 (12%) and American Electric Power Company, Inc. (11%). We sell the majority of our U.S. tons under contracts with a weighted average remaining supply obligation term of approximately three years.
San Juan. The San Juan mine was acquired on January 31, 2016 from BHP Billiton and supplies the requirements of the San Juan Generating Station operated by Public Service Company of New Mexico. The customer is located within close proximity to the mine and coal deliveries are provided via off-road mine trucks and conveyor belt. The mine’s coal supply agreement expires on June 30, 2022. As anticipated, at the end of 2017 the San Juan Generating Station shut down two of their four units which represents a 50% decrease in sales volume from the mine moving forward.
Prices under the coal supply agreement includes a fixed-base price per ton delivered for set quantities each contract year, a lower fixed-base price per ton delivered for additional tons delivered in excess of high-priced quantities, and a nominal fixed-base price per ton delivered for coal considered to be delivered from the stockpile existing at acquisition, for which the customer had previously paid for the related production costs. These fixed-base prices are adjusted quarterly based on changes in various cost and commodity indices. In addition to these per ton fees, we receive direct reimbursements for utility costs, leasing costs, and bond premiums.

We also have separate agreements with the customer for payments related to reclamation activities and ash hauling and disposal. Under these agreements, we receive fixed monthly fees and set payments per unit of activity for reclamation and ash hauling and disposal. These agreements extend beyond the term of the coal supply agreement and we will continue to receive payments for these activities until they are completed. We estimate the completion of ash hauling and disposal activities by the end of 2022, the end of most reclamation activities by the end of 2027, and the end of monitoring costs for reclamation by 2040.
Colstrip. The Colstrip mine has two long-term, cost-plus requirements contracts with the adjacent Colstrip Station power generating facility. These contracts provide for the reimbursement of defined fixed costs, variable costs, royalties and taxes, and any previously unfunded final reclamation costs. We additionally receive a profit component in the form of a per-ton management and incentive fee which are adjusted quarterly based on changes in specific indices. The Colstrip Units 3 & 4 agreement contains provisions for specific returns on capital investments. We currently sell approximately 2.3 million tons to Colstrip Units 1 & 2 annually. In December 2016, we were notified by the owners of Colstrip Units 1 & 2 that our coal supply agreement will terminate three years early at the end of 2019. We do not expect the termination of supply to Units 1 & 2 to impact our contract related to Colstrip Units 3 & 4, which provides for approximately 6.2 million tons per year and currently is set to expire at the end of 2019. As of the date of this filing, we are currently in negotiation to extend the contracts for both Colstrip Units 1 & 2 and Units 3 & 4 beyond 2019.
Buckingham. The Buckingham mine conducts underground room and pillar mining operations in Ohio and has a preparation plant in Corning, Ohio. The mine is strategically located near WMLP’s New Lexington complex, which has access to the Norfolk Southern rail system and a preparation plant strategically located for efficient rail and river transportation of our coal. The Buckingham mine supplies coal to AEP under a long-term coal supply agreement expiring on December 31, 2019 which includes payments at a set fixed-base price per ton delivered for each contract year with adjustments based on quality measurements. Buckingham’s proximity to WMLP’s New Lexington complex allows us to use substitute tonnage supplied through a contract with WMLP.
Absaloka. The Absaloka mine markets coal primarily in the open market and has several contracts with remaining terms of up to two years with various parties. The prices for these contracts are set at a fixed-base price per ton delivered for each year with periodic adjustments based on changes in certain indices such as diesel fuel. Burlington Northern Santa Fe (“BNSF”) provides rail service to the mine, which also has the ability to load and ship coal via over-the-road trucks.
Savage. The Savage mine supplies the Lewis & Clark Station and Sidney Sugars Incorporated. Both customers are located within close proximity to the mine and coal deliveries are provided via over-the-road truck. The mine entered into a new agreement with Sidney Sugars in 2017 that expires on July 31, 2021 and with Lewis & Clark Station in 2018 that expires on December 31, 2020. Prices under the Lewis & Clark Station agreement are set at a fixed-base price per ton delivered for each year with periodic adjustments based on changes in electricity costs, diesel indices, depreciation, depletion and amortization ("DD&A") and CPI indices. Prices under the Sidney Sugars Incorporated agreement are set at a fixed-base price per ton delivered for each year with no subsequent adjustments unless our per ton mining costs are altered by changes in a law, regulation, government order or court order.
Beulah. The Beulah mine supplied coal to the Coyote Electric Generating Plant via conveyor belt and the Heskett Power Station by rail. We continue to provide coal to the Heskett Power Station under an agreement with an expiration date of December 31, 2021 in which payments are based on a fixed-base price per ton delivered, adjusted quarterly based on changes in various cost and commodity indices and quality adjustments. However, we no longer provide coal to the Coyote Electric Generating Plant as their agreement expired on May 31, 2016. Previously, we supplied approximately 2.5 million tons annually to the adjacent Coyote Electric Generating Plant.
Jewett. At our Jewett mine, our customer, NRG Texas Power (“NRG”), terminated our coal supply agreement on December 31, 2016. The agreement was a cost-plus arrangement in which the customer reimbursed us for all costs incurred in mining plus a set percentage management fee. Beginning in 2017, we entered the reclamation phase of the mine life where NRG is required to reimburse us for agreed upon base reclamation costs during final reclamation plus a variable percentage management fee. During the years ended December 31, 2016 and 2015, we supplied NRG with 3.7 million and 3.4 million tons of coal, respectively.
Haystack. WCC acquired Haystack Coal Company and associated coal reserves in January of 2017.  The reserve area is fully permitted and currently on care and maintenance. No production or development work occurred on the property in 2017.
Coal - Canada Segment Properties
In 2015 we conducted our Canadian coal operations through Coal Valley Resources Inc. and Prairie Mines & Royalty ULC. On January 1, 2016 these two entities were amalgamated with the resulting entity continuing under the name Prairie Mines & Royalty ULC.
All of our mines in Canada are surface mines, five of which are mine-mouth operations where our mine is adjacent to the customer’s plant. The majority of our Canadian coal production is sold to Canadian utilities for electricity production, with a small percentage being exported to Asia. Our Canadian mines are permitted in accordance with the legislation in effect in the Alberta and Saskatchewan provinces. We secure all of our final reclamation obligations by reclamation bonds as required by the respective provincial agencies. We perform contemporaneous reclamation activities at each mine in the normal course of operations and coal production. Coal reserves and leases in Canada are generally under the jurisdiction of provincial governments. We gain access to the Canadian coal reserves through provincial Crown coal leases, freehold ownership or third party leases or subleases. We believe that we have satisfied all lease conditions in order to retain these properties and keep the leases in place.
Alberta Crown coal leases are granted under the Mines and Minerals Act (Alberta) for terms of 15 years. The leases are renewable for further terms of 15 years each, subject to the Mines and Minerals Act (Alberta) and the regulations in force at the time of renewal, and, in the case of any particular renewal, to any terms and conditions prescribed by order of the Minister of Energy. Crown coal royalties are set by the Coal Royalty Regulation (Alberta). Under this regulation, there are two royalty regimes. The royalty rate for Crown-owned sub-bituminous coal is $0.55 per tonne in Canadian dollars, which is roughly equivalent to $0.44 per ton in U.S. dollars as of December 31, 2017. The royalty rate for Crown-owned bituminous coal, which is based on a revenue less cost regime, is 1% of mine mouth revenue prior to mine payout, plus an additional 13% of net revenue after mine payout. No provincial royalties or mineral taxes are payable on freehold coal.

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
Coal - Canada Segment Customers
In 2017 our Coal - Canada segment derived approximately 86% of its revenues from coal sales to three customers: SaskPower (44%), Trafigura Pte. Ltd. (26%) and ATCO Power (16%). We sell the majority of our Canadian tons under contracts with a weighted average remaining supply obligation term of approximately nine years.
Genesee. The Genesee mine operates two active pits and supplies the three power generating units at the Genesee Generating Station which are owned and operated by Capital Power. We supply coal from the mine on a requirements basis, via conveyor belt, to the adjacent generating units. Payments are based on reimbursement of all mining costs plus an incentive fee, corporate overhead fee, and an operating management fee. Our mine operating agreement is currently projected to expire at the end of the current mine life through 2055, but the current Climate Leadership Plan from the Alberta government limits the contract to 2030.
Estevan. The Estevan mine operates four active pits and supplies the Boundary Dam Generating Station (4 Units) (“Boundary Dam”), the Shand Generating Station (1 Unit) (“Shand”), the activated carbon plant and the char plant. The Estevan mine combines the Bienfait mine and the adjacent Boundary Dam mine. SaskPower has constructed and commissioned a carbon dioxide capture and sequestration facility at Boundary Dam and a carbon capture test facility at Shand. This combined project is funded by the government of Saskatchewan with backing from the Canadian government and should mitigate the impact of Canadian greenhouse gas regulations on Boundary Dam.
We have separate agreements with the customer for each mine. Payments are based on a fixed-base price per ton delivered for each contract, adjusted annually for changes in actual costs and indices, plus reimbursements for certain taxes and insurance. We also receive a fixed monthly payment regardless of tons delivered during the period, monthly incentives if we meet defined stripped coal reserves and stockpile levels, and annual incentives for meeting defined reclamation targets. The contracts include a combined obligation to purchase a minimum of 4.1 million tons of coal each year through 2019 and a minimum of 1.7 million tons of coal each year thereafter through the expiration date of December 31, 2024.
Paintearth. The Paintearth mine operates two active pits and supplies the three power generating units at the Battle River Generating Station which are owned and operated by Alberta Power (2000) Ltd. ("ATCO Power"). We have separate agreements with the customer for each active pit. Payments are based on a fixed-base price per ton delivered for each contract adjusted annually for changes in actual costs and indices, plus reimbursements for certain taxes and insurance. We also receive set payments per unit of ash hauled from the customer’s plant. The contracts include a combined obligation to purchase a minimum of 1.2 million tons of coal each year through the expiration date of December 31, 2022.
Poplar River. The Poplar River mine operates two active pits and supplies the two power generating units at the Poplar River Generating Station which is owned and operated by Saskatchewan Power Corporation. The Poplar River mine owns and operates the railway from the mine to the generating station. We have a single coal supply agreement with the customer in which payments are based on a fixed-base price per ton delivered adjusted annually for changes in actual costs and indices, plus reimbursements for royalties, taxes, insurance, and other miscellaneous costs. We also receive monthly incentives if we meet defined stripped coal reserves, ash quality or heating quality targets and an annual incentive for meeting defined reclamation targets. The contract includes an obligation to purchase a minimum of 2.3 million tons of coal through the expiration date of December 31, 2026.
Sheerness. The Sheerness mine operates two active pits and supplies the two power generating units at the Sheerness Generating Station which are owned by ATCO Power and TransAlta Corporation and operated by ATCO Power. We have separate agreements with the customer for each active pit. Payments are based on a fixed-base price per ton delivered for each contract adjusted annually for changes in actual costs and indices, plus reimbursements for royalties, lease payments, and other miscellaneous costs. We also receive a fixed monthly payment regardless of tons delivered during the period. The contracts include a combined obligation to purchase a minimum of 2.2 million tons of coal each year through the expiration date of December 31, 2026.
Coal Valley. The Coal Valley mine produces thermal coal which is exported primarily to the Asia-Pacific market via rail and ocean vessel under reserved port capacity. Our contracts are generally short-term, consisting of a single shipment or a series of shipments over the course of a year. Individual contracts are negotiated, generally based on prevailing Newcastle pricing, with forward pricing of tons locked at a discount and adjustments to the agreed upon fixed-base price based on differences in calorific content from expectations.
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
Char Plant. Our char plant produces approximately 75,000 tons of lignite char per year using coal from the Estevan mine. The char is sold to manufacturers of barbecue briquettes in the U.S.
Coal - WMLP Segment Properties
WMLP is a low-cost producer and marketer of high-value thermal coal to U.S. utilities and industrial users and is the largest producer of surface mined coal in Ohio. WMLP markets its coal primarily to large electric utilities with coal-fired, base load scrubbed power plants under long-term coal sales contracts. It focuses on acquiring thermal coal reserves that it can efficiently mine with its large-scale equipment. WMLP’s reserves and operations are well positioned to serve its primary markets in the Midwest, Northeast and Rocky Mountain regions of the U.S. as WMLP operates one surface mine in Wyoming and four active mining complexes in Ohio comprising thirteen surface mines.
The Ohio operations include a river terminal on the Ohio River, two washing facilities, two rail loadout facilities and a tipple facility. The mines are a combination of area, contour, auger and highwall mining methods using truck/shovel and truck/loader equipment along with large production bulldozers. WMLP owns and operates six augers throughout its mining complexes. WMLP also utilizes highwall miner systems. WMLP owns or leases most of the equipment utilized in its mining operations and employs preventive maintenance and rebuild programs to ensure that its equipment is well maintained. As of December 31, 2017, WMLP had in place leases or subleases to others for approximately 16.6 million tons of the total reserves owned or controlled by WMLP. We believe that WMLP has satisfied all lease conditions in order to retain the properties and keep the leases in place.
Coal - WMLP Segment Customers
In 2017, WMLP derived approximately 67% of its revenues from coal sales to three customers: Pacificorp Energy, Inc. (34%), AEP (23%) and East Kentucky Power Cooperative (10%). WMLP sells the majority of its tons under contracts with a weighted average remaining supply obligation term of approximately four years.
Ohio Operations. The Ohio operations supply coal under long-term supply contracts to two significant customers, AEP and East Kentucky Power Cooperative. The AEP contract has an expiration date of December 31, 2018 and payments are based on a fixed-base price per ton of coal to be delivered with adjustments based on quality measurements. The customer has an obligation to purchase a minimum of 750 thousand tons in 2018. There are multiple contracts with EKPC that have expiration dates ranging from March 31, 2019 to December 31, 2020. Payments under these contracts are based on a fixed-base price per ton of coal to be delivered with adjustments based on quality measurements. The customer has an obligation to purchase a minimum of 840 thousand tons, 480 thousand tons, and 360 thousand tons in 2018, 2019, and 2020, respectively.
In addition to these agreements, the Ohio operations provide coal to various other customers under spot or short-term contracts generally based on prevailing market prices.
Kemmerer. The Kemmerer mine supplies the adjacent Naughton Power Station owned and operated by Pacificorp Energy, Inc. via conveyor belt under an agreement that expires on December 31, 2021. Prices under the coal supply agreement include a fixed-base price per ton delivered for set minimum quantities each contract year and a lower fixed-base price per ton delivered for optional tons in excess of stated minimums. These fixed-base prices are adjusted quarterly based on changes in various cost and commodity indices. Naughton Power Station’s Unit 3 is scheduled to be shutdown at the beginning of 2019. The customer has an obligation to purchase a minimum of 2.2 million tons in 2018, 1.7 million tons in 2019, and 1.4 million tons in 2020 and 2021, respectively.
The Kemmerer mine also supplies various industrial customers including Genesis Alkali (formerly Tronox Alkali - Green River and Grainger) and Tata Chemicals North America Inc. through contracts with expiration dates ranging from December 31, 2019 to December 31, 2026. These industrial customers are supplied via Union Pacific rail and truck. Prices under the supply agreements are fixed-base costs with periodic adjustments based on certain inflation/commodity indices.
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
The majority of the mines in our Coal - U.S. and Coal - Canada segments, as well as our Kemmerer mine in the Coal - WMLP segment, focus on coal markets where we take advantage of long-term coal contracts with neighboring power plants. These mines give us a competitive advantage based on three factors:

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
The Coal - WMLP segment’s Ohio operations do not compete with producers of metallurgical coal or lignite. However, we do have limited competition from producers of Powder River Basin coal (sub-bituminous coal) in our target market area for bituminous coal. WMLP competes on the basis of delivered price, coal quality and reliability of supply. WMLP's principal direct competitors are other coal producers, including but not limited to (listed alphabetically) Alliance Resource Partners, L.P., Alpha Natural Resources, CONSOL Energy, Foresight Energy, Hallador Energy Company, Murray Energy Corporation, Peabody Energy Corp., Rhino Resource Partners, L.P. and various other smaller, independent producers.
Washing Facilities
Depending on coal quality and customer requirements, some raw/crushed coal may be shipped directly from the mine to the customer. However, the quality of some raw coal does not allow direct shipment to the customer without putting the coal through a washing process that physically separates impurities from the coal. This processing upgrades the quality and heating value of the coal by generally removing ash, but it entails additional expense and results in some loss of coal. The Company owns and operates four washing facilities as follows:

•	Strasburg (Strasburg, Ohio): Throughput capacity of 250 tons of raw coal per hour and operated at a 44.5% utilization rate in 2017.

•	Conesville (Coshocton County, Ohio): The wash plant was idled throughout 2017 due to poor market conditions. This facility is adjacent to a customer’s power plant.

•	Buckingham (Corning, OH): Throughput capacity of 700 tons of raw coal per hour and operated at a 98.7% utilization rate in 2017.

•	Coal Valley (Edson, Alberta): Throughput capacity of 1,160 tons of raw coal per hour and operated at a 85.0% utilization rate in 2017.
Seasonality

Our coal business has historically experienced variability in its results due to the effect of the seasons. We are impacted by seasonality due to weather patterns and our customers’ annual maintenance outages which typically occur during the second quarter. In addition, our customers generally respond to seasonal variations in electricity demand based upon the number of heating degree days and cooling degree days. Due to stockpile management by our customers, our coal sales may not experience the same direct seasonal volatility; however, extended mild weather patterns can impact the demand for our coal. We experience the strongest net operating cash flows during the fourth quarter as our sales typically benefit from decreases in customers’ stockpiles due to high electricity demand, which generally occurs during the fourth quarter. Conversely, our net operating cash flows are typically weaker in the second quarter when our customers’ annual maintenance outages are scheduled. Further, our ability to deliver coal is impacted by the seasons. Because the majority of our mines are mine-mouth operations that deliver their coal production to adjacent power plants, our exposure to transportation delays or outages as a result of adverse weather conditions is limited. However, certain of our operations, most specifically our Coal Valley mine and Ohio operations, have exposure to seasonal transportation limitations.

Power Segment

Prior to the fourth quarter sale of substantially all of the assets and liabilities in the segment, as well as the termination of all related power agreements, we owned two coal-fired power-generating units in Weldon, North Carolina with a total capacity of approximately 230 megawatts, which we refer to collectively as ROVA. We built ROVA, which commenced operations in 1994, as a Public Utility Regulatory Policies Act co-generation facility to supply Dominion North Carolina Power (“DNCP”). ROVA was held by our wholly-owned subsidiary Westmoreland Partners. All of the tangible and intangible assets of Westmoreland Partners were encumbered by liens securing our 8.75% Notes and Term Loan.

Westmoreland Partners was party to a consolidated power purchase and operating agreement (the “Consolidated Agreement”) with Virginia Electric Power Company, which provided for the sale to DNCP and its affiliates of all of ROVA’s net electrical output and dependable capacity. On December 21, 2016, Westmoreland Partners entered into a Substitute Energy Purchase Agreement (“Amending Agreement”) that amended the Consolidated Agreement. Beginning March 1, 2017, the Amending Agreement adjusted the Substitute Energy and Capacity Purchase Price terms, replacing the latter with a fixed payment and other scheduled pricing through the end of the term. Accordingly, the Consolidated Agreement automatically terminated and was superseded by the Amending Agreement. At this point, Westmoreland Partners was no longer obligated to operate ROVA in order to fulfill its contracted energy and capacity requirements. Under the Amending Agreement, Westmoreland Partners continued to mitigate its cash losses from generation through the sale to DNCP of substitute power not produced by ROVA. Further, we were required to post collateral to cover certain projected long-term losses under these hedging arrangements based on the market price for power.

As we were no longer required to operate ROVA under the Amending Agreement, we applied for and received approval to deactivate the plant from the PJM Interconnect. This deactivation took effect on March 1, 2017.

During the fourth quarter of 2015, we evaluated our ROVA asset group for impairment primarily as a result of an impairment indicator related to the continued decline in forecasted electricity prices. The asset group was comprised of property, plant, and equipment and related capital spares used to generate electricity. Our evaluation concluded that the long-lived assets at ROVA were impaired, and the carrying value of those assets was written down to zero as a result of an impairment charge of $133.1 million, with the charge included in the Loss on impairment on the Consolidated Statements of Operations for the year ended December 31, 2015.
Heritage Segment
Our Heritage segment includes the cost of heritage benefits we provide to former mining operation employees. The heritage costs consist of payments to our retired workers for medical benefits, workers’ compensation benefits, black lung benefits and combined benefit fund premiums to plans for United Mine Workers of America (“UMWA”) retirees required by statute.
Corporate Segment
Our Corporate segment includes primarily corporate administrative expenses and also includes business development expenses. In addition, the Corporate segment contains our captive insurance company, WRMI, through which we have elected to retain some of our operating risks. WRMI provides our primary layer of property and casualty insurance in the U.S. By using this insurance subsidiary, we have reduced the cost of our property and casualty insurance premiums and retained some economic benefits due to our low loss record. We reduce our major exposure by insuring for losses in excess of our retained limits with a number of third-party insurance companies.
Material Effects of Regulation
Safety
Following passage of The Mine Improvement and New Emergency Response Act of 2006, amending the Federal Mine Safety and Health Act of 1977 ("MSHA"), MSHA significantly increased the oversight, inspection and enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. There has also been a dramatic increase in the dollar penalties assessed by MSHA for citations issued over the past several years. Most of the states in which we operate have inspection programs for mine safety and health. Collectively, federal, state and provincial safety and health regulations in the coal mining industry are comprehensive and pervasive systems for protection of employee health and safety. Safety is a core value of Westmoreland Coal Company. We use a grass roots approach, encouraging and promoting employee involvement in safety and accept input from all employees; we feel employee involvement is a pillar of our safety excellence. Safety performance at our mines was as follows:

	2017		2016
	Reportable Rate	Lost Time Rate	Reportable Rate	Lost Time Rate
U.S. Surface Operations	1.45	0.89	1.34	0.70
U.S. National Surface Average	1.35	0.78	1.44	0.96
Percentage	107%	114%	93%	73%

U.S. Underground Operations	1.55	0.97	3.23	2.09
U.S. National Underground Average	4.86	3.78	4.95	3.56
Percentage	32%	26%	65%	59%

Canadian Operations	1.49	0.41	2.82	0.89
Regulations
We are subject to extensive regulation with respect to environmental and other matters by federal, state, provincial and local authorities in both the United States and Canada. Regulations to which we are subject include, but are not limited to, the following:

U.S. Federal Law and Regulations	Canadian Provincial Law and Regulations
Surface Mining Control & Reclamation Act of 1977	Alberta
Clean Air Act	Responsible Energy Development Act
Clean Water Act	Mines and Minerals Act
Endangered Species Act	Coal Conservation Act
Resource Conservation and Recovery Act	Environmental Protection and Enhancement Act
Comprehensive Environmental Response, Compensation and Liability Act	Public Lands Act
Emergency Planning and Community Right to Know Act	Water Act
Toxic Substances Control Act
Migratory Bird Treaty Act	Saskatchewan
The Crown Minerals Act
Canadian Federal Law and Regulations	The Ecological Reserves Act
Fisheries Act	The Environmental Assessment Act
Canadian Environmental Assessment Act, 2012	The Environmental Management and Protection Act, 2010
Canadian Environmental Protection Act, 1999	The Provincial Lands Act
Species at Risk Act	Wildlife Act, 1998
Migratory Birds Convention Act, 1994	The Water Security Agency Act
Various other climate change laws and initiatives
Federal, tribal, state, and local authorities regulate the U.S. coal mining industry with respect to numerous matters, such as protection of air quality, water quality, wetlands, special status species of plants and animals, land uses, cultural and historic properties, and other environmental resources. These laws and regulations have, and will continue to have, a significant adverse effect on the production and competitive position of the coal industry as against other energy sources. We endeavor to conduct our operations in compliance with all applicable federal, state, and local laws and regulations. However, non-compliance with federal, tribal and state laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities, including suspension or termination of operations. In addition, we may be required to make large and unanticipated capital expenditures to comply with future laws, regulations or orders as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders, the extent to which we cannot predict. Our reclamation obligations under applicable environmental laws will be substantial. Certain of our coal sales agreements contain government imposition provisions that allow the pass-through of compliance costs in some circumstances.
The following is a summary of various U.S. federal laws and regulations that have a material impact on our business:
U.S. Regulation

The change in U.S. Presidential Administration in 2017 has resulted in a number of executive branch initiatives, some of which are discussed below, seeking to reverse the prior Administration’s economic, environmental, and energy-related policies. Because of the uncertainty associated with these initiatives and pending or anticipated legal challenges by states, environmental groups, individuals, and others, we cannot predict the ultimate impact of the current Administration’s initiatives on our businesses.
Surface Mining Control and Reclamation Act ("SMCRA"). SMCRA establishes minimum national operational, reclamation, and closure standards for all surface coal mines. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of coal mining activities. Permits for all coal mining operations must be obtained from the federal Office of Surface Mining Reclamation and Enforcement (“OSM”), or the appropriate state agency if it has obtained regulatory primacy. A state agency may achieve primacy if it develops a mining regulatory program that is no less stringent than the equivalent federal mining regulatory program under SMCRA. All states in which we conduct mining operations have achieved primacy and issue permits in lieu of the OSM. SMCRA permit provisions include a complex set of requirements that include, among other things, coal prospecting, mine plan development, topsoil or growth medium removal and replacement, handling of overburden materials, mine pit backfilling and grading, disposal of excess spoil, protection of the hydrologic balance, surface runoff and drainage control, establishment of suitable post mining land uses, and re-vegetation. Permitting under SMCRA and its state analogs has generally become more difficult in recent years. This difficulty in permitting affects the availability of coal reserves at our coal mines.
Under federal and state laws, a mine operator must also assure, usually through the use of surety bonds, payment of certain long-term obligations, including the costs of mine closure and reclamation of the mined land. The costs of these bonds have fluctuated in recent years, and the market terms of surety bonds have generally become more favorable to us. Surety providers are requiring smaller percentages of collateral to secure a bond, which will require us to provide less cash to collateralize bonds to allow us to continue mining. These changes in the terms of the bonds have been accompanied, at times, by an increase in the number of companies willing to issue surety bonds. See Note 11 - Asset Retirement Obligations to the consolidated financial statements for the amount of surety bonds posted and cash collateral securing these bonds for reclamation purposes. In addition to the bond requirement, the Abandoned Mine Land Fund-created by SMCRA-imposes a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977. The current fee is $0.28 per ton of coal produced from surface mines. In 2017, we recorded $5.3 million of expense related to this reclamation fee.
In January 2016, the Department of Interior’s Bureau of Land Management announced a moratorium on new coal leases on federal lands. On March 28, 2017, President Trump issued an Executive Order on Promoting Energy Independence and Economic Growth (“EI Order”), which mandated the lifting of the moratorium. On March 29, 2017, the Interior Secretary issued Order 3348, terminating the federal coal-leasing moratorium.
In December 2016, the OSM published the final Stream Protection Rule to reduce the environmental impact of surface coal mining operations. The rule included the expansion of baseline data requirements and post-mining restoration requirements. Under the Congressional Review Act, Congress approved H.J. Res. 38, disapproving the Stream Protection Rule. President Trump signed H.J. Res. 38 on February 16, 2017. On November 17, 2017, the OSM published notice in the Federal Register that it removed the text of the Stream Protection Rule from the Code of Federal Regulations and restored the text of the regulations to that as it appeared on January 18, 2017. The regulations now in effect are those that were in place on January 18, 2017.
It is our policy to comply in all material respects with the requirements of the SMCRA and the state and tribal laws and regulations governing mine reclamation.
Clean Air Act (“CAA”) and Related Regulations. The CAA and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include CAA permitting requirements and emission control requirements relating to air pollutants, including particulate matter, which may include controlling fugitive dust. Indirect impacts on coal mining operations include emissions regulations for particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. The air emissions programs, regulatory initiatives and standards that may affect our operations, directly or indirectly, include, but are not limited to, the following:

•
Greenhouse Gas (“GHG”) Emissions Standards. In August 2015, the EPA finalized standards for greenhouse gases for new, modified, or reconstructed electric generating units ("EGUs") referred to as “new source performance standards” ("NSPS"). The final NSPS for coal-fired EGUs, promulgated pursuant to Section 111(b) of the CAA, require, in most cases, the installation of partial carbon capture and sequestration at new, modified, or reconstructed coal-fired EGUs, which is likely to be a major obstacle to the construction and development of any new coal-fired generation capacity. States and industry challenged the rule in the U.S. Court of Appeals for the D.C. Circuit.

However, on March 28, 2017, EPA filed a motion, pursuant to President Trump’s March 28, 2017 EI Order, requesting that the consolidated cases be held in abeyance pending completion of EPA’s review of the rule and any forthcoming rulemaking. On August 10, 2017, the D.C. Circuit granted the motion, holding the cases in abeyance and requiring that EPA submit regular status reports. The EPA’s most recent status report indicates that “[a]t this time, EPA continues to review the 111(b) Rule, as required under the Executive Order.” (D.C. Cir. No. 15-1381; Jan. 25, 2018).

Existing coal-fired EGUs were also going to be subject to GHG performance standards. The new standards were set to reduce GHG emissions from the power sector by 32% from 2005 levels by 2030. The “Clean Power Plan,” promulgated pursuant to Section 111(d) of the CAA, would impose stringent standards on existing fossil fuel-fired EGUs that reflect the EPA’s assessment of the “best system of emission reduction” ("BSER"). These existing source standards are implemented by the states, requiring that they meet individual GHG emission “goals” beginning in 2022 with phased reductions through 2030. The final goals have a greater impact on states with substantial coal-fired generation; Wyoming, for example, would be faced with greater than 40% emission reductions from a 2012 baseline. Under the rule, the states had until September of 2016 to submit plans to the EPA to implement and enforce the state-specific BSER, although two-year extensions could be requested. States and industry groups challenged the rule in the U.S. Court of Appeals for the D.C. Circuit and requested a stay pending judicial review. Although the D.C. Circuit denied the stay request, in February of 2016, the U.S. Supreme Court issued a stay of the Clean Power Plan pending judicial review of the rule, including potential review by the Supreme Court. The stay delayed implementation of the rule, including the state plan submittal dates. The D.C. Circuit reviewed the rule under an expedited briefing schedule, and an en banc panel heard oral arguments on September 27, 2016. On March 28, 2017, however, the EPA moved to hold the consolidated cases in abeyance pending its reconsideration of the Clean Power Plan, pursuant to President Trump’s March 28, 2017 EI Order. On April 28, 2017, the D.C. Circuit granted the motion and required the EPA to file regular status reports. The EPA’s most recent status report indicates that on October 10, 2017, the EPA “Administrator signed a Federal Register notice proposing to repeal the Clean Power Plan on the grounds that it exceeds EPA’s statutory authority under a proposed change in the Agency’s interpretation of section 111 of the [CAA].” (D.C. Cir. No. 15-1363 Feb. 9, 2018). On March 1, 2018, the court ordered that the consolidated cases remain in abeyance.

Any final rule promulgated by the Trump Administration regarding GHG emission standards will be subject to judicial review. As such, it is unclear whether the appellate process regarding NSPS or the Clean Power Plan will continue. If either rule is upheld in its current form, it is likely that demand for coal will decrease and adversely impact our business.

•
Mercury & Air Toxics Standards. In February 2012, the EPA published national emission standards under Sections 111 and 112 of the CAA setting limits on hazardous air pollutant emissions from coal- and oil-fired EGUs, often referred to as the “Mercury Air Toxics Standards,” or “MATS Rule.” While the MATS Rule generally requires all coal- and oil-fired EGUs to reduce their hazardous air pollutant emissions, it is particularly problematic for any new coal-fired sources. The EPA agreed to reconsider the new source standards in response to requests by industry and published new source standards in April 2013. In June 2013, the EPA reopened for 60 days the public comment period on certain startup and shutdown provisions included in the November 2012 proposal. In June 2015, the U.S. Supreme Court held that the EPA had failed to properly consider costs when assessing whether to regulate fossil fuel-fired EGUs under the hazardous air pollutant provisions of the Clean Air Act, referring to the agency’s own estimate that the rule would cost power plants nearly $10 billion per year. The D.C. Circuit remanded the rule to the EPA to conduct a cost assessment but without vacatur, allowing the rule to remain in effect while the EPA conducted the rulemaking. On December 1, 2015, the EPA published a proposed supplemental finding that regulation of EGUs is still “appropriate and necessary” in light of the costs to regulate hazardous air pollutant emissions from the source category. On April 14, 2016, the EPA issued a final rule confirming its “appropriate and necessary” finding to regulate air toxics, including mercury, from power plants after considering costs. The final rule was immediately challenged by several states, companies, and industry groups. Several states and environmental groups also filed as intervenors for the respondent EPA. On April 27, 2017, the D.C. Circuit issued an order holding the consolidated cases in abeyance and directing the EPA to file status reports on the agency’s review of the supplementing finding every ninety days. The EPA’s most recent status report indicates that the “EPA is continuing to review the Supplement Finding to determine whether the rule should be maintained, modified, or otherwise reconsidered.” (D.C. Cir. No. 16-1127; Jan. 19, 2018).

•
National Ambient Air Quality Standards (“NAAQS”) for Criteria Pollutants. The CAA requires the EPA to set standards, referred to as NAAQS, for certain pollutants associated with the combustion of coal, such as nitrogen dioxide particulate matter, ozone, and sulfur dioxide. Areas that are not in compliance (referred to as non-

attainment areas) with these standards must take steps to reduce emissions levels. Meeting these limits may require reductions of nitrogen dioxide and sulfur dioxide emissions. Although our operations are not currently located in non-attainment areas, we could be required to incur significant costs to install additional emissions control equipment, or otherwise change our operations and future development if that were to change. If our customers are located in non-attainment areas or areas that become non-attainment areas, they may also be forced to modify their operations. We do not know whether or to what extent these developments might affect our operations or our customers’ businesses.

In 2008, the EPA finalized the current 8-hour ozone standard. In October 2015, the EPA issued a final rule lowering the ozone standard further (“2015 Rule”). Several industry and business groups, five states, and Murray Energy Corp. challenged the revised standard in the D.C. Circuit. On April 11, 2017, the D.C. Circuit granted EPA’s petition to indefinitely delay oral arguments in the litigation while the agency reviewed the rule. The D.C. Circuit directed EPA to file status reports on the agency’s review of the 2015 Rule every ninety days. EPA’s most recent status report indicates that it is “continuing to review the 2015 Rule to determine whether the standards should be maintained, modified, or otherwise reconsidered.” (D.C. Cir. No. 15-1385 Jan. 8, 2018).

In a separate lawsuit, a coalition of states and environmental organizations recently challenged the EPA to finalize initial area air quality designations under the 2015 ozone standards. On March 12, 2018, the U.S. District Court for the Northern District of California ruled that the EPA has until April 30, 2018, to finalize the standards for all areas of the country except for the San Antonio, Texas area (which must be finalized prior to July 17, 2018). (N.D. Cal. 4:17-cv-06900 Mar. 12, 2018).

•
Other Programs. A number of other air-related programs may affect the demand for coal and, in some instances, coal mining directly by regulating air emissions emitted by coal-fired EGUs. These include, but are not limited to, the Acid Rain Program, interstate transport rules such as the Cross-State Air Pollution Rule, the Regional Haze Program, and requirements related to New Source Review.

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

Clean Water Act. The Clean Water Act (“CWA”) and corresponding state and local laws and regulations affect coal mining and power generation operations by restricting the discharge of pollutants, including dredged or fill materials, into “waters of the United States.” Under the National Pollutants Discharge Elimination System (“NPDES”) and delegated state permitting systems, any discharge of pollutants from a point source into a “water of the United States” requires a discharge permit from the EPA or the state. Additionally, state and local governments regulate nonpoint source pollution through a number of regulatory programs. Under both point source and nonpoint source programs, issuance of permits with more stringent terms and conditions may increase compliance costs for us and our customers.
In January 2017, the U.S. Army Corps of Engineers (the "Corps") issued general nationwide permits for specific activities requiring authorization under Section 404 of the CWA and Section 10 of the Rivers and Harbors Act of 1899. The nationwide permits cover activities that are similar in nature and that are determined to have minimal adverse environmental effects. The permits became effective in March 2017. The Corps reinstated the use of Nationwide Permit 21 for surface coal mining activities. In the event the acreage limits under the permit are exceeded, we will have to obtain individual permits from the Corps which will increase the processing time for future permit applications.

The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. In May 2015, the EPA and the Corps jointly issued a final rule defining “waters of the United States” (“WOTUS Rule”) to clarify which waters and wetlands are subject to regulation under the CWA. Implementation of the WOTUS Rule was stayed nationwide in October 2015, and on February 6, 2018, the EPA published in the Federal Register a rule delaying implementation of the WOTUS Rule by two years (through February 6, 2020). States and environmental organizations are currently challenging the February 6, 2018 rule. Continued court challenges and regulatory actions create ongoing uncertainty over CWA jurisdiction and permitting requirements, which could either increase or decrease the cost and time spent on CWA compliance. New reporting requirements and pending litigation associated with coal combustion residuals may cause power generation customers to face increased costs in complying with the CWA, which could impact demand for our products. Finally, in light of real or perceived efforts toward federal deregulation, the prospect of citizen suits to enforce certain provisions of the CWA may increase, which could result in greater regulatory and litigation costs.

Endangered Species Act. The Federal Endangered Species Act (“ESA”), and similar state laws, protect any species listed as threatened with extinction and protect their critical habitat. The U.S. Fish and Wildlife Service (“FWS”) works with the OSM and state agencies to administer the ESA and ensures that species subject to its provisions are protected from mining-related impacts. Protection of endangered and threatened species may cause us to modify mining plans or develop and implement species-specific protection and enhancement plans to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA and equivalent state laws and regulations. Species in the vicinity of our operations may have their listing status reviewed in the future, however, at this time, we do not believe any of these species protections under the ESA or similar state laws will have a materially adverse effect on our ability to mine coal from our properties.

Resource Conservation and Recovery Act. We may generate wastes, including “solid” wastes and “hazardous” wastes, that are subject to the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, although certain mining and mineral beneficiation wastes and certain wastes derived from the combustion of coal currently are exempt from regulation as hazardous wastes under RCRA. The EPA has limited the disposal options for certain wastes that are designated as hazardous wastes under RCRA. Furthermore, it is possible that certain wastes generated by our operations that currently are exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly management, disposal and clean-up requirements.

The EPA determined that coal combustion residuals (“CCR”) do not warrant regulation as hazardous wastes under RCRA in May 2000. Most state hazardous waste laws do not regulate CCR as hazardous wastes. The EPA also concluded that beneficial uses of CCR, other than for mine filling, pose no significant risk and no additional national regulations of such beneficial uses are needed. However, the EPA determined that national non-hazardous waste regulations under RCRA are warranted for certain wastes generated from coal combustion, such as coal ash, when the wastes are disposed of in surface impoundments or landfills or used as minefill. EPA Administrator Gina McCarthy signed the final rule relating to the disposal of CCR from electric utilities on December 19, 2014, which was published in the Federal Register on April 17, 2015 ("CCR Rule"). The CCR Rule regulates CCR as solid waste under RCRA and establishes national minimum criteria for existing and new CCR landfills, surface impoundments and lateral expansions. The criteria include location restrictions, design and operating criteria, groundwater monitoring and corrective action, closure requirements and post-closure care and recordkeeping, notification and Internet posting requirements. The CCR Rule is largely silent on the reuse of coal ash. In August 2017, EPA released interim final guidance to be used by states developing their own State CCR Permit Programs, under which states may, but are not required to, develop and submit CCR permit programs to EPA for approval. On March 1, 2018, EPA Administrator Scott Pruitt issued a pre-publication version of a proposed rule that would amend the CCR Rule. Among other changes, the proposed revisions would allow states or EPA the ability to incorporate flexibilities into their coal ash permit programs.
Continued changes in the management of CCR could increase both our and our customers’ operating costs and potentially impact their ability to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, could lead to citizen suit enforcement against our customers under RCRA or other federal or state laws and potentially reduce the demand for coal.

Comprehensive Environmental Response, Compensation and Liability Act. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA" or "Superfund") and similar state laws, joint and several liability covering the entire cost of cleanup of a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators, or upon any party who released one or more designated “hazardous substances” at the site, regardless of the lawfulness of the original activities that led to the contamination. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitutes hazardous substances for the purposes of CERCLA. In addition, the disposal, release, or spilling of some products used by coal companies in operations, such as chemicals, could trigger the liability provisions of the statute. Thus, coal mines that we currently own or operate, coal mines that we have previously owned or operated, and sites to which we have sent waste materials, may be subject to liability under CERCLA and similar state laws. We may also be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be responsible under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.
Climate Change Legislation and Regulations. Numerous proposals for federal and state legislation have been made relating to GHG emissions (including carbon dioxide) and such legislation could result in the creation of substantial additional costs in the form of taxes or required acquisition or trading of emission allowances. Many of the federal and state climate change legislative proposals use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap would become more stringent with the passage of time. The proposals establish mechanisms for GHG sources such as power plants to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions for their own operations. Some states, including California, and regional groups including a number of states in the northeastern and mid-Atlantic regions of the United States that are participants in a program known as the Regional Greenhouse Gas Initiative (often referred to as “RGGI”), which is limited to fossil-fuel-burning power plants, have enacted and are currently operating programs that, in varying ways and degrees, regulate GHGs.
In addition, the EPA, acting under existing provisions of the Clean Air Act, has begun regulating emissions of GHG, including the enactment of GHG-related reporting and permitting rules as described above. However, as discussed above, most of these regulations are currently subject to judicial review pending the Trump Administration’s review. Demand for coal may also be impacted by international efforts to reduce emissions of greenhouse gases. At this time, the extent to which the United States will participate in international climate change initiatives is unknown.
The impact of GHG-related legislation and regulations on our business, including a “cap and trade” structure, will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on coal prices. We may not recover from our customers the costs related to compliance with regulatory requirements imposed on us due to limitations in our agreements.
Passage of additional state or federal laws or regulations or international initiatives regarding GHG emissions or other actions to limit carbon dioxide emissions could result in fuel switching from coal to other fuel sources by electricity generators and thereby reduce demand for our coal or indirectly the prices we receive in general. In addition, political and regulatory uncertainty over future emissions controls have been cited as major factors in decisions by power companies to postpone new coal-fired power plants. If these or similar measures, such as controls on methane emissions from coal mines, are ultimately imposed by federal or state governments or pursuant to international initiatives, our operating costs or our revenues may be materially and adversely affected. In addition, alternative sources of power, including wind, solar, nuclear and natural gas could become more attractive than coal in order to reduce carbon emissions, which could result in a reduction in the demand for coal and, therefore, our revenues. Similarly, some of our customers, in particular smaller, older power plants, could be at risk of significant reduction in coal burn or closure as a result of imposed carbon costs. The imposition of a carbon tax or similar regulation could, in certain situations, lead to the shutdown of coal-fired power plants, which would materially and adversely affect our revenues.
We are required to comply with numerous other federal, state, and local environmental laws and regulations in addition to those previously discussed. Such additional laws include, for example, the Emergency Planning and Community Right-to-Know Act, the Toxic Substance Control Act, the Migratory Bird Treaty Act, and the Safe Drinking Water Act.
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
The Water Security Agency Act. Similar to the Water Act in Alberta, The Water Security Agency Act in Saskatchewan and its underlying regulations, requires that authorizations be obtained prior to undertaking construction activities around, and prior to diverting water from, a water body. Under this legislation, a corporation conducting an activity without the requisite approval or in contravention of the specific terms and conditions of an authorization is liable to a fine and/or administrative penalty, which may have a material adverse effect on our business.
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
The ACL Plan also proposed the implementation of a carbon levy on fuels that emit GHG. The Climate Leadership Act (the “CL Act”) passed in 2016 introduced a carbon levy on all fuels that emit GHG emissions when combusted. Starting January 1, 2017, the carbon levy rate is $20/tonne of carbon emission released by the fuel when combusted. The rate increased to $30/tonne effective January 1, 2018. As a result of the carbon levy, starting January 1, 2017, diesel fuel costs to operate our Alberta mines have increased at all sites except the Coal Valley mine (exempt from carbon levy due to coverage under CCI Regulation described below). Coal sales to power plants and export sales are exempt from the carbon levy. We have minimal Alberta coal sales that are not export sales or sales to power plant customers, on which starting January 1, 2017 we are required to collect and remit the carbon levy.
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
Alberta’s Climate Change and Emissions Management Act (the “CCEM Act”) and its accompanying Carbon Competitiveness Incentive Regulation (the “CCI Regulation) (which effective January 1, 2018 replaces the former Specified Gas Emitters Regulation) requires a reduction in GHG emissions intensity for certain large GHG emitting facilities in Alberta.

This system features emissions trading between regulated facilities and allows the use of offsets generated by projects in Alberta. Generally, the CCI Regulation establishes that companies emitting more than 100,000 tonnes of direct emissions in 2003, 2004, 2005, and 2006 in commercial operation must reduce their net emissions intensity by 12%. New facilities must reduce their emissions by 2% per year, beginning on their 4th year of operation. There are financial penalties for non-compliance for every ton of carbon dioxide equivalent over a facility’s net emission intensity limit as well as for contraventions of other provisions contained in the CCI Regulation. The CCI Regulation is applicable to the Coal Valley mine and also the power plants that are our customers.
In 2016 the Canadian federal government announced its Pan-Canadian Framework on Clean Growth and Climate Change (the "Pan-Canadian Framework") that indicated that it will speed up plans to phase out Canadian coal-fired electricity by 2030. Subsequently, the Saskatchewan and Canadian federal governments announced that they have reached an agreement in principle that will allow Saskatchewan to continue to use coal in a responsible manner beyond 2030 as long as equivalent emission reduction outcomes are achieved. This takes into accounts Saskatchewan’s entire generation capacity as well as their use of carbon capture and storage. The Saskatchewan government introduced its Prairie Resilience: A Made-in-Saskatchewan Climate Change Strategy (the “Saskatchewan Strategy”) in December 2017. The Saskatchewan Strategy includes principles of reducing GHG emissions without a carbon tax, and using coal in a responsible manner beyond 2030. A final equivalency agreement between the Saskatchewan and Canadian federal governments has not yet been completed. We are unable to predict the impact of these events on our business and it is possible that they may have a material effect on our business, financial condition, results of operations and cash flows if coal use in Saskatchewan is reduced.
Also included in the Pan-Canadian Framework, the Canadian federal government announced that they would require all Canadian jurisdictions to have a carbon pricing regime in place by 2018. This carbon pricing regime can be a direct price on carbon emissions or an adopted cap-and-trade system. There is no legislation related to this announcement in place for January 1, 2018. Although there is no bill currently before the legislature related to this announcement, draft legislative and regulatory proposals were released in January 2018 for comments.
Future Canadian federal legislation, including any related to their announced plans, as well as provincial emissions reduction requirements, may require the reduction of GHG or other industrial air emissions, or emission intensity, from our operations and facilities. Mandatory emissions reduction requirements may result in increased operating costs and capital expenditures, or require reduced output. Any failure to meet emission reduction compliance obligations may materially adversely affect our business and result in fines, penalties and the suspension of operations. We are unable to predict the impact of emissions reduction legislation on our business and it is possible that such legislation may have a material effect on our business, financial condition, results of operations and cash flows. There is also a risk that one or more levels of government could impose additional emissions or emissions intensity reduction requirements or taxes on emissions created by us or by consumers of our products. The imposition of such measures might negatively affect our costs and prices for our products and have an adverse effect on earnings and results of operations.
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
We also make our public reports available, free of charge, through our website, www.westmoreland.com, as soon as practicable after we file or furnish them with the SEC. You may also request copies of the documents, at no cost, by telephone at (855) 922-6463 or by mail at Westmoreland Coal Company, 9540 South Maroon Circle, Suite 300, Englewood, Colorado, 80112. The information on our website is not part of this Annual Report on Form 10-K.

ITEM 1A	— RISK FACTORS.
This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by numerous risk factors, including, but not limited to, those summarized below.
Risks Relating to our Capital Structure

We may seek protection from our creditors under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") or an involuntary petition for bankruptcy may be filed against us, either of which could have a material adverse impact on our business, financial condition, results of operations, and cash flows and could place our shareholders at significant risk of losing all of their investment in our shares.

We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. However, if our attempts are unsuccessful or we are unable to complete such a restructuring on satisfactory terms, we may choose to pursue a filing under Chapter 11.
Seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. For as long as a Chapter 11 proceeding continued, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization as well as focusing on our business operations. Bankruptcy court protection also could make it more difficult to retain management and other key personnel necessary to the success of our business. In addition, during the period of time we are involved in a bankruptcy proceeding, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and could seek to establish alternative commercial relationships, which may cause, among other things:

•	third parties to lose confidence in our ability to deliver coal on time and at specification, resulting in a significant decline in our revenues, profitability and cash flow;

•	difficulty retaining, attracting or replacing key employees;

•	employees to be distracted from performance of their duties or more easily attracted to other career opportunities; and

•	our suppliers, vendors, hedge counterparties and service providers to renegotiate the terms of our agreements, terminate their relationship with us or require financial assurances from us.

Additionally, all of our indebtedness is senior to the existing common stock in our capital structure. As a result, we believe that seeking bankruptcy court protection under a Chapter 11 proceeding could cause the shares of our existing common stock to be canceled, resulting in a limited recovery, if any, for shareholders of our common stock, and would place shareholders of our common stock at significant risk of losing all of their investment in our shares.
The audit report we received with respect to our year-end 2017 consolidated financial statements contains an explanatory paragraph referencing our conclusion (in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements) that substantial doubt exists as to our ability to continue as a “going concern.” The Revolver requires us to deliver audited, consolidated and consolidating financial statements with an unqualified opinion of our independent registered public accounting firm, as well as other financial covenant compliance reporting. We entered into the Thirteenth Amendment (as defined below) to the Revolver agreement waiving any such potential defaults. However, our failure in the future to obtain similar relief, if necessary, from reporting and financial covenant compliance requirements under the Revolver could result in an acceleration of all of our outstanding debt obligations.
Under the Revolver, we are required to deliver audited, consolidated and consolidating financial statements with an unqualified opinion of our independent registered public accounting firm, as well as other financial covenant compliance reporting. The audit report prepared by our independent registered public accounting firm, with respect to the financial statements in this Annual Report on Form 10-K, includes an explanatory paragraph referencing our conclusion that substantial doubt exists as to our ability to continue as a “going concern.” On March 30, 2018, we entered into the Consent, Joinder and Thirteenth Amendment to the Revolver ("Thirteenth Amendment"), with our Revolver lenders that waived any such default arising out of the delivery of the audit report prepared by our independent registered public accounting firm, with respect to the financial statements in this Annual Report on Form 10-K, containing such a going concern explanatory paragraph, together with certain other potential reporting and financial covenant defaults. For additional information regarding the Thirteenth Amendment, please see further detail in Item 9B - Other Information.

If an event of default occurs under the Revolver, the lenders could declare the outstanding principal of our debt under the Revolver, together with accrued interest, to be immediately due and payable. In addition, if the lenders under the Revolver accelerate the loans outstanding under the Revolver, there will also be cross-defaults under the indenture related to our 8.75% Notes, which would in turn cross-default the Term Loan credit agreement. If these cross-defaults occurred, our outstanding indebtedness under these senior debt agreements would automatically accelerate.
If all of our outstanding senior indebtedness accelerates, we do not currently have sufficient liquidity to repay such indebtedness and would need additional sources of capital to do so. We could attempt to obtain additional sources of capital from asset sales, public or private issuances of debt, equity or equity-linked securities, debt for equity swaps, or any combination thereof. However, we cannot provide any assurances that we will be successful in obtaining capital from such transactions on acceptable terms, or at all, and if we fail to obtain sufficient additional capital to repay the outstanding indebtedness and provide sufficient liquidity to meet our operating needs, it may be necessary for us to seek protection from creditors under Chapter 11.
We own a controlling interest in WMLP, which qualifies it as a significant subsidiary under our 8.75% Notes indenture, and if indebtedness of greater than $25.0 million is accelerated at WMLP it would cause cross default under the 8.75% Notes indenture, the Term Loan credit agreement, the Revolver agreement and the San Juan Loan agreement.

Because we own approximately 93.94% of the outstanding equity in WMLP (as of December 31, 2017) it is considered a significant subsidiary under the 8.75% Notes indenture. If WMLP defaults on the WMLP Term Loan, and the lenders under that agreement accelerate the indebtedness thereunder in an amount greater than $25.0 million, it would be considered an event of default for our 8.75% Notes. The event of default under our 8.75% Notes would in turn cross-default our Term Loan and Revolver. WMLP recently entered into an agreement with its lenders under the WMLP Term Loan to waive any actual or potential default related to a failure to have certain cash management accounts subject to cash management agreements, or a failure to deliver an unqualified audit opinion (and without an explanatory paragraph referencing WMLP’s conclusion that substantial doubt exists as to its ability to continue as a “going concern”) in connection with delivery of its fiscal year 2017 financial statements, through May 15th, 2018. WMLP's failure to obtain permanent relief from its requirement to deliver an unqualified audit opinion in connection with delivery of its fiscal year 2017 financial statement could result in an acceleration of all of our outstanding debt obligations.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.
We have a substantial amount of indebtedness. At December 31, 2017, we had a total outstanding indebtedness of approximately $1,076 million as detailed in Note 8 - Debt And Lines Of Credit to the consolidated financial statements. Our substantial amount of indebtedness could have important consequences. For example, it could:

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

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to satisfy our obligations under the 8.75% Notes, the Term Loan, the San Juan Loan and the Revolver. In conjunction with our acquisition of the Westmoreland Resources GP, LLC, the general partner of WMLP, WMLP entered into the WMLP Term Loan to refinance it’s indebtedness. Although the WMLP Term Loan is consolidated in our financial statements due to our ownership of the GP and controlling interest in WMLP, neither Westmoreland nor any of its restricted subsidiaries are obligors under the WMLP Term Loan and the loan will be non-recourse to Westmoreland and its wholly owned subsidiaries' assets. However, an acceleration of indebtedness greater than $25.0 million at WMLP would cause cross default of the 8.75% Notes, the Term Loan and the Revolver. If we further increase our indebtedness, the related risks that we now face, including those described above, could intensify.
If we fail to comply with certain covenants in our various debt arrangements it could cross-default other senior debt agreements within our capital structure, as well as negatively affect our liquidity and ability to finance our operations.
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

Access to our Revolver is dependent upon our compliance with certain financial ratio covenants. This includes a minimum fixed charge coverage ratio of 0.90 in certain quarters for both the US and Canada components of the Restricted Group and 1.10 for the Restricted Group on a consolidated basis. The fixed charge coverage ratio is generally calculated based on Adjusted EBITDA (as defined in the debt agreement) divided by scheduled principal and interest payments for the most recently completed four quarters. Additionally, the San Juan Loan requires a minimum debt service coverage ratio of 1.05. The debt service coverage ratio is generally calculated as cash generated by the borrower and its subsidiaries divided by required debt service payments, including scheduled principal and interest payments. Breaches of the Revolver financial covenants would cause a cross-default of the 8.75% Notes and the Term Loan. After the effects of the Thirteenth Amendment, we are in compliance with the financial covenants for the year ended December 31, 2017, however, we cannot assure future compliance with the financial covenants contained in our senior debt agreements detailed herein.

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

If our cash flow and capital resources are insufficient to meet our debt service obligations, to fund our other liquidity needs, or comply with our financial covenants, we may need to renegotiate our debt covenants, restructure or refinance all or a portion of our debt before maturity, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures, or sell material assets or operations. We cannot assure you that we would be able to renegotiate our covenants, refinance or restructure our indebtedness, obtain equity capital, or sell assets or operations on commercially reasonable terms or at all. In addition, the terms of existing or future debt instruments may limit or prevent us from taking any of these actions.

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
Environmental regulations that had become increasingly stringent, as well as increased pressure from environmental activists, may reduce demand for our products. For example, in June of 2015, the U.S. Court of Appeals for the Ninth Circuit found that the EPA had failed to adequately explain its decision to require less stringent emission control technology for nitrogen oxides at Colstrip Units 1 & 2, and vacated the EPA's Best Available Retrofit Technology ("BART") analysis and remanded it to the EPA for further proceedings. The EPA has not yet taken action on a new regional haze plan as a result of the Ninth Circuit's decision. In 2013, environmental groups also filed a citizen suit complaint in Montana district court asserting that the owners and operators of Colstrip are in violation of Clean Air Act requirements. In July 2016, Colstrip owners entered into a settlement agreement with Sierra Club to dismiss the Clean Air Act violations in exchange for retirement of Units 1 and 2 no later than July 1, 2022. As a result of the settlement agreement, we expect to lose coal sales of approximately 2.3 million tons per year beginning the year of retirement. The loss of the sale of this tonnage at our Colstrip mine could have a material adverse effect on the mine’s revenues and profitability.
Additionally, PacifiCorp Energy Inc., the owner of the Naughton Power Station located adjacent to our Kemmerer mine, which is our Kemmerer mine’s primary customer, has abandoned plans to convert Unit 3 at the Naughton Power Station to 100% natural gas fueling. Instead, the owner has stated that it intends to retire Unit 3 at the Naughton Power Station at the end of 2018. This retirement will result in the loss of coal sales at our Kemmerer mine, however, price protections built into the contract that are in effect until 2021 will partially offset the effects of a lower sales volume. Despite these price protections, the lost sales at the Kemmerer mine could have a material adverse effect on the mine’s revenues and profitability and on our operating results. Additional power plants that buy our coal may be considering or may consider in the future fuel source conversion or decreased operations in order to avoid costly upgrades of pollution control equipment, and such steps, if taken, could result in a reduced demand for our products and materially and adversely affect our revenues and profitability.
In May 2015, the EPA and the Corps issued a final rule to clarify which waters and wetlands are subject to regulation under the CWA. The implementation of this rule was stayed nationwide in October 2015, and on February 6, 2018, the EPA published in the Federal Register a rule delaying implementation of the rule by two years (through February 6, 2020).
In January 2017, the Corps issued general nationwide permits for specific activities, including surface coal mining activities. Permitting challenges may increase if our activities do not qualify for nationwide permit coverage. A change in CWA jurisdiction and permitting requirements could increase or decrease our permitting and compliance costs.
The EPA has executed a final rule relating to the disposal of CCR from electric utilities, though pending proposals would amend the final rule. The changes to the management of CCR could increase our and our customers’ operating costs and reduce sales of coal.
In December 2016, the OSM published the final Stream Protection Rule to reduce the environmental impact of surface coal mining operations.  The rule included the expansion of baseline data requirements and post-mining restoration requirements.  Under the Congressional Review Act, Congress approved H.J. Res. 38, disapproving the Stream Protection Rule.  President Trump signed H.J. Res. 38 on February 16, 2017.  On November 17, 2017, the OSM published notice in the Federal Register that it removed the text of the Stream Protection Rule from the Code of Federal Regulations and restored the text of the regulations to how it appeared on January 18, 2017. The regulations now in effect are those that were in place on January 18, 2017.
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
In 2017, our Coal - U.S. segment derived approximately 83% of its total revenues from coal sales to four customers: Public Service Company of New Mexico (36%), Colstrip Units 3&4 (24%), Colstrip Units 1&2 (12%) and AEP (11%). Our Coal - Canada segment derived approximately 86% of its total revenues from coal sales to three customers: SaskPower (44%), Trafigura Pte. Ltd. (26%) and ATCO Power (16%). Our Coal - WMLP segment derived approximately 67% of its total coal revenues from sales to three customers: Pacificorp Energy, Inc. (34%), AEP (23%) and East Kentucky Power Cooperative (10%). Interruption in the purchases of coal by our principal customers could significantly affect our revenues.
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
Certain of our long-term contracts are set to expire in the next several years. Our contracts to fuel the Sherburne County Station in Minnesota have historically been three-year rolling contracts, and as of December 31, 2017, we have contracted tons through 2018 with one owner and through 2019 with another owner. Our contract with Coyote Station, located adjacent to our Beulah mine and averaging approximately 2.5 million tons of coal sold per year, expired in May 2016. Our contract with NRG at Jewett expired two years early on December 31, 2016 (during 2016 we supplied NRG with 3.7 million tons), and we have been notified that our contract with Colstrip Units 1 & 2 will be terminated three years early in 2019 which equates to approximately 2.3 million tons annually and $10.7 million in operating income annually. Our contract with Colstrip Units 3 & 4 expires in December 2019. Should we be unable to successfully renew any of our expiring contracts, the reduction in the sale of our coal would adversely affect our operating results and liquidity and could result in significant impairments to the affected mine should the mine be unable to execute a new long-term coal supply agreement. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or the customer during the duration of specified events beyond the control of the affected party. Such agreements may also prohibit us from passing certain increased costs resulting from changes in regulations to our customers. Additionally, many of our coal supply agreements contain provisions allowing customers to suspend acceptance of coal shipments if coal delivered does not meet certain quality thresholds.
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
In the absence of long-term contracts, WMLP’s customers may decide to purchase fewer tons of coal than in the past or on different terms, including different pricing terms. Negotiations to extend existing contracts or enter into new long-term contracts with those and other customers may not be successful, which would negatively affect WMLP’s ability to meet its obligations as they become due and, in turn, would negatively affect our consolidated results.

Our Buckingham and San Juan mines may subject us to increased regulation and risks associated with underground mining.
Our Buckingham and San Juan mines primarily consist of underground mines. Underground mining operations are generally subject to more stringent safety and health standards than surface mining operations. More stringent state and federal mine safety laws and regulations have included increased sanctions for non-compliance. Future workplace accidents are likely to result in more stringent enforcement and possibly the passage of new laws and regulations. Our underground mining operations subject us to increased regulatory scrutiny and increased costs of regulatory compliance.
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
The difference between pension plan obligations and assets, or the funded status of the pension plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of pension plan funding, cause volatility in the net periodic benefit cost and increase our future funding requirements. See Note 10 - Pension And Other Saving Plans to the consolidated financial statements for the projected benefit obligation under our defined benefit pension plans at year end and the fair value of plan assets. This note also details our contributions to these pension plans and accrued expenses related thereto in the current year. The current economic environment increases the risk that we may be required to make even larger contributions in the future.
If our assumptions regarding our future expenses related to employee benefit plans are incorrect, then expenditures for these benefits could be materially higher than we have assumed. In addition, we may have exposure under those plans that extend beyond what our obligations would be with respect to our own employees.
We provide various postretirement medical benefits, black lung and workers’ compensation benefits to current and former employees and their dependents. We calculate the total accumulated benefit obligations according to guidance provided by U.S. GAAP. We estimate the present value of our postretirement medical, black lung and workers’ compensation benefit obligations to be $332.1 million, $18.2 million and $4.3 million, respectively, at December 31, 2017. Our Canadian operations have an obligation to provide postretirement health coverage for eligible current union employees, as described in greater detail below. We have estimated these unfunded obligations based on actuarial assumptions and if our assumptions do not materialize as expected, cash expenditures and costs that we incur could be materially different.
Moreover, regulatory changes could increase our obligations to provide these or additional benefits. We participate in defined benefit multi-employer funds that were established in connection with the Coal Act, which provides for the funding of health and death benefits for certain UMWA retirees. See Note 9 - Postretirement Medical Benefits to the consolidated financial statements for our contributions to these funds which could increase as a result of a shrinking contribution base due to the insolvency of other coal companies that currently contribute to these funds, lower than expected returns on fund assets or other funding deficiencies.
We could also have obligations under the Tax Relief and Health Care Act of 2006 (“2006 Act”). The 2006 Act authorized up to a maximum of $490 million in federal contributions to pay for certain benefits, including the healthcare costs under certain funds created by the Coal Act for “orphans,” i.e. retirees from companies that subsequently ceased operations, and their dependents. However, if Congress were to amend or repeal the 2006 Act or if the $490 million authorization were insufficient to pay for these healthcare costs, we, along with other contributing employers and certain affiliates, would be responsible for the excess costs.

We also contribute to a multi-employer defined benefit pension plan, the Central Pension Fund of the Operating Engineers (“Central Pension Fund”), on behalf of employee groups at our Colstrip, Absaloka and Savage mines that are represented by the International Union of Operating Engineers (“IUOE”). The Central Pension Fund is subject to certain funding rules contained in the Pension Protection Act of 2006 (“PPA”). Under the PPA, if the Central Pension Plan fails to meet certain minimum funding requirements, it would be required to adopt a funding improvement plan or rehabilitation plan. If the Central Pension Fund adopted a funding improvement plan or rehabilitation plan, we could be required to contribute additional amounts to the fund. As of January 31, 2018, its last completed fiscal year, the Central Pension Fund reported that it was underfunded. If we were to partially or completely withdraw from the fund at a time when the Central Pension Fund was underfunded, we would be liable for a proportionate share of the fund’s unfunded vested benefits, and this liability could have a material adverse effect on our financial position.
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
See Note 11 - Asset Retirement Obligations to the consolidated financial statements for our gross reclamation estimate and mine-closing liabilities which are based upon projected mine lives, current mine plans, permit requirements and our experience. The note details reclamation deposits held by us and received from customers to provide for these obligations. The note also shows our estimated obligation for final reclamation that was not the contractual responsibility of others or covered by offsetting reclamation deposits and how much we must recover from revenues to fund this deficit. Although we update our estimated costs annually, our recorded obligations may prove to be inadequate due to changes in legislation or standards and the emergence of new restoration techniques. Furthermore, the expected timing of expenditures could change significantly due to changes in commodity costs or prices that might curtail the life of an operation. These recorded obligations could prove insufficient compared to the actual cost of reclamation. Any underestimated or unidentified close down, restoration or environmental rehabilitation costs could have an adverse effect on our reputation as well as our asset values, results of operations and liquidity.
If the cost of obtaining new reclamation bonds and renewing existing reclamation bonds increases or if we are unable to obtain additional bonding capacity, our operating results could be negatively affected.
We are required to provide bonds to secure our obligations to reclaim lands used for mining. We must post a bond before we obtain a permit to mine any new area. These bonds are typically renewable on a yearly basis. Bonding companies require that applicants collateralize portions of their obligations to the bonding company. In 2017, we paid approximately $11.0 million in premiums and fees related to our reclamation bonds. If the bonding premium or collateral requirements increase, any cash that we provide to collateralize our obligations to our bonding companies is not available to support our other business activities and our results of operations could be negatively affected. Additionally, if we are unable to obtain additional bonding capacity due to cash flow constraints, we will be unable to begin mining operations in newly permitted areas, which would hamper our ability to efficiently meet our current customer contract deliveries, expand operations, and increase revenues.
Our coal mining operations are subject to external conditions that could disrupt operations and negatively affect our results of operations.
With the exception of the Buckingham and San Juan mines, our coal mining operations are all surface mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production, and increase the cost of mining at particular mines for varying lengths of time. These conditions or events include: unplanned equipment failures; geological, hydrological or other conditions such as variations in the quality of the coal produced from a particular seam; variations in the thickness of coal seams and variations in the amounts of rock and other natural materials that overlie the coal that we are mining; weather conditions; and competition and/or conflicts with natural gas and other resource extraction activities and production within our operating areas. For example, we have endured poor rail performance at the Absaloka and Coal Valley mines, unprecedented rain at the Kemmerer mine, and unanticipated maintenance of certain of our draglines, all of which interrupted deliveries. Major disruptions in operations at any of our mines over a lengthy period could adversely affect the profitability of our mines.
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
Unplanned outages and extensions of scheduled outages due to mechanical failures or other problems occur from time to time at our power plant customers and are an inherent risk of our business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues because of selling fewer tons of coal. For example, the Conesville power plant, which is the largest customer of our Buckingham mine, experienced an unexpected shutdown in the first and second quarters of 2015. The plant was brought back into operation in the third quarter of 2015, but was subsequently taken back out of production to address vibration issues caused by a malfunctioning fan in one of the units. The Conesville plant ran at half its capacity until the necessary repairs were completed in early December 2015. We maintain business interruption insurance coverage at some of our mines to lessen the impact of events such as this. However, business interruption insurance may not always provide adequate compensation for lost coal sales, and significant unanticipated outages at our power plant customers which result in lost coal sales could result in significant adverse effects on our operating results. Additionally, our Beulah mine filed an intercompany business interruption claim with WRMI, our captive insurance subsidiary, in the second quarter of 2015, which resulted in an increase in operating expenses in our Corporate segment.
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
Mining at WMLP's mines is more complex and involves more regulatory constraints than mining in other areas of the United States.
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

Our future success depends upon our ability to continue acquiring and developing coal reserves through acquisition that are economically recoverable and to raise the capital necessary to fund our expansion.
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

Our cash flow depends, in part, on the available cash and distributions of WMLP, which did not occur in the fourth quarter of 2017 and we do not expect to occur again in the near future.

We previously expected our partnership interests in WMLP to be significant cash-generating assets, however, in the fourth quarter 2017 WMLP did not make a distribution as a result of failure to meet distribution covenants within the WMLP Term Loan Facility financing agreement. Our cash flow from WMLP's operations is dependent upon the ability of WMLP to make quarterly distributions to its unitholders, including us. If WMLP cannot regain compliance with its distribution covenants or it does not have sufficient available cash each quarter to enable it to pay distributions, it will continue to negatively impact us. Additionally, the amount of cash WMLP can distribute on its units principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

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
Any adverse change in these and other factors could result in a decline in WMLP’s ability to have sufficient cash to pay distributions and, in turn, would negatively affect our cash flow. Because of its distribution covenants, WMLP distributions of cash largely ceased to us and are not expected to resume at significant levels for the foreseeable future.

Our deferred tax assets could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

We have significant deferred tax assets related to net operating loss carryforwards and other tax benefits of WCC and its subsidiaries (collectively, the “Deferred Tax Assets”). Under federal tax laws, we can carry forward and use our Deferred Tax Assets to reduce our future taxable income and tax liabilities until such Deferred Tax Assets expire in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 and Section 383 of the Code provide an annual limitation on our ability to utilize our Deferred Tax Assets, as well as certain built-in-losses, against future taxable income in the event of a change in ownership (as defined under the Code). While we have adopted the Rights Plan to protect stockholder value by attempting to diminish the risk that the Company’s ability to use its Deferred Tax Assets (See Note 17. Income Tax to the consolidated financial statements for details) may become substantially limited, we could experience a change in ownership in the future as a result of changes in our stock ownership that are beyond our control, and any such subsequent changes in ownership for purposes of the Code could further limit our ability to use our Deferred Tax Assets. Accordingly, any such occurrences could adversely impact our ability to offset future tax liabilities and, therefore, adversely affect our financial condition, results of operations and cash flow.

The conversion of Series B Units of WMLP back to Common Units in WMLP is anticipated to result in additional tax losses being allocated to us that may occur over multiple years.
The Series B Units are convertible on a one-for-one basis into Common Units on the day after the record date for a cash distribution on the Common Units in which WMLP is unable to make such a distribution without exceeding its restricted payment basket under the WMLP Term Loan Facility. The Series B Units will also convert automatically upon a change of control or a dissolution or liquidation of WMLP. Upon the conversion of Series B Units to Common Units, allocations of income, gain, loss or deduction will be made to cause the Common Units received to be fungible with the Common Units held by others. It is anticipated that this will result in an allocation of losses or deductions to WMLP. While the conversion of a Series B Unit occurs at a particular time, the allocations may occur over multiple years. If the allocations do not occur in the same year as the conversion, we will have fewer losses or deductions in that year than otherwise might be the case.
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
Conflicts of interest exist and may arise in the future as a result of the relationships between us and our affiliates, on the one hand, and WMLP and its limited partners, on the other hand. The directors and officers of the GP have fiduciary duties to manage WMLP in a manner beneficial to us, as the sole member of the GP. At the same time, the GP has fiduciary duties to manage the limited partnership in a manner beneficial to WMLP and its limited partners. The board of directors of the GP, and in certain cases the conflicts committee of the board, will resolve any such conflict and has broad latitude to consider the interests of all parties to the conflict. The resolution of these conflicts may not always be in our best interest. For example, conflicts of interest with WMLP may arise in the following situations:

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and WMLP, on the other hand; and

•	the determination of the amount of cash to be distributed to WMLP’s limited partners and the amount of cash to be reserved for the future conduct of WMLP’s business.
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
In addition, WMLP depends upon barge, rail and truck systems to deliver coal to its customers. Disruptions in transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could impair WMLP’s ability to supply coal to its customers. Certain states have increased enforcement of weight limits on coal trucks on their public roads. It is possible that all states in which WMLP’s coal is transported by truck may modify their laws to limit truck weight limits. Such legislation and enforcement efforts could result in shipment delays and increased costs, which could have an adverse effect on WMLP’s ability to increase or to maintain production and could adversely affect its revenues.
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
Certain of our long-term coal contracts are “cost protected” in that they typically contain either full pass-through of our costs or price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised in line with broad economic indicators such as the Consumer Price Index, commodity-specific indices such as the PPI-light fuel oils index, and/or changes in our actual costs.
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
As of December 31, 2017, approximately 60% of our total workforce is represented by three labor unions, the IUOE, the International Brotherhood of Electrical Workers and the UMWA. Our unionized workforce is spread out amongst the majority of our surface mines and our San Juan mine. As a majority of our workforce is unionized, there may be an increased risk of strikes and other labor disputes, and our ability to alter labor costs is subject to collective bargaining.
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
We are dependent on retaining existing employees and attracting additional qualified employees to meet current and future needs. We face intense competition for qualified employees, and there can be no assurance that we will be able to attract and retain such employees or that such competition among potential employers will not result in increasing salaries. We rely on employees with unique skill sets to perform our mining operations, including engineers, mechanics and other highly skilled individuals. An inability to retain existing employees or attract additional employees in light of recent Company disclosure regarding its ability to continue as a going concer, especially with mining skills and background, could have a material adverse effect on our business, cash flows, financial condition and results of operations.
As a result of the acquisition of the Canadian mines, we are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates between the U.S. and Canada.
As a result of the acquisition of the Canadian mines, we face increased exposure to exchange rate fluctuations between the Canadian dollar and U.S. dollar. We realize a large portion of our revenues from sales made from the Canadian assets in Canadian dollars, and almost all of the expenses incurred by the Canadian assets are recognized in Canadian dollars. The exchange rate of the Canadian dollar to the U.S. dollar has been at or near historic highs in recent years, settled at a relatively weak position during 2016 and recovered slightly in 2017. If the Canadian dollar remains weak in comparison to the U.S. dollar, earnings generated from our Canadian operations will translate into reduced earnings in the Consolidated Statements of Operations reported in U.S. dollars. In addition, our Canadian entities record certain accounts receivable and accounts payable, which are denominated in Canadian dollars. Foreign currency transactional gains and losses are realized upon settlement of these assets and obligations.
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
In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was enacted, impacting our costs of providing healthcare benefits to our eligible active employees, with both short-term and long-term implications. In the short term, our healthcare costs could increase due to, among other things, an increase in the maximum age for covered dependents to receive benefits, changes to benefits for occupational disease related illnesses, the elimination of lifetime dollar limits per covered individual and restrictions on annual dollar limits per covered individual. In the long term, our healthcare costs could increase for these same reasons, as well as due to an excise tax on “high cost” plans, among other things. However, implementation of this excise tax, which would impose a 40% excise tax on employers to the extent that the value of their healthcare plan coverage exceeds certain dollar thresholds, has been delayed until 2022. We anticipate that certain governmental agencies will provide additional regulations or interpretations concerning the application of this excise tax. We will continue to evaluate the impact of the PPACA, including any new regulations or interpretations, in future periods. Any increase in cost, as a result of legislation or otherwise, could adversely affect our business, financial condition and/or results of operations.

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
A few of our competitors in the North American coal industry are major coal producers who have significantly greater financial resources than we do. The intense competition among coal producers may impact our ability to retain or attract customers and may therefore adversely affect our future revenues and results of operations. Among other things, competitors could develop new mines that compete with our mines, have higher quality coal than our mines or build or obtain access to rail lines that would adversely affect the competitive position of our mines. The recent emergence from restructuring events of several North American coal producers may have strengthened their positions within the competitive markets in which we sell coal, the near and long-term effects of such on our competitive position is unclear.
Any change in consumption patterns by utilities away from the use of coal could affect our ability to sell the coal we produce or the prices that we receive.
In addition to competing with other coal producers, we compete generally with producers of other fuels. In 2017, the electric utility industry accounted for the majority of coal consumption in the U.S. and Canada. The demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, hydro, natural gas and fuel oil as well as alternative sources of energy affects the amount of coal consumed by the electric utility industry. A decrease in coal consumption by the electric utility industry could adversely affect the demand for, and price of, coal, which could negatively impact our results of operations and liquidity. Though certain of our contracts contain take or pay provisions, only some of our contracts guarantee the purchase of fixed quantities of coal and, as a result, in certain economic environments revenue can fall despite these long-term contracts.
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
New legislation or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure, or our customers’ ability to use coal. New legislation or administrative regulations (or new judicial interpretations or administrative enforcement of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs. These regulations, if proposed and enacted in the future, could have a material adverse effect on our financial condition and results of operations. For additional information regarding specific regulations that impact our operations, see Item 1 - Business - Material Effects of Regulation.
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
GHG emissions have increasingly become the subject of international, national, state, provincial and local attention. Coal-fired power plants can generate large amounts of GHG emissions. Accordingly, legislation or regulation intended to limit GHGs will likely indirectly affect our coal operations by limiting our customers’ demand for our products or reducing the prices we can obtain, and also may directly affect our own power operations. In the United States, the EPA, acting under existing provisions of the federal Clean Air Act, has promulgated GHG-related reporting and permitting rules. Portions of the EPA’s GHG permitting rules, which were the subject of litigation by some industry groups and states, were struck down in part by the U.S. Supreme Court, but the EPA’s authority to impose GHG control technologies on a majority of large emissions sources, including coal-fired electric utilities, remain in place. In furtherance of President Obama’s Climate Action Plan announced in June 2013, the EPA issued in August 2015 final standards for GHG emissions from existing fossil-fuel fired power plants, as well as new, modified and reconstructed fossil-fuel fired power plants. The Clean Power Plan sets standards for existing sources as stringent state-specific carbon emission rates to be phased in between 2020 and 2030. The rule would give states the discretion to use a variety of approaches - including cap-and-trade programs - to meet the standard. In February of 2016, however, the Supreme Court issued an order staying the Clean Power Plan pending judicial review of the rule by the U.S. Court of Appeals for the D.C. Circuit as well as potential review by the Supreme Court. The D.C. Circuit issued an expedited briefing schedule for challenges to the rule, and an en banc court heard oral argument on September 27, 2016. On March 28, 2017, however, the EPA moved to hold the consolidated cases in abeyance pending its reconsideration of the Clean Power Plan, pursuant to President Trump’s March 28, 2017 EI Order. On April 28, 2017, the D.C. Circuit granted the motion and required the EPA to file regular status reports. The EPA’s most recent status report indicates that on October 10, 2017, the EPA “Administrator signed a Federal Register notice proposing to repeal the Clean Power Plan on the grounds that it exceeds EPA’s statutory authority under a proposed change in the Agency’s interpretation of section 111 of the [CAA].” (D.C. Cir. No. 15-1363; Feb. 9, 2018). On March 1, 2018, the court ordered that the consolidated cases remain in abeyance.
Any final rule promulgated by the Trump Administration regarding GHG emission standards will be subject to judicial review. As such, it is unclear whether the appellate process regarding NSPS or the Clean Power Plan will continue. If either rule is upheld in its current form, it is likely that demand for coal will decrease and adversely impact our business. In addition, coal-fired power plants, including new coal-fired power plants or capacity expansions of existing plants, have become subject to opposition by environmental groups seeking to curb the environmental effects of GHG emissions. It is difficult to predict at this time the effect these rules would have on our revenues and profitability. For additional information, see Item 1 - Business -

Material Effects of Regulation - U.S. Regulation.
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
Various Canadian provincial governments and other regional initiatives are moving ahead with GHG reduction and other initiatives designed to address climate change. For example, under the Climate Change and Emissions Management Act, the Province of Alberta enacted the “Specified Gas Emitters Regulation” (effective through December 31, 2017), which was replaced by the “Carbon Competitiveness Incentive Regulation” (effective January 1, 2018). As of January 1, 2008, this enactment requires certain existing facilities with direct emissions of 100,000 metric tons or more of certain specified gases to ensure that the net emissions intensity for a year for an established facility must not exceed 88% of the baseline emissions intensity for the facility. For the 2016 compliance period, Coal Valley mine was not required to purchase fund credits. For the 2017 compliance period, the calculations indicate that the Coal Valley mine will be required to purchase fund credits. The Government of Alberta has also introduced a complementary Specified Gas Reporting Regulation, which came into force on October 20, 2004. This legislation requires all industrial emitters emitting 10,000 tonnes or more of specified gases to report their annual emissions in accordance with the specified Gas Reporting Standard published by the Government of Alberta. In Saskatchewan, Bill 126, The Management and Reduction of Greenhouse Gases Act, was passed in 2010 but only limited sections have been proclaimed in force. The legislation provides a framework for the control of GHG emissions by regulated emitters and the remainder are expected to be proclaimed once accompanying draft regulations are finalized. In Alberta, the Government commissioned the Alberta Climate Leadership Panel to make policy recommendations for Alberta to enact to combat climate change. On November 20th, 2015, the Alberta Climate Leadership Panel published a report entailing policy recommendations including the shutdown of coal-fired power generation by the year 2030 and changes to the legislation that would see costs of emissions to large emitters increase. The Government of Alberta took steps to implement some of the recommendations in the report including steps related to the shutdown of coal-fired power generation by the year 2030 and a carbon levy. The full effects of these actions of the Alberta Government, and any other new legislation, are unknown at this time. See Item 1 - Business - Material Effects of Regulation - Canadian Regulation.
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
Our customers are subject to extensive environmental regulations particularly with respect to air emissions other than GHG. Coal contains impurities, including but not limited to sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. The emission of these and other substances is extensively regulated at the federal, state, provincial and local level, and these regulations significantly affect our customers’ ability to use the coal we produce and, therefore, the demand for that coal. The EPA has issued a number of significant regulations to impose more stringent requirements relating to air, water and waste controls on electric generating units. For more details, see Item 1 - Business - Material Effects of Regulation.
Considerable uncertainty is associated with air emissions initiatives, and it is unclear how the Trump Administration will proceed with both its review of previous rules and new rulemakings. New regulations are in the process of being developed, and many existing and potential regulatory initiatives are subject to review by federal or state agencies or the courts. Stringent air emissions limitations are already in place, and these limitations will likely require significant emissions control expenditures for many coal-fired power plants. For example, the owners of Units 3 & 4, adjacent to our Colstrip mine, are getting considerable pressure from environmental groups to install Selective Catalytic Reduction (“SCR”) technology. Should the owners be forced by the EPA to install such technology, the capital requirements could make the continued operation of the two units unsustainable. As a result, Colstrip and other similarly-situated power plants may switch to other fuels that generate fewer of these emissions or may install more effective pollution control equipment that reduces the need for low-sulfur coal. Any switching of fuel sources away from coal, closure of existing coal-fired power plants, or reduced construction of new coal-fired power plants could have a material adverse effect on demand for, and prices received for, our coal. Alternatively, less stringent air emissions limitations, particularly related to sulfur, to the extent enacted, could make low-sulfur coal less attractive, which could also have a material adverse effect on the demand for, and prices received for, our coal.
The regulation of air emissions in Canada may also reduce the demand for the products of the operations we acquired in the acquisition of the Canadian mines. Specifically, the Alberta Climate Change and Emissions Management Act, 2003 (“CCEM Act”) and the Canadian Environmental Protection Act, 1999 (“CEPA, 1999”) and the provision for the reporting of pollutants via the National Pollutant Release Inventory (“NPRI”), could also have a significant effect on the customers of our Canadian mines, which in turn could, over time, significantly reduce the demand for the coal produced from those mines.
The customers of our Canadian mines must comply with a variety of environmental laws that regulate and restrict air emissions, including the CCEM Act and its regulations, and the CEPA, 1999. Because many of these customers’ activities generate air emissions from various sources, compliance with these laws requires our customers in Canada to make investments in pollution control equipment and/or address emissions limits exceedances, and to report to the relevant government authorities if any emissions limits are exceeded or are made in contravention of the applicable regulatory requirements.
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

Risk Factors Relating to our Equity

Our failure to meet the continued listing requirements of The Nasdaq Global Market could result in a delisting of our common stock and make harder for shareholders to trade in our common stock.

Our common stock is listed on The Nasdaq Global Market, which imposes, among other requirements, a minimum bid price requirement and a minimum market value requirement. If the closing bid price for our common stock is less than $1.00 per share for 30 consecutive business days or the total market value of publicly held shares of the Company closes at less than $15 million for 30 consecutive business days, Nasdaq may send us a notice stating we will be provided a period of 180 days to regain compliance with these requirements or else Nasdaq may make a determination to delist our common stock. On March 22, 2018 our stock had traded for less than $1.00 for 30 consecutive business days, and we received notice of non-compliance from The Nasdaq Global Market. We have a 180 calendar day grace period, or until September 18, 2018, to regain compliance with the minimum bid price requirement. The continued listing standard will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. On March 23, 2018 our common stock's market value for publicly held shares closed below $15 million for 30 consecutive business days, and we received a second notice of non-compliance from The Nasdaq Global Market. We have a 180 calendar day grace period, or until September 19, 2018, to regain compliance with the market value requirement. The continued listing standard will be met if our common stock has a total market value for publicly held shares at closing greater than $15 million for a minimum of 10 consecutive business days during the 180 calendar day grace period. The failure to meet either of these continuing compliance standards subjects our common stock to delisting.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from The Nasdaq Global Market, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. There can be no assurance that we will be successful in regaining compliance. Moreover, there is no assurance that any actions that we take to restore our compliance with Nasdaq's listing requirements would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from remaining below the Nasdaq minimum bid price or total market value required for continued listing or prevent future non-compliance with asdaq's listing requirements. Delisting may also result in our common stock trading on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

In addition to the foregoing, if our common stock is delisted from Nasdaq and it trades on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The last reported trade of our Company common stock on The Nasdaq Global Market was at a price below $5.00 per share. If our common stock is delisted from Nasdaq and it trades on the over-the-counter market at a price of less than $5.00 per share, our common stock would be considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.
Provisions of our certificate of incorporation, bylaws, Delaware law and our stockholder rights plan or "poison pill," may have anti-takeover effects that could prevent a change of control of our company that stockholders may consider favorable, and the market price of our common stock may be lower as a result.

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
On September 2, 2017, the board of directors of the Company adopted a tax benefits preservation plan or stockholder rights plan (the "Rights Plan"). The purpose of the Rights Plan is to minimize the likelihood of an ownership change occurring for Section 382 purposes and thus protect the Company's ability to utilize its Deferred Tax Assets (as defined below) to offset future income. The Rights Plan is intended to act as a deterrent to any person or group acquiring “beneficial ownership” of 4.75% or more of the outstanding shares of the Company's common stock, par value $0.01 per share without the approval of the board of directors. The description and terms of the Rights (as defined below) applicable to the Rights Plan are set forth in the 382 Rights Agreement, dated as of September 5, 2017 (the “Rights Agreement”), by and between WCC and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent.
Each of these provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock and may have the effect of delaying or preventing a change in control. Provisions in the indenture governing the 8.75% Notes regarding certain change of control events could have a similar effect.

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
The owners of SJGS, San Juan’s primary customer, shut down half of its power producing units at the end of 2017, which we expect will result in a significant decrease in SJGS’s demand for coal produced by the San Juan mine.
On October 1, 2014, SJGS reached an agreement with the New Mexico agencies, non-governmental organizations, and the EPA to shut down two of its power generating units by December 31, 2017 to comply with requirements under the Clean Air Act. Under the same agreement, SJGS also agreed to install selective non-catalytic reduction (“SNCR”) emission control technology on its two units that will remain active, with the deadline for that installation at the end of 2016. Following the shutdown of the units, four of SJGS’s nine owning utilities will cease ownership, with PSNM and Tucson Electric expected to remain as the primary customers of the station. In August 2015, the parties agreed to modifications to the original agreement. The modifications did not alter provisions requiring installation of SNCR or shut down of two of the units, but it did include a commitment by PSNM to make a filing before the New Mexico PRC demonstrating the ongoing economic viability of SJGS beyond 2022. This agreement has not yet been approved by the New Mexico PRC. in December 2017, the owners of SJGS closed units 2 and 3, and as such, the demand for coal produced by the San Juan mine will decrease significantly negatively impacting our results of operations and financial condition unless we are able to find a suitable alternative customer for the coal produced by the San Juan mine. Because the San Juan mine is a mine-mouth facility, we may have difficulty identifying customers.

SJCC is subject to pending litigation that could result in the temporary interruption of its mining operations.
SJCC is subject to certain litigation related to its operations, including an Action filed by WildEarth Guardians (“WEG”) on February 27, 2013, in the United States District Court for the District of Colorado seeking review of the Office of Surface Mining (“OSM”) decisions and decisions of the Assistant Secretary of the Interior approving mine plans or mine plan amendments concerning seven separate coal mines in Colorado, Montana, New Mexico, and Wyoming. Among the decisions being challenged is the January 2008 approval of the mining plan modification for the San Juan mine. WEG alleges that in approving the plans or plan amendments, OSM engaged in a “pattern and practice of failing to comply with” the requirements of the National Environmental Policy Act by failing “to ensure that the public was appropriately involved in the adoption of” the mine plans and by failing to “take a hard look at a number of potentially significant environmental impacts.” On February 7, 2014, the case was transferred to the U.S. District Court for the District of New Mexico. On March 14, 2014, WEG filed an amended petition. On August 31, 2016 Judge Robert Junell issued a decision that (1) granted OSM’s motion for a voluntary remand back to the agency to conduct the required NEPA process as it relates to WEG’s claimed deficiencies, and (2) mandated that OSM and SJCC conduct an Environmental Impact Statement (“EIS”) to address the alleged deficiencies of the original NEPA process within a three year time frame at which time automatic vacatur of the mining permit would occur absent a showing of good cause by the parties. OSM selected a contractor to perform the required NEPA related services in support of the EIS in early December 2016. Currently, SJCC is working with all interested parties to maintain the three-year schedule to complete the requisite NEPA analysis. Though SJCC is free to continue operating under the existing permit during the three-year timeframe that the EIS is being conducted, any interruption of mining activities at SJCC could have an adverse impact on our results of operations and financial condition.
We may not have uncovered all risks associated with our acquisition activity, and significant liabilities related to such activity of which we are not aware may exist now or arise in the future.
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
We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and may result in a negative impact on income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results. See Note 18 - Commitments And Contingencies to the consolidated financial statements for a description of our pending legal proceedings, which information is incorporated herein by reference.

ITEM 4	— MINE SAFETY DISCLOSURE.
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Section 1503(a) of the Dodd-Frank Act contains reporting requirements regarding mine safety. Mine safety violations or other regulatory matters, as required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, are included as Exhibit 95.1 - Mine Safety Disclosure to this Annual Report on Form 10-K.

PART II

ITEM 5	— MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is listed and traded on the Nasdaq Global Market under the symbol WLB.
Holders
As of March 29, 2018, there were 1,385 holders of record of our common stock.
The following table shows the range of sales prices for our common stock for the past two years, as reported by the Nasdaq Global Market:

	Sales Prices Common Stock
	High	Low
2016
First Quarter	$8.05	$3.44
Second Quarter	10.03	6.15
Third Quarter	10.44	7.49
Fourth Quarter	19.92	8.26

2017
First Quarter	$19.03	$11.58
Second Quarter	15.28	4.33
Third Quarter	4.93	1.88
Fourth Quarter	3.13	0.95
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
Issuer Purchases of Equity Securities
The Company's purchases of its common stock during the year ended December 31, 2017 were as follows:

For the Year Ended	Total Number of Shares Purchased(1)	Average Price Paid per Share
December 31, 2017	92,212	$12.18
__________________
(1) Shares purchased as indicated in this table represent the withholding of a portion of restricted shares to cover taxes on vested restricted shares and were not made pursuant to a publicly announced share repurchase plan or program.

Stock Performance Graph
The following performance graph compares the cumulative total stockholder return on our common stock for the five-year period December 31, 2012 through December 31, 2017 with (i) the cumulative total return over the same period of the Nasdaq Financial Index, (ii) the cumulative total return over the same period of the SPDR S&P Metals and Mining Index, and

(iii) our Peer Group Index, which consists of Alliance Resource Partners LP, Cloud Peak Energy, and CONSOL Energy. The graph assumes that:

•	You invested $100 in Westmoreland Coal Company common stock and in each index at the closing price on December 31, 2012;

•	All dividends were reinvested;

•	Annual re-weighting of the peer group indices; and

•	You continued to hold your investment through December 31, 2017.

You are cautioned against drawing any conclusions from the data contained in this graph, as past results are not necessarily indicative of future performance. The indices used are included for comparative purposes only and do not indicate an opinion of management that such indices are necessarily an appropriate measure of the relative performance of our common stock.

	As of December 31,
Company/Market/Peer Group	2012	2013	2014	2015	2016	2017
Westmoreland Coal Company	$100.00	$206.53	$355.57	$62.96	$189.19	$12.96
Nasdaq Financial Index	100.00	142.15	149.33	158.99	201.11	232.15
SPDR S&P Metals and Mining Index	100.00	94.62	70.70	34.98	72.07	87.33
Peer Group Index	100.00	117.23	107.11	34.16	68.50	63.32

ITEM 6	— SELECTED FINANCIAL DATA.
Westmoreland Coal Company and Subsidiaries
The following tables set forth selected historical consolidated financial data, for the periods and as of the dates indicated, that should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto included in Item 8 - Financial Statements and Supplementary Data of this Form 10-K. We derived the Consolidated Statements of Operations and cash flow data for the years ended December 31, 2017, 2016, and 2015 and our Consolidated Balance Sheets data as of December 31, 2017 and 2016 from our audited financial statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Please refer to Note 20 - Quarterly Financial Data (Unaudited) to the consolidated financial statements contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2017	2016(5)	2015	2014(5)	2013
	(In thousands, except per share amounts)
Consolidated Statements of Operations Information
Revenues	$1,384,568	$1,477,960	$1,419,518	$1,131,000	$686,055
Operating income (loss)(1)	39,212	38,130	(145,696)	(48,664)	20,319
Net loss applicable to common shareholders(2)	(71,340)	(27,101)	(213,645)	(176,684)	(9,204)
Per common share (basic and diluted):
Net loss applicable to Westmoreland Coal Company	$(3.91)	$(1.56)	$(12.24)	$(11.09)	$(0.78)
Net loss applicable to common shareholders	(3.82)	(1.47)	(11.93)	(11.08)	(0.64)
Consolidated Balance Sheets Information (end of period)
Net property, plant and equipment	$741,835	$835,521	$746,842	$986,603	$538,946
Total assets(3)	1,389,099	1,584,909	1,415,979	1,740,389	881,427
Total debt(3)	1,048,407	1,109,066	1,020,179	959,312	322,459
Total deficit	(743,448)	(690,117)	(662,901)	(400,876)	(236,119)
Other Consolidated Data
Net cash provided by (used in):
Operating activities	$114,163	$151,934	$45,562	$50,353	$80,717
Investing activities	10,661	(155,694)	(70,801)	(432,772)	(21,897)
Financing activities	(82,802)	40,122	36,723	338,706	(29,320)
Capital expenditures	35,016	46,132	77,921	50,326	28,591
Adjusted EBITDA(4)	269,332	271,855	222,832	187,669	127,634
Tons sold	49,734	54,685	53,334	44,849	24,927
____________________

(1)	Includes:

a.	Asset impairment charge of $5.9 million in 2017 relating to WMLP's Kentucky operations, as well as $136.2 million in 2015, comprised of $133.1 million at ROVA and $3.1 million at Coal Valley.

b.	Derivative (gain)/loss of $(1.9) million, $(24.1) million, $5.6 million and $31.1 million in 2017, 2016, 2015 and 2014, respectively.

c.
Restructuring charges of $0.7 million, $15.0 million and $5.1 million in 2015, 2014 and 2013, respectively. Restructuring charges in 2014 were incurred in connection with our acquisition of our Coal - Canada operating segment, as well as our acquisition of the general partner of WMLP.

(2)
Includes income tax benefit of $46.1 million in 2016 from the acquisition of the San Juan mine. In 2015, this line item included an income tax benefit of $19.9 million from the amalgamation of our Canadian entities into Prairie Mines & Royalty ULC. Also includes Loss on extinguishment of debt of $5.4 million, $49.2 million and $0.1 million in 2015, 2014 and 2013, respectively.

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

Reconciliation of Adjusted EBITDA to Net Loss

EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization and accretion expense. Adjusted EBITDA is defined as EBITDA before certain charges to income such as advisory fees, restructuring, impairment, debt extinguishment, foreign exchange, derivative losses and/or gains, as well as other items which are not considered part of earnings from operations for comparison purposes to other companies’ normalized income. EBITDA and Adjusted EBITDA are supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are key metrics used by us to assess our operating performance and as a basis for strategic planning and forecasting and we believe that EBITDA and Adjusted EBITDA are useful to an investor in evaluating our operating performance because these measures:

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

Reconciliation of Adjusted EBITDA to Net Loss	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Net loss	$(73,135)	$(28,872)	$(219,095)	$(176,746)	$(11,274)
Income tax expense (benefit)	(5,890)	(48,059)	(19,890)	23	(6,678)
Interest income	(4,101)	(7,435)	(7,993)	(6,400)	(1,366)
Interest expense	118,657	121,819	101,311	82,320	39,937
Depreciation, depletion and amortization	121,054	185,267	140,328	109,361	74,430
Accretion of asset retirement obligations	45,132	40,423	38,892	31,028	21,894
Amortization of intangible assets and liabilities(1)	(890)	(810)	(1,010)	138	665
EBITDA	200,827	262,333	32,543	39,724	117,608
Advisory fees(2)	5,423	—	—	—	—
Restructuring charges	—	—	656	14,989	5,078
Loss (gain) on foreign exchange	3,108	715	(3,674)	4,016	—
Loss on impairment	5,872	—	136,210	—	—
Loss on extinguishment of debt	—	—	5,385	49,154	64
Acquisition-related costs(3)	—	568	5,959	26,785	—
Customer payments received under loan and lease receivables(4)	50,489	13,064	27,128	12,388	—
Derivative (gain) loss	(1,929)	(24,055)	5,587	31,100	—
Loss (gain) on sale/disposal of assets and other adjustments	2,342	11,646	5,290	3,431	(438)
Share-based compensation	3,200	7,584	7,748	6,082	5,322
Adjusted EBITDA	$269,332	$271,855	$222,832	$187,669	$127,634
__________________

(1)	Represents amortization of intangible assets and liabilities not included in Depreciation, depletion and amortization.

(2)
Amount represents fees paid to financial and legal advisers included in Selling and administrative in the Consolidated Statements of Operations related to the assessment of Westmoreland’s capital structure. These advisers, together with Westmoreland's management and board of directors, are developing and evaluating options to optimize Westmoreland’s overall capital structure.

(3)
Includes acquisition and transition costs included in Selling and administrative in the Consolidated Statements of Operations and the impact of cost of sales related to the sale of inventory written up to fair value in the acquisition of the Canadian mines.

(4)
Represents a return of and on capital. These amounts are not included in operating income (loss), as the capital outlays are treated as loan and lease receivables, but are included within Adjusted EBITDA so that the cash received by the Company is treated consistently with all other contracts within the Company that do not result in loan and lease receivable accounting.

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
Overview

Westmoreland Coal Company produces and sells thermal coal primarily to investment grade utility customers under long-term, margin-protected contracts. Our focus is primarily on mine locations which allow us to employ dragline surface mining methods and take advantage of close customer proximity through mine-mouth power plants and strategically located rail transportation. Our coal operations include surface coal mines in the United States and Canada, underground coal mines in Ohio and New Mexico, a char production facility, and a 50% interest in an activated carbon plant. We also own the general partner of, and a majority of the equity interests in, WMLP, a publicly traded coal master limited partnership.
We sell almost all of our coal under long-term agreements. Our long-term coal contracts typically contain either full pass-through of our costs or price escalation and adjustment provisions, pursuant to which the price for our coal may be periodically revised in line with broad economic indicators such as the consumer price index, commodity-specific indices such as the PPI-light fuel oils index, and/or changes in our actual costs. For our contracts that are not cost protected in nature, we have exposure to inflation and price risk for supplies used in the normal course of production such as diesel fuel and explosives. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time-to-time.
We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing debt obligations, pension contributions, heritage health benefit costs, and corporate overhead costs. The principal sources of cash flow to us are distributions from our operating subsidiaries.
Our operations are classified into six reporting segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage and Corporate. See Item 1 - Business - Overview and Item 1 - Business - Segment Information for a general description of our business and our business segments.

Recent Trends and Activities
One of the major factors affecting the volume of coal that we sell in any given period is the demand for coal-generated electric power. Numerous factors affect the demand for electric power and the specific demands of customers, including weather patterns, the presence of hydro- or wind-generated energy in our particular energy grids, environmental and legal challenges, political influences, energy policies, international and domestic economic conditions, power plant outages and other factors discussed herein. More specifically, our financial results for the periods presented were impacted by several trends and activities, which are described below.

•
Weather. Weather patterns can have a significant impact on power demand and our ability to mine and produce coal. During the first half of 2017, we experienced unfavorable weather patterns in the markets in which we operate. In particular, the first half of 2017 was generally marked by mild weather, which depressed demand. In addition, our Kemmerer mine experienced unusually high amounts of precipitation in the first quarter of 2017, which increased our mining costs and temporarily restricted our ability to supply coal. These factors lowered our coal tons sold and our revenues in 2017. Weather conditions are inherently unpredictable and could have positive or negative impacts on operating conditions and demand in future periods.

•
Coal pricing. Our operations in Ohio and at Coal Valley are exposed to changes in the price of coal sold on the open market. The price of coal has been and continues to be volatile. Pricing in the last few years has generally been adversely influenced by reduced demand, political pressures and the price of competing fuel or energy sources, including natural gas. Recent pricing pressure has resulted in depressed revenues, net income and Adjusted EBITDA in recent years for those facilities affected by open market pricing. Whether pricing and volume softness persist in future periods is dependent upon fluctuations in market demand in those regions.

•
Cost reduction initiatives. While we always seek to run our business operations as lean and efficiently as possible, since 2016, we have undertaken specific initiatives aimed at centralizing and streamlining certain administrative functions and reducing costs throughout our organization. Cost reduction activities during 2016 resulted in disciplined capital expenditure decisions, lower inventory costs and reduced headcount, among other things. While the impacts of the cost reductions were organization-wide, the WMLP segment particularly benefited in 2016 and 2017 from lower fuel and labor costs at our Ohio mines as well as the impact of cost savings initiatives at Kemmerer. These factors, in turn, generally lowered operating costs in 2017 compared with 2016 and 2015, although we did incur some additional costs, including severance-related costs and additional costs resulting from redundancies created during these changes. Cost reduction activities are ongoing.

•
Early repayment of loan and lease receivables. Historically, our results, and particularly our free cash flow and Adjusted EBITDA, have been influenced by the amount of money collected related to loan and lease receivables owed to us from our customer at the Genesee mine. These loan and lease receivables represented the financed portion of amounts owed to Westmoreland for capital expenditures we had made on behalf of our customer. During the first quarter of 2017, we received $52.5 million from our customer at the Genesee mine, representing an accelerated full repayment of all outstanding loan and lease receivables. While we will continue to manage the Genesee mine and earn a management fee pursuant to the contract mining arrangement, which we anticipate continuing through 2030, we have no further obligation to make capital expenditures at the mine. Likewise, we do not anticipate collecting anything additional related to loan and lease receivables as the $52.5 million early repayment satisfied these obligations in full.

•
Acquisition and divestitures. On January 31, 2016, we acquired the San Juan mine for a total cash purchase price of $121.0 million, as described more fully in Item 1 - Business - Overview. This acquisition increased our revenues, tons sold, costs, and operating margins in periods subsequent to the purchase. Interest expense also increased in periods subsequent to the purchase as a result of the related financing.

Also, during the fourth quarter of 2017, we sold the power assets associated with the Roanoke Valley Power Facility ("ROVA") for $5.0 million in cash and exited the related power purchase and supply agreements, thereby freeing up an additional $6.2 million in net cash collateral. In addition, as a result of exiting the power purchase and supply agreements, we recognized $14.4 million of previously deferred revenue related to these contracts. We retained approximately $2.9 million of reclamation liabilities.

•
Significant contract renewals, changes and expirations. In June and December 2016, coal supply agreements at our Beulah and Jewett mines, respectively, terminated, resulting in lower coal tons sold in the subsequent periods. In addition, during 2017, we amended certain contracts with customers. One of our amended contracts, with a customer at our Kemmerer mine, provides for the sale of one million additional tons through 2018. While this amendment will result in more cash and more revenues from Kemmerer through 2018, it also lowered the amount of revenue recognized under the contract in 2017 as revenue recognition was deferred into 2018, when the lower priced coal tons will be sold.

Also, during 2017, our customer at the San Juan mine announced their intent to transition away from coal-generated power in 2022. While their plan still requires official approval, we have adjusted, on a prospective basis, the estimated useful lives of certain property, plant, and equipment at the mine as well as the mine's mineral reserve depletion rates to reflect the shorter useful lives of these assets. This change in estimate resulted in additional depreciation, depletion, and amortization expense during 2017 compared to 2016, and will continue to result in increased depreciation, depletion, and amortization expense in future periods.

•
Coal Valley mine. During mid-year 2017, we mined in a more challenging area at the Coal Valley mine. This was in part because we were operating Coal Valley in anticipation of either a sale or shutdown of the mine during 2017, which drove us to minimize the number of mining pits and delay maintenance on our equipment. In mid-2017, in part as a result of the delays in the negotiations for the sale of the mine, we made additional investments to extend the mine's life, which increased costs for equipment maintenance and development of the pit. This resulted in lower yields, lower revenues, and increased costs at the mine during 2017.

•	Equipment outage. During 2017, we experienced an unexpected dragline repair at one of our large mines in Canada, which lowered our production and increased our costs early in 2017.

•
Impairment charge. For the year ended December 31, 2017, we recorded an impairment charge of $5.9 million related to land and mineral rights in Kentucky within our Coal - WMLP segment which were determined to have no further economic value. During the fourth quarter of 2015, we incurred $136.2 million in impairment charges related to the ROVA asset group ($133.1 million) and certain immovable fixed assets at our Coal Valley mine ($3.1 million).

This decreased depreciation, depletion, and amortization expense for the Power and Coal - Canada segments in periods subsequent to the impairment.

•
Capital structure review. During 2017, management and our Board of Directors, with the assistance of outside advisors, began evaluating options to address upcoming debt maturities, as further described in "Liquidity and Capital Resources." Costs associated with this process were $5.4 million during 2017 and will increase in 2018.

Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Years Ended December 31,
			Increase / (Decrease)
	2017	2016	$	%
	(In millions)
Revenues	$1,384.6	$1,478.0	$(93.4)	(6.3)%
Operating income	39.2	38.1	1.1	2.9%
Net loss applicable to common shareholders	(71.3)	(27.1)	(44.2)	(163.1)%
Adjusted EBITDA(1)	269.3	271.9	(2.6)	(1.0)%
Tons sold	49.7	54.7	(5.0)	(9.1)%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss in Item 6 - Selected Financial Data.

Consolidated revenues decreased 6.3% and coal tons sold decreased 9.1% in 2017 compared with 2016. The decline in coal tons sold was driven in part by the Jewett and Beulah contract terminations in 2016 and ongoing demand softness in Ohio. Revenue was also driven lower by customer contract amendments, as further described in "Recent Trends and Activities." Offsetting these declines was revenue from reclamation at Jewett, higher prices at Coal Valley and strong performance from San Juan.

Operating income for 2017 increased $1.1 million compared with 2016. Offsetting the revenue declines were lower costs resulting from fewer tons sold, higher margin reclamation work at Jewett, and the non-recurrence of $66.8 million in charges and accelerated depreciation and depletion associated with the termination of production at the Jewett mine.

Net loss applicable to common shareholders increased $44.2 million primarily as a result of the factors discussed above, as well as the non-recurrence of a 2016 income tax benefit arising from the release of a valuation allowance on our net operating loss deferred tax asset as a result of the San Juan acquisition.

Consolidated Adjusted EBITDA in 2017 declined $2.6 million compared with the prior year. This decrease was driven by the aforementioned revenue declines as well as higher operating costs at certain of our Canadian mines. Offsetting these decreases, Adjusted EBITDA benefited from the 2017 $52.5 million early repayment of loan and lease receivables, representing an increase of $37.4 million over the prior year, as further described in "Recent Trends and Activities."

Coal - U.S. Segment Operating Results
The following table shows the comparative results and changes between periods for the Coal - U.S. segment:

	Years Ended December 31,
			Increase / (Decrease)
	2017	2016	$	%
	(In millions)
Revenues	$573.7	$651.7	$(78.0)	(12.0)%
Operating income (loss)	40.1	(8.1)	48.2	*
Adjusted EBITDA(1)	129.3	126.6	2.7	2.1%
Tons sold	20.0	24.1	(4.1)	(17.0)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss in Item 6 - Selected Financial Data.
* Not meaningful.

Revenues for the Coal - U.S. segment declined by 12.0% on 17.0% fewer coal tons sold in 2017 as compared with 2016. This decline was driven by the expiration of coal supply agreements at the Jewett and Beulah mines and amended contract terms with one of our merchant customers, which resulted in lower pricing, each as further described in "Recent Trends and Activities." These declines were partially offset by higher revenue from San Juan resulting from strong performance at the mine and 12 months of ownership in 2017 compared with 11 months in 2016. Revenue from reclamation at Jewett, which commenced in 2017, also offset the aforementioned revenue declines.

The segment generated $40.1 million in operating income in 2017 compared to an operating loss of $8.1 million in 2016. Contributing to this increase was higher operating income at our Jewett mine resulting from the high margin nature of the reclamation work performed subsequent to the December 31, 2016 termination of the coal supply agreement. In addition, 2016 operating income for the Jewett mine reflected $66.8 million in charges and accelerated depreciation and depletion associated with the termination of production. These charges did not recur in 2017, and contributed to the year-over-year increase in operating income. Offsetting this year-over-year increase was lower tons sold, as described previously, and higher depreciation, depletion and amortization expense from San Juan due to the longer term of ownership in 2017 and the decrease in estimated useful lives of certain San Juan assets and mineral rights further described in “Recent Trends and Activities.”

Adjusted EBITDA increased $2.7 million, or 2.1%, in 2017 compared with 2016 driven by high margin reclamation work at Jewett and increased EBITDA at San Juan, offset by lower coal tons sold from Beulah and Jewett. The aforementioned year-over-year changes in depreciation, depletion and amortization did not impact adjusted EBITDA as it is excluded from the calculation.
Coal - Canada Segment Operating Results
The following table shows the comparative results and changes between periods for the Coal - Canada segment:

	Years Ended December 31,
			Increase / (Decrease)
	2017	2016	$	%
	(In millions)
Revenues	$438.3	$415.6	$22.7	5.5%
Operating income	8.9	39.1	(30.2)	(77.2)%
Adjusted EBITDA(1)	90.0	88.4	1.6	1.8%
Tons sold	22.8	22.8	—	—%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss in Item 6 - Selected Financial Data.

Revenues for the Coal - Canada segment increased $22.7 million in 2017 compared with 2016, while tons sold remained flat year over year. The increase in revenue was driven by improved pricing on fewer tons at our Coal Valley mine. Lower tons sold at Coal Valley in 2017 was offset by increases in volume across several of our Canadian mines.

The segment generated operating income of $8.9 million, a decline of $30.2 million compared to the prior year. This decline was driven by increased costs across several Canadian mines, including costs associated with equipment outages and operational challenges described above at Coal Valley, each as further described in "Recent Trends and Activities."

Adjusted EBITDA increased $1.6 million to $90.0 million in 2017 compared to 2016, driven by lower operating income, offset by the early repayment of loan and lease receivables as discussed in “Recent Trends and Activities.”
Coal - WMLP Segment Operating Results
The following table shows the comparative results and changes between periods for the Coal - WMLP segment:

	Years Ended December 31,
			Increase / (Decrease)
	2017	2016	$	%
	(In millions)
Revenues	$315.6	$349.3	$(33.7)	(9.6)%
Operating income	9.8	8.9	0.9	10.1%
Adjusted EBITDA(1)	68.7	79.3	(10.6)	(13.4)%
Tons sold	7.4	7.8	(0.4)	(5.1)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss in Item 6 - Selected Financial Data.

Compared with 2016, 2017 revenues for the Coal - WMLP segment decreased 9.6% on a 5.1% decline in tons sold.  This decline was driven by ongoing pressure on volumes and pricing in our Ohio market offset by increased sales volume at the Kemmerer mine.

Operating income increased 10.1%, or $0.9 million, in 2017 compared with 2016. Declines in revenue were offset by a corresponding decline in cost of sales due to fewer tons sold. Operating costs were also lower due to the impacts of cost savings initiatives, which, year-over-year, drove lower asset impairments, fewer losses on asset sales, and lower depreciation, depletion and amortization expense resulting from a smaller and aging fleet at our Ohio operations. These savings were partially offset by an increase in administrative costs, primarily associated with the ongoing capital structure review, and the $5.9 million asset impairment, all as further described in “Recent Trends and Activities.”

Adjusted EBITDA decreased $10.6 million in 2017 compared with 2016 largely as a result of the decline in revenue and tons sold. Note that Adjusted EBITDA excludes the positive operating income impact of lower depreciation, depletion and amortization expense and the impairment charges discussed above.
Power Segment Operating Results
The following table shows the comparative results and changes between periods for the Power segment:

	Years Ended December 31,
			Increase / (Decrease)
	2017	2016	$	%
	(In millions)
Revenues	$77.2	$86.6	$(9.4)	(10.9)%
Operating income	15.3	28.5	(13.2)	(46.3)%
Adjusted EBITDA(1)	11.3	3.6	7.7	213.9%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss in Item 6 - Selected Financial Data.

Power segment revenues declined $9.4 million in 2017 compared with 2016. Although the termination of power supply contracts resulted in an acceleration of $14.4 million in revenue during October 2017, this was more than offset by the decrease in power revenues resulting from the sale of the plant.

The Power segment generated $15.3 million in operating income during 2017, down $13.2 million, or 46.3%, from 2016. In addition to lower revenue in 2017, the segment recognized a derivative gain of $1.9 million, down from $24.1 million in 2016. Offsetting these changes in operating income was lower cost of sales resulting from the sale of the plant and a $3.0 million gain on the sale of plant assets.

Adjusted EBITDA increased $7.7 million for the year ended December 31, 2017 compared to the prior year largely due to decreases in cost of sales as a result of shutting down the plant and canceling the power purchase agreement. These savings were offset by the revenue decreases described above.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Years Ended December 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Revenues	$1,478.0	$1,419.5	$58.5	4.1%
Operating income (loss)	38.1	(145.7)	183.8	*
Net loss applicable to common shareholders	(27.1)	(213.6)	186.5	87.3%
Adjusted EBITDA(1)	271.9	222.8	49.1	22.0%
Tons sold	54.7	53.3	1.4	2.6%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss in Item 6 - Selected Financial Data.
* Not meaningful.

Consolidated revenues increased $58.5 million, or 4.1%, and tons sold increased 2.6% during 2016 compared with 2015. This increase was largely driven by the January 31, 2016 acquisition of the San Juan mine, which added $184.4 million in revenue during 2016. Partially offsetting this increase was declines in Coal - Canada and Coal - WMLP revenue resulting from a weaker Canadian dollar and ongoing market pressures in Ohio.

We generated operating income of $38.1 million in 2016 compared with an operating loss of $145.7 million in 2015. The $183.8 million improvement in operating income was largely the result of $136.2 million in impairments in 2015, primarily related to the Power segment, that did not recur in 2016. Operating income also benefited by a $29.6 million improvement in derivative gain/loss as well as a $14.1 million increase in WMLP due to lower fuel and labor costs at our Ohio mines and the impact of cost savings initiatives. These improvements were partially offset by a decline in operating income in our Coal - U.S. segment.

During 2016, net loss applicable to common shareholders improved $186.5 million, or 87.3%, compared with 2015. In addition to the improvements in operating income (loss) discussed above, net loss benefited from a $28.3 million income tax benefit from the first quarter 2016 release of our valuation allowance on our net operating loss deferred tax asset arising from the San Juan acquisition. Offsetting these increases was $20.5 million in additional interest related to the San Juan loan.

Consolidated Adjusted EBITDA increased $49.1 million year over year as a result of strong operating results in our Coal - U.S. and Coal - WMLP segments, slightly offset by lower loan and lease receivable payments in our Coal - Canada segment. Consolidated Adjusted EBITDA does not include, among other things, the impact of the $136.2 million asset impairment in 2015, whereas operating income and net loss applicable to common shareholders include this impact.
Coal - U.S. Segment Operating Results
The following table summarizes key metrics for the Coal - U.S. segment. As a result of the Kemmerer Drop, results for all periods presented reflect the Kemmerer mine as part of the Coal - WMLP segment and not part of the Coal - U.S. segment.

	Years Ended December 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Revenues	$651.7	$552.7	$99.0	17.9%
Operating (loss) income	(8.1)	2.2	(10.3)	*
Adjusted EBITDA(1)	126.6	77.1	49.5	64.2%
Tons sold	24.1	22.5	1.6	7.1%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss in Item 6 - Selected Financial Data.
* Not meaningful.

During 2017, revenues for the Coal - U.S. segment increased 17.9% from 2016 on 7.1% more coal tons sold. These increases were primarily as a result of the January 31, 2016 acquisition of the San Juan mine, which added $184.4 million in revenue to the segment in 2016. This increase was offset by decreases from the expected expiration of the Beulah and Jewett contracts as well as cost reduction initiatives at cost-plus mines, leading to decreases in revenue.

The segment incurred an operating loss of $8.1 million during 2016, a decline of $10.3 million from 2015. This decline was driven by increased depreciation and depletion at the Jewett mine resulting from the termination of the contract at December 31, 2016. 2016 operating loss was also impacted by cost savings initiatives throughout the year as well as the contribution of $24.5 million in operating income from the acquisition of San Juan.

Adjusted EBITDA increased $49.5 million in 2016 compared to 2015, primarily as a result of the contribution of $54 million in Adjusted EBITDA from the acquisition of San Juan.
Coal - Canada Segment Operating Results

	Years Ended December 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Revenues	$415.6	$430.4	$(14.8)	(3.4)%
Operating income	39.1	36.8	2.3	6.3%
Adjusted EBITDA(1)	88.4	105.7	(17.3)	(16.4)%
Tons sold	22.8	22.9	(0.1)	(0.4)%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss in Item 6 - Selected Financial Data.

Revenues for the Coal - Canada segment declined $14.8 million, or 3.4%, during 2016 compared with 2015. This decline was primarily the result of a weaker Canadian dollar in 2016 compared with the prior year. Whether this decrease persists in future periods is dependent upon fluctuations in the Canadian and U.S. dollar exchange rate. Revenue also decreased because of additional plant downtime in 2016 versus 2015 and decreased tons sold on certain contracts.

Adjusted EBITDA declined $17.3 million, or (16.4)%, in 2016 compared with 2015, driven by accelerated loan and lease receivable payments received in the second and third quarters of 2015 that returned to normal levels in 2016. In addition, the segment encountered record rainfall in 2016, creating less efficient operating conditions at some facilities and fewer tons sold as a result.
Coal - WMLP Segment Operating Results
The following table summarizes key metrics for the Coal - WMLP segment. As a result of the Kemmerer Drop, results for all periods presented reflect the Kemmerer mine as part of the Coal - WMLP segment and not part of the Coal - U.S. segment:

	Years Ended December 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Revenues	$349.3	$388.6	$(39.3)	(10.1)%
Operating income (loss)	8.9	(5.2)	14.1	*
Adjusted EBITDA(1)	79.3	66.1	13.2	20.0%
Tons sold	7.8	7.9	(0.1)	(1.3)%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss in Item 6 - Selected Financial Data.
* Not meaningful.

Revenues for the Coal - WMLP segment decreased 10.1% on 1.3% fewer tons sold. The decline in revenue was primarily the result of continued pricing softness in Ohio.

The segment generated $8.9 million in operating income in 2016, a $14.1 million improvement year over year. This improvement was primarily the result of lower fuel and labor costs at our Ohio mines and the impact of cost savings initiatives at our Kemmerer mine.

Adjusted EBITDA increased $13.2 million, or 20.0%, in 2016 compared with 2015 as a result of improvements in operating income during 2016.
Power Segment Operating Results

	Years Ended December 31,
			Increase / (Decrease)
	2016	2015	$	%
	(In millions)
Revenues	$86.6	$84.4	$2.2	2.6%
Operating income (loss)	28.5	(146.9)	175.4	*
Adjusted EBITDA(1)	3.6	0.7	2.9	414.3%
____________________

(1)	Adjusted EBITDA , a non-GAAP measure, is defined and reconciled to net loss in Item 6 - Selected Financial Data.
* Not meaningful.

Revenues and Adjusted EBITDA for the Power segment were consistent year over year. The segment generated operating income of $28.5 million in 2016 compared with an operating loss of $146.9 million in 2015. The improvement in operating income was largely the result of a $133.1 million asset impairment charge taken in 2015 that did not occur in 2016. Depreciation expense was also $9.9 million lower in 2016 compared to 2015 as a result of this fourth quarter 2015 impairment charge. In addition, the Power segment recognized a gain on power derivatives of $24.1 million during 2016 compared to a loss of $5.6 million during 2015.

Liquidity and Capital Resources
Our liquidity at December 31, 2017 and 2016 was as follows:

	December 31, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$103.2	$60.1
Revolver availability	28.7	36.3
Total	$131.9	$96.4
We conduct our operations through subsidiaries. We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions, and corporate overhead expenses. Our principal sources of cash are distributions from our operating subsidiaries. The cash at all of our subsidiaries is immediately available, except for the Westmoreland San Juan Entities ($19.3 million and $23.6 million as of December 31, 2017 and 2016, respectively) and WMLP

($36.7 million and $15.1 million as of December 31, 2017 and 2016, respectively). The cash at the Westmoreland San Juan Entities and WMLP is governed as described in Note 8 - Debt And Lines Of Credit to the consolidated financial statements.
The WMLP Term Loan limits cash distributions available to unitholders from WMLP to an aggregate amount not to exceed $15.0 million (“Restricted Distributions”), if WMLP has: (i) a consolidated total net leverage ratio of greater than 3.75, or fixed charge coverage ratio of less than 1.00 (as such ratios are defined in the WMLP Term Loan financing agreement), or (ii) liquidity of less than $7.5 million, after giving effect to such cash distribution and applying WMLP's availability under the WMLP Revolver. As of December 31, 2017, WMLP’s consolidated total net leverage ratio is in excess of 3.75. Further, as of December 31, 2017, WMLP has utilized the full $15.0 million limit on Restricted Distribution payments and is restricted from making any further distributions under the terms of the WMLP Term Loan financing agreement. Accordingly, distributions from WMLP are currently not available to unitholders, including the Parent.
WMLP Series A Units
We own the entire class of Series A Convertible Units in WMLP (“Series A Units”), which were issued in connection with the Kemmerer Drop. Series A Units have the right to share in distributions on a pro-rata basis with the common units. All or any portion of each distribution payable in respect of the Series A Units may, at the election of WMLP’s Board of Directors, be Paid-In-Kind (“PIK”) in the form of Series A PIK Units, which also share in future distributions as Series A Units. To the extent any portion of the quarterly distribution with respect to Series A Units is paid in Series A PIK Units, the distribution to the holders of WMLP's incentive distribution rights shall be reduced by that portion of the distribution that is attributable to the payment of those Series A PIK Units.
WMLP Series B Units
In October 2016, the Company exchanged its 4,512,500 common units in WMLP for 4,512,500 Series B Convertible Units in WMLP (“Series B Units”). The Series B Units do not share in distributions with the common units and are convertible on a one-for-one basis into common units on the day after the record date for a cash distribution on the common units in which WMLP is unable to make a distribution equal to the previous quarter’s distribution without exceeding its restricted payment basket under the WMLP Term Loan. This date occurred on November 15, 2017 and, at that time, the holder of the Series B Units chose not to convert these Series B Units into common units. The Series B Units will also convert automatically upon a change of control or a dissolution or liquidation of WMLP. The Series B Units have the same voting rights as if they were outstanding common units and will vote together with the common units as a single class. In addition, the Series B Units are entitled to vote as a separate class on any matters that materially adversely affect the rights or preferences of the Series B Units in relation to other classes of partnership interests or as required by law. As the Series B Units do not share in distributions with the common units, we will not receive quarterly cash distributions from WMLP unless and until the Series B Units are converted to common units.
Debt Obligations
See Note 8 - Debt And Lines Of Credit to the consolidated financial statements for a description of our different debt facilities.
Covenant Compliance
The WMLP Term Loan matures on December 31, 2018 and WMLP does not currently have liquidity or access to additional capital sufficient to pay off this debt by its maturity date. This condition gives rise to substantial doubt about WMLP’s ability to continue as a going concern for one year after the issuance of their financial statements. Certain covenants in the WMLP Term Loan provide that an audit opinion on WMLP’s stand-alone consolidated financial statements that includes an explanatory paragraph referencing WMLP's conclusion that substantial doubt exists as to WMLP’s ability to continue as a going concern constitutes an event of default. The audit opinion in WMLP’s Annual Report on Form 10-K contains such an explanatory paragraph.
On March 1, 2018, the WMLP Term Loan lenders waived the event of default arising as a result of such explanatory paragraph being included in the audit opinion in WMLP’s Annual Report on Form 10-K. This waiver expires on the earlier occurrence of May 15, 2018 or upon the occurrence of any other event of default under the WMLP Term Loan. Unless WMLP obtains further waivers for or otherwise cures this event of default, the lenders could accelerate the maturity date of the WMLP Term Loan after the waiver expires, making it immediately due and payable. This event of default under the WMLP Term Loan would also constitute an event of default under our Term Loan and 8.75% Notes, making them also immediately due and payable. Accordingly, all outstanding principal balances and related debt issuance costs for the WMLP Term Loan, the Term Loan and the 8.75% Notes are presented as current debt in our consolidated financial statements. We do not currently have liquidity or access to additional capital sufficient to pay off this debt.

Our Revolver contains a financial covenant requiring that we maintain certain minimum fixed charge coverage ratios. On March 30, 2018, we executed an amendment to our Revolver with Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as agent and as lender, and East West Bank, as a lender, which amended, among other things, the calculation of the term “Canadian EBITDA” as it is used in the fixed charge coverage ratio. The amendment removed certain financial results attributable to the Coal Valley mine from Canadian EBITDA and results in our compliance with the covenant for the year ended December 31, 2017. Absent this amendment we would have failed to satisfy the financial covenant. The amendment also waives any covenant violation for the year ended December 31, 2017 that solely results from the receipt of an opinion from our independent registered public accounting firm that includes an explanatory paragraph referencing WCC’s conclusion that substantial doubt exists as to WCC’s ability to continue as a going concern.
Our San Juan Loan provides that the issuance of parent company (WCC) financial statements which include an audit opinion containing an explanatory paragraph referencing WCC's conclusion that substantial doubt exists as to WCC's ability to continue as a going concern constitutes an event of default thereunder. On March 28, 2018, we executed an extension and waiver agreement with NM Capital Utility Corporation, as lender, which, among other things, waived the requirement that the audit opinion included in our consolidated financial statements is without such an explanatory paragraph. This waiver expires on the earlier of May 1, 2019 or the occurrence of any event of default not already waived.
The impacts of declining industry conditions and significant debt service requirements on the Company’s financial position, results of operations, and cash flows gives rise to substantial doubt about our ability to pay our obligations as they come due. In consideration of the substantial amount of long-term debt outstanding and the aforementioned declining industry conditions and covenant defaults which required waivers or amendments to cure, the Company has engaged advisors to assist with the evaluation of strategic alternatives, which may include, but not be limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring or reorganization under Chapter 11 of the Bankruptcy Code. However, there can be no assurances that the Company will be able to successfully restructure its indebtedness, improve its financial position or complete any strategic transactions. As a result of these uncertainties and the likelihood of a restructuring or reorganization, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern.
Restricted Group and Unrestricted Group Results
Under the indenture governing the 8.75% Notes, the Term Loan, the San Juan Loan and the Revolver, Westmoreland San Juan, LLC, Westmoreland Resources GP, LLC, WMLP and all of WMLP’s subsidiaries are designated as “unrestricted subsidiaries” (the “Unrestricted Group”). All of our other subsidiaries are restricted subsidiaries (the “Restricted Group”). Only the Restricted Group provides credit support for our obligations under the 8.75% Notes, the Term Loan and the Revolver. The Unrestricted Group is not subject to any of the restrictive covenants in the 8.75% Notes, the Term Loan or the Revolver. Conversely, the Restricted Group are not obligors of the WMLP Term Loan or the San Juan Loan and such indebtedness is non-recourse to the Restricted Group and its assets. See Exhibit 21.1 - Subsidiaries of the Registrant for an organizational chart illustrating Restricted and Unrestricted entities.

The 8.75% Notes require summary information for the Restricted and Unrestricted Groups provided as follows:

	Restricted Group	Unrestricted Group	Total
	(In millions)
Balance sheet information as of December 31, 2017
Cash and cash equivalents	$47.2	$56.1	$103.3
Total current assets	217.2	125.7	342.9
Total assets	838.0	551.1	1,389.1
Total current liabilities	856.5	390.6	1,247.1
Total debt	673.0	375.4	1,048.4
Total liabilities	1,556.0	576.6	2,132.6

Statement of operations information for the year ended December 31, 2017
Revenues	$862.8	$521.8	$1,384.6
Operating costs and expenses	851.7	493.7	1,345.4
Operating income	11.1	28.1	39.2
Other income and expenses	(65.0)	(53.3)	(118.3)
Loss before income taxes	(53.9)	(25.2)	(79.1)
Income tax benefit	(5.9)	—	(5.9)
Net loss	(48.0)	(25.2)	(73.2)
Less net loss attributable to noncontrolling interest	(1.8)	—	(1.8)
Net loss attributable to the Parent company	$(46.2)	$(25.2)	$(71.4)
Adjusted EBITDA	$128.1	$141.2	$269.3
Non-Guarantor Restricted Subsidiaries’ Results
The 8.75% Notes requires summary information for Absaloka Coal, LLC, WRMI, Westmoreland Canada LLC, the Canadian subsidiaries and our Netherlands subsidiary (collectively, the “Non-Guarantor Restricted Subsidiaries”) as follows:

	December 31, 2017	Percent of Consolidated Total
	(In thousands)
Total assets	$704,802	50.7%
Total debt	$13,271	1.3%
Total liabilities	$220,326	10.3%

	Year Ended December 31, 2017	Percent of Consolidated Total
	(In thousands)
Revenues	$438,272	31.7%
Adjusted EBITDA	$90,621	33.6%
Our non-guarantor Canadian Subsidiaries had availability of up to $15.5 million under the Canadian tranche of the Revolver as of December 31, 2017.

Heritage Health Costs and Pension Contributions
Our liquidity continues to be affected by our heritage health and pension obligations as follows:

	2018 Expected	2017 Actual	2016 Actual	2015 Actual
	(In millions)
Postretirement medical benefits	$12.6	$11.9	$13.2	$13.7
Combined benefit fund premiums	1.3	1.4	1.6	1.8
Workers’ compensation benefits	0.5	0.5	0.4	0.4
Total heritage health payments	$14.4	$13.8	$15.2	$15.9

Pension contributions	$2.3	$0.8	$0.3	$0.7
Historical Sources and Uses of Cash
Our net cash provided by (used in) operating, investing, and financing activities are as follows:

	Years Ended December 31,
	2017	2016
	(In millions)
Cash provided by (used in):
Operating activities	$114.2	$151.9
Investing activities	10.7	(155.7)
Financing activities	(82.8)	40.1
For the twelve months ended December 31, 2016, our operating activities generated $114.2 million in cash flows as a result of our continued execution on our mine mouth strategy. This decreased from the prior year cash flows provided by operating activities of $151.9 million primarily as a result of the contract cancellations discussed in “Recent Trends and Activities” as well as the decrease in Adjusted EBITDA described in “Results of Operations.” Investing activities provided $10.7 million in cash compared to using $155.7 million in cash for the year ended December 31, 2016. Cash flows from investing activities in 2017 benefited from $50.5 million in receipts from loan and lease receivables, an increase from $9.0 million in the prior year. In addition, 2016 included cash outflows of $121.0 million to acquire the San Juan mine. No significant acquisitions were completed during 2017. Financing activities used $82.8 million in cash for the year ended December 31, 2017, almost entirely related to principal payments on our long-term debt obligations. In the prior year, financing activities provided $40.1 million, most notably $122.3 million in borrowings to finance the San Juan Acquisition, offset by $70.4 million in repayments of long-term debt.
Asset Retirement Obligations and Related Assets Available to Fund Obligations
Our asset retirement obligations, by segment, are presented in the table below. Asset retirement obligations are discounted based on our credit-adjusted risk-free interest rates.

Asset Retirement Obligations
(In thousands)
Coal - U.S.	$298,973
Coal - Canada	126,847
Coal - WMLP	45,795
Power	2,852
Total	$474,467
Our projected undiscounted, uninflated raw costs of final reclamation and related restricted investments, reclamation deposits, reclamation bond collateral and customer obligations for final reclamation as of December 31, 2017 are as follows:

	Projected Final Reclamation Costs	Reclamation Deposits	Restricted Investments and Bond Collateral	Customer Obligations for Final Reclamation
	(In thousands)
Coal - U.S.	$500,824	$77,021	$16,509	$333,093
Coal - Canada	194,143	—	52,928	—
Coal - WMLP	77,082	—	37,239	—
Power	3,888	—	—	—
Total	$775,937	$77,021	$106,676	$333,093
Our projected final reclamation costs presented above represent our estimate of the undiscounted cash flows that will be required to complete our reclamation obligations. These undiscounted cash flows are the basis for the asset retirement obligations that are recorded on the Consolidated Balance Sheets at a discounted value. Reclamation deposits represent cash payments collected from customers and reserved for reclamation activities and are recorded on our Consolidated Balance Sheets under the caption Restricted investments, reclamation deposits and bond collateral. Restricted investments and bond collateral are available-for-sale securities and other short-term highly liquid investments that are restricted for use in reclamation activities and are not available for the Company’s general cash use and are also recorded on the Consolidated Balance Sheets under the caption Restricted investments, reclamation deposits and bond collateral. Certain long-term coal supply agreements require that the customer pay us for costs incurred in the performance of reclamation activities. The undiscounted projected final reclamation costs that are subject to reimbursement under these agreements are reflected above but are not recorded on our Consolidated Balance Sheets.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2017 are as follows:

	Payments Due by Period(1)
	Total	2018	2019-2020	2021-2022	After 2022
	(In millions)
Long-term debt obligations (principal and interest)	$1,293.5	$416.7	$474.2	$402.6	$—
Capital lease obligations (principal and interest)	35.7	18.3	13.5	3.9	—
Operating lease obligations	23.7	8.7	8.0	3.0	4.0
Benefit plan obligations(2)	687.5	21.4	42.0	42.9	581.2
Reclamation obligations(3)	950.0	49.3	105.2	119.0	676.5
Other long-term liabilities	18.2	16.9	1.3	—	—
Totals	$3,008.6	$531.3	$644.2	$571.4	$1,261.7
 _____________________

(1)
Debt obligations are scheduled based on their contractual maturities and are not reflective of any potential accelerations discussed further in Note 8 - Debt And Lines Of Credit to the consolidated financial statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(2)
Represents benefit payments for our postretirement medical benefits, black lung, workers’ compensation, and combined benefit fund plans, as well as contributions for our defined benefit pension plans. Shown at undiscounted amounts.

(3)	Future commitments for reclamation obligations are shown at inflated, but undiscounted amounts.
Critical Accounting Policies and Estimates
Use of Estimates
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
Postretirement Medical Benefits
We have an obligation to provide postretirement medical benefits to our former employees and their dependents. Detailed information related to this liability is included in Note 9 - Postretirement Medical Benefits to the consolidated financial statements. Our liability for our employees’ postretirement medical benefit costs is recorded on our Consolidated Balance Sheets in amounts equal to the actuarially determined liability, as this obligation is not funded. We use various assumptions including the discount rate and future cost trends, to estimate the cost and obligation for this item. Annually, Westmoreland determines discount rates for its retirement benefit plans using our third party actuary’s yield curve which is based on high quality U.S. corporate bonds. The discount rate is calculated as the single effective rate that produces the equivalent benefit obligation as that determined when discounting future liability cash flows using spot rates from the yield curve. Our discount rates as of December 31, 2017 ranged from 3.45% - 3.85% compared to a range of 3.90% - 4.45% as of December 31, 2016.
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
Below we have provided a sensitivity analysis on the health care cost trend rate to demonstrate the significance of this rate assumption in relation to reported amounts.

	Postretirement Medical Benefits
	1% Increase	1% Decrease
1% Change in Health Care Cost Trend Rate	(In millions)
Effect on service and interest cost components	$2.7	$(2.1)
Effect on postretirement medical benefit obligation	48.3	(39.0)
Pension Benefits
We have an obligation to provide pension benefits to our former employees and their dependents. Detailed information related to this liability is included in Note 10 - Pension And Other Saving Plans to the consolidated financial statements. Our liability for our employees’ pension benefit costs is recorded on our Consolidated Balance Sheets in amounts equal to the actuarially determined liability less pension assets, as this obligation is not fully funded. We use various assumptions including the discount rate and future cost trends, to estimate the cost and obligation for this item. Annually, Westmoreland determines discount rates for its retirement benefit plans using our third party actuary’s yield curve which is based on high quality U.S. corporate bonds. The discount rate is calculated as the single effective rate that produces the equivalent benefit obligation as that determined when discounting future liability cash flows using spot rates from the yield curve. Our discount rates at December 31, 2017 ranged from 3.30% - 3.55% compared to a range of 3.60% - 4.05% at December 31, 2016.
Asset Retirement Obligations, Final Reclamation Costs and Reserve Estimates
Our asset retirement obligations primarily consist of cost estimates for final reclamation of surface land and support facilities at surface mines and ash disposal for burned coal from our former power plants in accordance with federal and state reclamation laws. Asset retirement obligations are based on projected pit configurations and are determined for each mine using estimates and assumptions including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage, the timing of these cash flows, and a credit-adjusted, risk-free rate. As changes in estimates occur such as mine plan revisions, changes in estimated costs, or changes in timing of the final reclamation activities, the obligation and asset retirement cost are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free rate to the changes. If our assumptions do not materialize as expected, actual cash expenditures and costs that we incur could be materially different from currently estimated. Moreover, regulatory changes could increase our obligation to perform final reclamation and mine closing activities.
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
Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this guidance, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
As of December 31, 2017, the Company had significant deferred tax assets. The deferred tax assets include U.S. federal, state and foreign net operating losses ("NOL") and net deductible reversing temporary differences related to on-going differences between book and taxable income. The Company has determined that since its net deductible temporary differences will not reverse for the foreseeable future, and it is unable to forecast that it will have regular taxable income when they do reverse, a full valuation allowance is required for these deferred tax assets.
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
Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Coal mining assets are generally grouped at the mine level.
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
For the year ended December 31, 2017, we recorded an impairment charge of $5.9 million related to land and mineral rights in Kentucky within our Coal - WMLP segment which were determined to have no further economic value. No impairments were recorded for the year ended December 31, 2016. For the year ended December 31, 2015, we recorded an impairment charge of $133.1 million related to our ROVA asset group, which was comprised of property, plant, and equipment used to generate electricity in our Power segment primarily as a result of a continued decline in forecasted power prices. We also recorded a $3.1 million impairment charge related to certain long-lived assets at our Coal Valley mine due primarily to continued decreases in coal prices in the export market that the mine serves.
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
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include financial instruments with off-balance sheet risk such as bank letters of credit and performance or surety bonds. We utilize surety bonds and letters of credit issued by financial institutions to third parties to assure the performance of our obligations relating to reclamation, workers’ compensation, postretirement medical benefits, and other obligations. These arrangements are not reflected in the Consolidated Balance Sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements. A summary of the items specified above as of December 31, 2017 is as follows:

	Reclamation Obligations	Workers’ Compensation Obligations	Post Retirement Medical Benefit Obligations	Other	Total
	(In millions)
Surety bonds	$617.8	$9.1	$9.1	$3.2	$639.2
Letters of credit	54.9	—	—	2.4	57.3
	$672.7	$9.1	$9.1	$5.6	$696.5

ITEM 7A	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk, which includes adverse changes in commodity prices, interest rates and credit risk.
Commodity Price Risk
We manage our commodity price risks for coal sales through the use of supply contracts and the use of forward-purchase contracts. Some of the products used in our mining activities, such as diesel fuel, are subject to price volatility. Through our suppliers, we utilize forward-purchase contracts to manage the exposure related to this volatility. Additionally, our expected diesel fuel needs are protected, in varying amounts, by diesel fuel escalation provisions contained in coal supply contracts with some of our customers, allowing for changes in the price per coal ton sold when changes in diesel fuel pricing occur. Price changes typically lag the changes in diesel fuel costs by one quarter. Based on forecasted diesel fuel gallons to be used in 2018 and price protected diesel fuel gallons as of December 31, 2017, a hypothetical increase of 10% in the average cost of diesel fuel would increase 2018 cost of sales by $8.0 million.
For our coal contracts that are not cost protected, we have exposure to price risk for supplies that are used in the normal course of production such as diesel fuel and explosives. We manage these items through strategic sourcing contracts in normal quantities with our suppliers and may use derivatives from time to time. As of December 31, 2017, we had fuel supply contracts outstanding with a minimum purchase requirement of 9.0 million gallons of diesel fuel for 2018. These contracts qualify for the normal purchase normal sale exception under hedge accounting.
Interest Rate Risk
We are exposed to market risk associated with interest rates due to our existing indebtedness that is indexed to either prime rate or LIBOR. We have not historically used interest rate hedging instruments to manage our interest rate risk. The following table shows the approximate effect an increase or decrease of 100 basis points in the interest rates would have on our interest expense based on interest rates as of December 31, 2017 (in millions):

Debt with Interest Rates that Fluctuate Based on Changes in Market Rates	Outstanding Debt Balance	Annualized Increase to Interest Expense	Annualized Decrease to Interest Expense
Term Loan	$320.6	$2.4	$(2.4)
San Juan Loan	56.6	0.5	(0.5)
WMLP Term Loan	312.7	2.4	(2.2)
Credit Risk
We are exposed to credit loss in the event of non-performance by our counterparties. We attempt to manage this exposure by entering into agreements with counterparties that meet our credit standards and that are expected to fully satisfy their obligations under the contracts. These steps may not always be effective in addressing counterparty credit risk.
Currency Rate Exposure
Our operations in Canada primarily transact in Canadian dollars. Where significant, we have quantified and described the impact of foreign currency translation on components of income (loss), including operating revenue and operating expenses. However, the impact of foreign currency has not materially affected our results of operations.

ITEM 8	— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Westmoreland Coal Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Westmoreland Coal Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 2, 2018 expressed an unqualified opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a substantial amount of long-term debt outstanding, is subject to declining industry conditions that are negatively impacting the Company’s financial position, results of operations, and cash flows, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Denver, Colorado
April 2, 2018

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$103,247	$60,082
Receivables:
Trade	103,611	140,731
Loan and lease receivables	—	5,867
Other	17,697	13,261
Total receivables	121,308	159,859
Inventories	106,795	125,515
Other current assets	11,517	32,258
Total current assets	342,867	377,714
Land, mineral rights, property, plant and equipment	1,665,740	1,617,938
Less accumulated depreciation, depletion and amortization	923,905	782,417
Net land, mineral rights, property, plant and equipment	741,835	835,521
Loan and lease receivables, less current portion	—	44,474
Advanced coal royalties	21,404	18,722
Restricted investments, reclamation deposits and bond collateral	200,194	219,275
Investment in joint venture	27,763	26,951
Other assets	55,036	62,252
Total Assets	$1,389,099	$1,584,909
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$983,427	$86,272
Accounts payable and accrued expenses:
Trade and other accrued liabilities	121,489	142,233
Interest payable	22,840	22,458
Production taxes	41,688	44,995
Postretirement medical benefits	14,734	14,892
Deferred revenue	5,068	15,253
Asset retirement obligations	48,429	32,207
Other current liabilities	9,401	20,964
Total current liabilities	1,247,076	379,274
Long-term debt, less current installments	64,980	1,022,794
Postretirement medical benefits, less current portion	317,407	308,709
Pension and SERP obligations, less current portion	43,585	43,982
Deferred revenue, less current portion	1,984	16,251
Asset retirement obligations, less current portion	426,038	451,834
Other liabilities	31,477	52,182
Total liabilities	2,132,547	2,275,026
Shareholders’ deficit:
Common stock of $0.01 par value: Authorized 30,000,000 shares; Issued and outstanding 18,771,643 shares at December 31, 2017 and 18,570,642 shares at December 31, 2016	188	186
Other paid-in capital	250,494	248,143
Accumulated other comprehensive loss	(160,525)	(179,072)
Accumulated deficit	(829,107)	(757,367)
Total shareholders’ deficit	(738,950)	(688,110)
Noncontrolling interests in consolidated subsidiaries	(4,498)	(2,007)
Total deficit	(743,448)	(690,117)
Total Liabilities and Shareholders' Deficit	$1,389,099	$1,584,909

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Revenues	$1,384,568	$1,477,960	$1,419,518
Cost, expenses and other:
Cost of sales (exclusive of depreciation, depletion and amortization, shown separately)	1,096,098	1,156,687	1,175,849
Depreciation, depletion and amortization	121,054	185,267	140,328
Selling and administrative	120,184	108,560	95,554
Heritage health benefit expenses	12,633	11,777	14,573
(Gain) loss on sale/disposal of assets	(2,671)	(1,124)	4,866
Loss on impairment	5,872	—	136,210
Restructuring charges	—	—	656
Derivative (gain) loss	(1,929)	(24,055)	5,587
Income from equity affiliates	(5,885)	(5,591)	(5,409)
Other operating loss (income)	—	8,309	(3,000)
	1,345,356	1,439,830	1,565,214
Operating income (loss)	39,212	38,130	(145,696)
Other (expense) income:
Interest expense	(118,657)	(121,819)	(101,311)
Loss on extinguishment of debt	—	—	(5,385)
Interest income	4,101	7,435	7,993
(Loss) gain on foreign exchange	(3,108)	(715)	3,674
Other (loss) income	(573)	38	1,740
	(118,237)	(115,061)	(93,289)
Loss before income taxes	(79,025)	(76,931)	(238,985)
Income tax benefit	(5,890)	(48,059)	(19,890)
Net loss	(73,135)	(28,872)	(219,095)
Less net loss attributable to noncontrolling interest	(1,795)	(1,771)	(5,453)
Net loss attributable to the Parent company	(71,340)	(27,101)	(213,642)
Less preferred stock dividend requirements	—	—	3
Net loss applicable to common shareholders	$(71,340)	$(27,101)	$(213,645)
Net loss per share applicable to common shareholders:
Basic and diluted	$(3.82)	$(1.47)	$(11.93)
Weighted average number of common shares outstanding:
Basic and diluted	18,694	18,486	17,905

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net loss	$(73,135)	$(28,872)	$(219,095)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains and prior service costs, pension	2,826	4,361	1,886
Adjustments to accumulated actuarial gains and transition obligations, pension	3,376	3,010	160
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	3,663	1,259	1,308
Adjustments to accumulated actuarial (losses) gains and transition obligations, postretirement medical benefits	(6,893)	(22,066)	7,322
Tax effect of other comprehensive income gains	(2,037)	—	(3,335)
Foreign currency translation adjustment gains (losses)	16,562	8,983	(51,866)
Unrealized and realized gains (losses) on available-for-sale securities	1,065	(345)	(1,738)
Other comprehensive income (loss), net of income taxes	18,562	(4,798)	(46,263)
Comprehensive loss	(54,573)	(33,670)	(265,358)
Less: Comprehensive loss attributable to noncontrolling interest	(1,780)	(1,767)	(5,453)
Comprehensive loss attributable to common shareholders	$(52,793)	$(31,903)	$(259,905)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Deficit
Years Ended December 31, 2015, 2016 and 2017

	Preferred Stock		Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non-controlling Interest	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Balance at December 31, 2014	91,669	$92	17,102,777	$42,756	$185,644	$(128,007)	$(516,621)	$15,261	$(400,875)
Preferred dividends declared	—	—	—	—	—	—	(3)	—	(3)
WMLP distributions	—	—	—	—	—	—	—	(797)	(797)
Share-based compensation	—	—	269,567	100	7,648	—	—	—	7,748
Conversion of convertible notes and securities	(91,669)	(92)	604,557	1,511	(1,738)	—	—	—	(319)
Vesting of restricted stock less tax withholding	—	—	185,247	408	(3,705)	—	—	—	(3,297)
Changes in WMLP ownership percentage	—	—	—	—	8,279	—	—	(8,279)	—
Change in par value of common stock from $2.50 to $0.01	—	—	—	(44,593)	44,593	—	—	—	—
Net loss	—	—	—	—	—	—	(213,642)	(5,453)	(219,095)
Other comprehensive loss	—	—	—	—	—	(46,263)	—	—	(46,263)
Balance at December 31, 2015	—	—	18,162,148	182	240,721	(174,270)	(730,266)	732	(662,901)
WMLP distributions	—	—	—	—	—	—	—	(972)	(972)
Share-based compensation	—	—	342,353	3	7,581	—	—	—	7,584
Vesting of restricted stock less tax withholding	—	—	66,141	1	(159)	—	—	—	(158)
Net loss	—	—	—	—	—	—	(27,101)	(1,771)	(28,872)
Other comprehensive loss	—	—	—	—	—	(4,802)	—	4	(4,798)
Balance at December 31, 2016	—	—	18,570,642	186	248,143	(179,072)	(757,367)	(2,007)	(690,117)
Cumulative effect of adoption of ASU 2016-16	—	—	—	—	—	—	(400)	—	(400)
WMLP distributions	—	—	—	—	—	—	—	(711)	(711)
Share-based compensation	—	—	—	—	3,200	—	—	—	3,200
Vesting of restricted stock less tax withholding	—	—	201,001	2	(849)	—	—	—	(847)
Net loss	—	—	—	—	—	—	(71,340)	(1,795)	(73,135)
Other comprehensive income	—	—	—	—	—	18,547	—	15	18,562
Balance at December 31, 2017	—	$—	18,771,643	$188	$250,494	$(160,525)	$(829,107)	$(4,498)	$(743,448)

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(73,135)	$(28,872)	$(219,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	121,054	185,267	140,328
Accretion of asset retirement obligation	45,132	40,423	38,892
Share-based compensation	3,200	7,584	7,748
Non-cash interest expense	9,344	9,215	6,857
Amortization of deferred financing costs	10,778	11,537	10,601
Loss on extinguishment of debt	—	—	4,445
(Gain) loss on derivative instruments	(1,929)	(24,055)	5,587
Loss (gain) on foreign exchange	3,108	715	(3,674)
Loss on impairment	5,872	—	136,210
Income from equity affiliates	(5,885)	(5,591)	(5,409)
Distributions from equity affiliates	6,977	6,914	7,057
Deferred income taxes benefit	(5,909)	(46,142)	(17,961)
Other	560	(2,705)	(146)
Changes in operating assets and liabilities:
Receivables	35,636	(4,430)	1,987
Inventories	20,309	13,033	1,800
Accounts payable and accrued expenses	(20,180)	10,505	(5,447)
Interest payable	471	5,131	(5,569)
Deferred revenue	(24,462)	(7,370)	(13,094)
Other assets and liabilities	20,467	13,227	(19,613)
Asset retirement obligations	(43,403)	(32,452)	(25,942)
Return of derivative collateral	6,158	—	—
Net cash provided by operating activities	114,163	151,934	45,562
Cash flows from investing activities:
Additions to property, plant and equipment	(35,016)	(46,132)	(77,921)
Proceeds from sales of restricted investments	50,226	34,814	15,532
Purchases of restricted investments	(54,281)	(36,052)	(28,670)
Cash payments in escrow for future acquisitions	—	—	34,000
Cash payments related to acquisitions and other	(3,580)	(120,992)	(32,529)
Cash acquired related to acquisition, net	—	—	2,780
Proceeds from sales of assets	4,990	7,695	2,224
Receipts from loan and lease receivables	50,488	8,987	21,954
Payments related to loan and lease receivables	—	(2,164)	(5,654)
Other	(2,166)	(1,850)	(2,517)
Net cash provided by (used in) investing activities	10,661	(155,694)	(70,801)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	—	122,250	199,359
Repayments of long-term debt	(82,091)	(70,370)	(148,071)
Borrowings on revolving lines of credit	275,300	423,500	201,746
Repayments on revolving lines of credit	(275,300)	(425,500)	(209,351)
Debt issuance costs and other refinancing costs	—	(8,784)	(8,132)
Other	(711)	(974)	1,172
Net cash (used in) provided by financing activities	(82,802)	40,122	36,723
Effect of exchange rate changes on cash	1,143	784	(2,806)
Net increase in cash and cash equivalents	43,165	37,146	8,678
Cash and cash equivalents, beginning of year	60,082	22,936	14,258
Cash and cash equivalents, end of year	$103,247	$60,082	$22,936
Supplemental disclosures of cash flow information:
Cash paid for interest	$98,139	$96,290	$72,972
Cash paid for income taxes	—	1,316	434
Non-cash transactions:
Accrued purchases of property and equipment	$4,019	$6,496	$3,766
Capital leases and other financing sources	1,333	27,355	15,232

See accompanying Notes to Consolidated Financial Statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going Concern, Liquidity and Management’s Plan
The WMLP Term Loan matures on December 31, 2018 and WMLP does not currently have liquidity or access to additional capital sufficient to pay off this debt by its maturity date. This condition gives rise to substantial doubt about WMLP’s ability to continue as a going concern for one year after the issuance of their financial statements. Certain covenants in the WMLP Term Loan provide that an audit opinion on WMLP’s stand-alone consolidated financial statements that includes an explanatory paragraph referencing WMLP's conclusion that substantial doubt exists as to WMLP’s ability to continue as a going concern constitutes an event of default. The audit opinion in WMLP’s Annual Report on Form 10-K contains such an explanatory paragraph.
On March 1, 2018, the WMLP Term Loan lenders waived the event of default arising as a result of such explanatory paragraph being included in the audit opinion in WMLP’s Annual Report on Form 10-K. This waiver expires on the earlier occurrence of May 15, 2018 or upon the occurrence of any other event of default under the WMLP Term Loan. Unless WMLP obtains further waivers for or otherwise cures this event of default, the lenders could accelerate the maturity date of the WMLP Term Loan after the waiver expires, making it immediately due and payable. This event of default under the WMLP Term Loan would also constitute an event of default under our Term Loan and 8.75% Notes, making them also immediately due and payable. Accordingly, all outstanding principal balances and related debt issuance costs for the WMLP Term Loan, the Term Loan and the 8.75% Notes are presented as current debt in our consolidated financial statements. We do not currently have liquidity or access to additional capital sufficient to pay off this debt.
Our Revolver contains a financial covenant requiring that we maintain certain minimum fixed charge coverage ratios. On March 30, 2018, we executed an amendment to our Revolver with Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as agent and as lender, and East West Bank, as a lender, which amended, among other things, the calculation of Canadian EBITDA as it is used in the fixed charge coverage ratio. The amendment removed certain financial results attributable to the Coal Valley mine from Canadian EBITDA and results in our compliance with the covenant for the year ended December 31, 2017. Absent this amendment we would have failed to satisfy the financial covenant. The amendment also waives any covenant violation for the year ended December 31, 2017 that solely results from the receipt of an opinion from our independent registered public accounting firm that includes an explanatory paragraph referencing WCC’s conclusion that substantial doubt exists as to WCC’s ability to continue as a going concern.
Our San Juan Loan provides that the issuance of parent company (WCC) financial statements which include an audit opinion containing an explanatory paragraph referencing WCC's conclusion that substantial doubt exists as to WCC's ability to continue as a going concern constitutes an event of default thereunder. On March 28, 2018, we executed an extension and waiver agreement with NM Capital Utility Corporation, as lender, which, among other things, waived the requirement that the audit opinion included in our consolidated financial statements is without such an explanatory paragraph. This waiver expires on the earlier of May 1, 2019 or the occurrence of any event of default not already waived.
The impacts of declining industry conditions and significant debt service requirements on the Company’s financial position, results of operations, and cash flows gives rise to substantial doubt about our ability to pay our obligations as they come due. In consideration of the substantial amount of long-term debt outstanding and the aforementioned declining industry conditions and covenant defaults which required waivers or amendments to cure, the Company has engaged advisors to assist with the evaluation of strategic alternatives, which may include, but not be limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring or reorganization under Chapter 11 of the Bankruptcy Code. However, there can be no assurances that the Company will be able to successfully restructure its indebtedness, improve its financial position or complete any strategic transactions. As a result of these uncertainties and the likelihood of a restructuring or reorganization, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern.
The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern, other than the reclassification of certain long-term debt and the related debt issuance costs to current liabilities and current assets, respectively.  The report from the Company's independent registered public accounting firm on its consolidated financial statements included herein includes an explanatory paragraph that summarizes the salient facts or conditions that raise substantial doubt about the Company's ability to continue as a going concern.
Nature of Operations

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Westmoreland Coal Company, or the "Company," "Westmoreland," "WCC," "We," "Our" or the "Parent," is an energy mining company with our principal activities conducted within the United States and Canada. Our U.S. operations include the production and sale of coal from mines in Montana, Wyoming, North Dakota, Texas, New Mexico and Ohio. Our Canadian operations include the production and sale of coal from six surface mines in Alberta and Saskatchewan, a char production facility from which we sell char to the barbecue briquette industry, and a 50% stake in an activated carbon plant which produces activated carbon for the removal of mercury from flue gas.
Consolidation Policy
The Consolidated Financial Statements of Westmoreland Coal Company include the accounts of the Company and its controlled subsidiaries. The Company provides for noncontrolling interests in consolidated subsidiaries in which the Company’s ownership is less than 100%. All intercompany accounts and transactions have been eliminated.
Investments in unconsolidated affiliates that the Company has the ability to exercise significant influence over, but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company records its proportionate share of the entity’s net income or loss at each reporting period in Income from equity affiliates in the Consolidated Statements of Operations with a corresponding entry to increase or decrease the carrying value of the investment. The Company’s 50% interest in the Estevan Activated Carbon Joint Venture is accounted for under the equity method of accounting.
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
Trade Receivables
Trade receivables are recorded at the invoiced amount and do not bear interest. The Company evaluates the need for an allowance for doubtful accounts based on a review of collectability. The Company has determined that no allowance is necessary for trade receivables as of December 31, 2017 or 2016.
Loan and Lease Receivables

All loan and lease receivables were collected during the year ended December 31, 2017 and we do not expect to enter into any such transactions going forward. The Company historically executed loans and finance leases at the Genesee mine with its only customer for purposes of funding capital expenditures and working capital requirements. Finance lease and loan receivables were measured at their carrying value at the inception of the arrangement. Lease payments received were comprised of a repayment of principal and finance income. Finance income was recognized based on the interest rate implicit in the finance lease and recognized in Interest income on the Consolidated Statements of Operations. We recognized finance income over periods between three and twenty-seven years, which reflected a constant periodic return on our net investment in the finance lease.
Inventories
Inventories include materials and supplies, which are carried at historical cost less an obsolescence reserve, when necessary, and coal, which is carried at the lower of cost or net realizable value. Cost of coal is determined using the average cost method and includes labor, supplies, equipment, depreciation, depletion, amortization, operating overhead and other related costs.
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
Land, Mineral Rights, Property, Plant and Equipment
Land, mineral rights, property, plant and equipment are recorded at acquisition cost. Expenditures that extend the useful lives of existing plant and equipment, or increase productivity of plant and equipment, are capitalized. Maintenance and repair costs that do not extend the useful lives or increase productivity of plant and equipment are expensed as incurred.
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
Deferred Longwall Costs
The Company defers the direct costs associated with longwall moves, including longwall set-up costs, supplies and refurbishment costs of longwall equipment at our San Juan mine. These deferred costs are expensed on a units-of-production basis into cost of coal produced (excluding depreciation, depletion and amortization) over the panel benefited by these costs, which has historically approximated one year.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets held and used in operations for impairment as events and changes in circumstances indicate that the carrying amount of such assets might not be recoverable. Factors that would indicate potential impairment to be present include, but are not limited to, a sustained history of operating or cash flow losses, an unfavorable change in earnings and cash flow outlook, prolonged adverse industry or economic trends or a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition.
Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Coal mining assets are generally grouped at the mine level.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Reclamation Deposits
Certain of the Company’s customers have pre-funded a portion of expected reclamation costs. Amounts received from customers and held on deposit are recorded within Restricted investments, reclamation deposits and bond collateral.
Financial Instruments
The Company evaluates all of its financial instruments to determine if such instruments are derivatives, derivatives that qualify for the normal purchase normal sale exception or instruments that contain features that qualify them as embedded derivatives. Except for derivatives that qualify for the normal purchase normal sale exception, all derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or Accumulated other comprehensive loss if they qualify for hedge accounting.
The Company has securities classified as available-for-sale, which are recorded at fair value. The changes in fair values are recorded as unrealized gains (losses) as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.
The Company reviews its securities routinely for other-than-temporary impairment. The primary factors used to determine if an impairment charge must be recorded because a decline in value of the security is other than temporary include (i) whether the fair value of the investment is significantly below its cost basis, (ii) the financial condition of the issuer of the security, (iii) the length of time that the cost of the security has exceeded its fair value and (iv) the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Other-than-temporary impairments are recorded as a component of Other (loss) income.
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
See Note 4 - Loss On Impairment, Note 6 - Restricted Investments, Reclamation Deposits And Bond Collateral and Note 13 - Fair Value Measurements to the consolidated financial statements for further disclosures related to the Company's fair value estimates.
Intangible Assets and Liabilities
Identifiable intangible assets or liabilities acquired in a business combination are specifically identified and recognized on a standalone basis. These intangible assets and liabilities are amortized on a straight-line basis over the respective useful life of the asset or liability. See Note 7 - Intangible Assets And Liabilities to the consolidated financial statements for further details.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Pneumoconiosis (Black Lung) Benefits
The Company is self-insured for federal and state black lung benefits for former Heritage employees. The Company accounts for these benefits on the accrual basis. An independent actuary annually calculates the present value of the accumulated black lung obligation. The liability is included in Other liabilities on the Consolidated Balance Sheets.
The Company insures its current represented employees through arrangements with its unions and its current non-represented employees are insured through third-party insurance providers. The Company maintains actuarially determined accruals to account for estimates of the ultimate losses incurred.
Postretirement Health Care Benefits
The Company accrues the cost to provide the benefits over the employees’ period of active service for postretirement benefits other than pensions. These costs are determined on an actuarial basis. The Company’s Consolidated Balance Sheets reflect the unfunded status of postretirement benefit obligations.
Pension and SERP Plans
The Company accrues the cost to provide the benefits over the employees’ period of active service for the non-contributory defined benefit pension and SERP plans it sponsors. These costs are determined on an actuarial basis. The Company’s Consolidated Balance Sheets reflect the unfunded status of the defined benefit pension and SERP plans, with the current portion of the liability in Other current liabilities.
Deferred Revenue
Deferred revenues represent funding received in advance of meeting the revenue recognition criteria. Deferred revenues will be recognized as revenue in the periods in which all revenue recognition criteria have been met.
Asset Retirement Obligations
The Company’s asset retirement obligation, or "ARO," primarily consist of estimated costs to reclaim surface land and support facilities at its mines and power plants in accordance with federal and state reclamation laws as established by each mining permit.
The Company estimates its ARO for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. These estimates are based on projected pit configurations and are escalated for inflation, and then discounted at a credit-adjusted risk-free rate. The Company records asset retirement cost associated with the initial recorded liability. Asset retirement cost is amortized based on the units of production method over the estimated proven and probable reserves at the related mine, and the ARO is accreted to the projected settlement date. Changes in estimates could occur due to revisions of mine plans, changes in estimated costs or changes in timing of the performance of reclamation activities.
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
Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this guidance, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company includes interest and penalties related to income tax matters in income tax expense. Deferred tax liabilities and assets are classified as noncurrent in the Consolidated Balance Sheets.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The tax effect of pretax income or loss from continuing operations is generally determined by a computation that does not consider the tax effects of items that are not included in continuing operations. The exception to that incremental approach is that all items (for example, items recorded in other comprehensive income) be considered in determining the amount of tax benefit that results from a loss from continuing operations and that shall be allocated to continuing operations.
Deferred Financing Costs
The Company capitalizes costs incurred in connection with establishment of credit facilities and issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the debt security or term of the credit facility using the effective interest method. These amounts are recorded in the Consolidated Balance Sheets in Other assets in the case of credit facilities and in the case of debt securities in Long-term debt, less current installments as a direct deduction of the carrying amount of the debt security, consistent with debt discounts in the Consolidated Balance Sheets.
Revenue Recognition
Revenue is recognized when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and the collection of funds is reasonably assured.
Coal Revenues
The Company generally recognizes revenue from the sale of coal at the time title passes to the customer in accordance with the terms of the underlying sales agreement. The point that title passes varies by agreement. Under our sales agreements, title transfer points include upon loading to truck or rail, upon delivery by truck or rail, upon loading to conveyor belt, upon delivery from conveyor belt and upon delivery to stockpile. Coal revenue is recognized based on the pricing contained in the contracts in place at the time that title passes. Certain of our coal contracts require that the customer reimburse us for reclamation expenditures when incurred. On the delivery of coal these reimbursements are generally not yet fixed or determinable. Accordingly, these reimbursements are not recognized as revenue until they become fixed or determinable, which generally occurs when reclamation expenditures are incurred. Reclamation expenditures may be incurred and the associated revenue related to reimbursements may be recognized during periods of coal delivery, or in some instances, may continue to be incurred and recognized for several years after coal deliveries have been completed.
Power Revenues
ROVA supplied power it produced and generated revenues from such deliveries, as well as through the settlement of related purchased power arrangements. A portion of the payment under the power sales agreement was considered to be an operating lease. The Company recognized amounts previously invoiced as revenue on a straight-line basis over the remaining term of the power sales agreement.
Other Operating Loss (Income)
Other operating loss (income) in the Consolidated Statements of Operations reflects items of income or loss from sources other than coal or power revenues. The Company recognizes other operating income when business interruption losses have been incurred and reimbursement is realized or realizable. Insurance proceeds are included in Net cash provided by operating activities when received.
Share-Based Compensation

Share-based compensation expense is generally measured at the grant date and recognized as expense over the vesting period of the entire award for stock-settled grants and remeasured at fair value at the end of each period and accrued as a liability for cash-settled grants. These costs are recorded in Selling and administrative in the Consolidated Statements of Operations. See Note 14 - Share-Based Compensation to the consolidated financial statements for further details.
Derivatives
The Company enters into financial derivatives to manage exposure to fluctuations in power prices. The Company does not utilize derivative financial instruments for trading purposes or for speculative purposes. The Company’s derivative instruments are recorded at fair value with changes in fair value recognized in the Consolidated Statements of Operations at the end of each period in Derivative (gain) loss.
Foreign Exchange Transactions

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Amounts held and transactions denominated in foreign currencies other than the operating unit’s functional currency give rise to foreign exchange gains and losses which are included within (Loss) gain on foreign exchange in the Consolidated Statements of Operations.
Foreign Currency Translation
The functional currency of the Company’s Canadian operations is the Canadian dollar. The Company’s Canadian operations’ assets and liabilities are translated at period end exchange rates, and revenues and costs are translated using average exchange rates for the period. Foreign currency translation adjustments are reported in Other comprehensive loss, net of income taxes in the Consolidated Statements of Comprehensive Loss.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with current year presentation, with no effect on previously reported net loss, cash flows or shareholders’ deficit.
Recently Adopted Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU") 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to accumulated deficit as of the beginning of the period of adoption. The Company early adopted this standard during the first quarter of 2017, which resulted in a cumulative effect adjustment as of January 1, 2017 reducing Other assets and Accumulated deficit by $0.4 million.
In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance is designed to address simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. Our January 1, 2017 retrospective adoption of this guidance did not have a material impact to our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by replacing the historical lower of cost or market test with a lower of cost or net realizable value test. This guidance is effective for interim and annual periods beginning after December 15, 2016. Our January 1, 2017 adoption of this guidance did not have a material impact to our consolidated financial statements.
Accounting Pronouncements Effective in the Future
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost, which requires separate presentation of service costs and all other components of net benefit costs on the statement of operations. Under this ASU, service cost is included in the same line item as other compensation costs arising from services rendered by employees during the period, with all other components of net benefit costs on the statement of operations outside of income from operations. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The amendments in this update require retrospective application. We will adopt the new guidance in the first quarter of 2018 and the adoption of this guidance will not have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which standardizes cash flow statement classification of certain transactions, including cash payments for debt prepayment or extinguishment, proceeds from insurance claim settlements, and distributions received from equity method investments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The new guidance should be applied using a retrospective transition method to each period presented. If impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We will adopt the new guidance

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

in the first quarter of 2018 and the adoption of this guidance will not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires companies leasing assets to recognize on their balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on contracts longer than one year. The new guidance is effective for fiscal years beginning after December 15, 2018, using a modified retrospective approach, with early adoption permitted. The Company has established an implementation team to develop a multi-phase plan to adopt the requirements of the new standard. We will adopt the new guidance in the first quarter of 2019.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all previously existing revenue recognition guidance. Under this guidance, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017.

In March, April, May, and December 2016, the FASB issued the following updates, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. These standards must be adopted concurrently upon the adoption of ASU 2014-09. We are currently evaluating the potential effects of adopting the provisions of these updates.

•	ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net);

•	ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing;

•	ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and

•	ASU 2016-19, Technical Corrections and Improvements

During 2016, the Company established an implementation team to develop a multi-phase plan to assess the Company’s business and contracts, as well as any changes to processes or systems to adopt the requirements of the new standard. As of the date of this filing, the Company has substantially completed its evaluation of the impact of the new standard under the full retrospective approach. This process included a review of all material contracts, application of the new guidance to each contract, and documentation of related conclusions. Based on our implementation team’s analyses, we have determined that the implementation of the new standard will have a material impact on our consolidated financial statements for long-term coal supply agreements in which we are entitled to payments from customers to reimburse our costs incurred during final reclamation as these payments relate to the only performance obligations within the contract, which consist of the sale of each ton of coal. As these estimates include significant uncertainty, we are still evaluating all assumptions used in the estimate and finalizing the amounts of accelerated revenues we will recognize for the years ended December 31, 2017 and 2016, and as of the transition date of January 1, 2016. The transition date adjustment will be made directly to accumulated deficit as of January 1, 2016, while the transition adjustments for the years ended December 31, 2017 and 2016 will restate previously reported revenues for those periods. These amounts will create a contract asset on our Consolidated Balance Sheets in the form of accounts receivable for final reclamation. Additionally, we are in the process of evaluating disclosure requirements, finalizing accounting policies and implementing changes to the relevant business processes and the control activities required to implement this standard.
2. ACQUISITIONS
Acquisition of San Juan
On January 31, 2016, WSJ, a variable interest entity of the Company, acquired SJCC, which operates the San Juan mine in Farmington, New Mexico, and San Juan Transportation Company (“SJTC” and such transaction, the “San Juan Acquisition”) for a total cash purchase price of $121.0 million after post-closing and working capital adjustments. The San Juan mine is the exclusive supplier of coal to the adjacent SJGS under a coal supply agreement through 2022. The San Juan operations are included in the Company’s Coal - U.S. segment.
WSJ financed the San Juan Acquisition principally with a $125.0 million loan from NM Capital Utility Corporation (the “San Juan Loan”), an affiliate of Public Service Company of New Mexico (one of the owners of SJGS). The loan is structured as a senior secured term loan (the “San Juan Loan”) maturing February 1, 2021 and is expected to bear interest at a (i) 7.25% rate (the “Margin Rate”) plus (ii) (A) the London Interbank Offered Rate for a three month period plus (B) a statutory

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

reserve rate, which such Margin Rate increases incrementally during each year of the San Juan Loan term with a final Margin Rate of 14.25% in the final year of the term. The San Juan Loan has no prepayment penalties. The agreements governing the San Juan Loan include representations and warranties and covenants regarding the ownership and operation of SJCC and the properties acquired in the Acquisition and standard special purpose bankruptcy remote entity covenants designed to preserve the separateness from Westmoreland of each of (i) WSJ, (ii) WSJ's direct parent company, Westmoreland San Juan Holdings, Inc., and (iii) the San Juan Entities ((i), (ii) and (iii) collectively, the “Westmoreland San Juan Entities”). Obligations under the San Juan Loan are recourse only to the Westmoreland San Juan Entities and their assets, and neither Westmoreland nor its subsidiaries (other than the Westmoreland San Juan Entities) is an obligor under the San Juan Loan in any respect. The agreement governing the San Juan Loan requires that all revenues of the San Juan Entities, aside from payments on certain leases, are deposited into a cash management collection account swept monthly for operating expenses, capital expenditures, and San Juan Loan payment and prepayment.

In connection with certain mining permits relating to the operation of the San Juan mine, WSJ has posted reclamation bonds of $125.2 million with the New Mexico Mining and Minerals Division.
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
Unaudited Pro Forma Information
The following unaudited pro forma information has been prepared for illustrative purposes only and assumes the San Juan Acquisition occurred on January 1, 2015. The unaudited pro forma results have been prepared based on estimates and assumptions, which the Company believes are reasonable, however, they are not necessarily indicative of the Consolidated Statements of Operations had the acquisitions occurred on the dates indicated above, or of future results of operations. Due to the full year of ownership in 2017, no pro forma information has been presented below for the year ended December 31, 2017.

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
Kemmerer Drop
On August 1, 2015, we contributed 100% of the outstanding equity interests in Westmoreland Kemmerer, LLC (“Kemmerer”) to WMLP in exchange for $230 million in aggregate consideration, comprised of $115 million in cash and $115 million in newly issued WMLP Series A Convertible Units (the “Series A Units” and such transaction, the “Kemmerer Drop”). In connection with the Kemmerer Drop, all employees of Kemmerer and related employee liabilities, including but not limited to postretirement pension obligations and postretirement health benefits, were transferred to the Parent. The Series A Units are convertible into common units representing limited partner interests of WMLP (“Common Units”), on a one-for-one basis, upon the earlier of (i) the date on which WMLP first makes a regular quarterly cash distribution to holders of Common Units in an amount equal to at least $0.22 per Common Unit, or (ii) a change of control of WMLP. Following the Kemmerer Drop, at December 31, 2017 we held an approximately 93.94% controlling interest in WMLP (on a fully diluted basis). The Kemmerer Drop represents a reorganization of entities under common control. Accordingly, the net assets transferred are deemed to have transferred at the $102.6 million carrying value as of the date of transfer. No gain or loss was recognized.
3. VARIABLE INTEREST ENTITY

As of December 31, 2017, the Company consolidated its 100% owned WSJ subsidiary which is a variable interest entity (“VIE”). WSJ’s classification as a VIE is due to another party having the potential right to receive WSJ’s residual returns. The Company is the primary beneficiary because it has the power to direct the activities that most significantly impact WSJ’s economic performance. Accordingly, the Company consolidated the operating results, assets and liabilities of WSJ. See Note 2 - Acquisitions and Note 8 - Debt And Lines Of Credit to the consolidated financial statements.
The following table presents the carrying amounts, after eliminating the effect of intercompany transactions, included in the Consolidated Balance Sheets that are for the use of or are the obligation of WSJ (in thousands):

	December 31, 2017	December 31, 2016
Assets	$203,737	$268,910
Liabilities	167,529	243,884
Net carrying amount	$36,208	$25,026
4. LOSS ON IMPAIRMENT

For the year ended December 31, 2017, we recorded an impairment charge of $5.9 million related to land and mineral rights in Kentucky within our Coal - WMLP segment which were determined to have no further economic value.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

During the fourth quarter of 2015 we evaluated our ROVA asset group for impairment primarily as a result of an impairment indicator related to the continued decline in forecasted electricity prices. The asset group was comprised of property, plant, and equipment and related capital spares used to generate electricity, and resided in our Power segment. Our evaluation concluded that the long-lived assets at ROVA were impaired, and the carrying value of those assets was written down to zero as a result of an impairment charge of $133.1 million, with the charge included in Loss on impairment in the Consolidated Statements of Operations for the year ended December 31, 2015. Our fair value measurement for these assets was determined based on a probability-weighted estimate of discounted future cash flows, which are Level 3 fair value measurements. Key inputs to the fair value measurement for these assets included current forecasted electricity prices in the region ROVA serves, which we believe will continue to remain at depressed levels, as well as forecasted cost inputs based on the Company’s planning and budgeting process.
We also recorded an impairment charge of $3.1 million to the same line item in the Consolidated Statements of Operations during the year ended December 31, 2015 for certain immovable fixed assets at our Coal Valley mine, which is part of the Coal-Canada segment, primarily as a result of continued declines in pricing in the export markets which Coal Valley serves.
5. INVENTORIES
Inventories consisted of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Coal stockpiles	$38,145	$44,692
Materials and supplies	73,517	84,444
Reserve for obsolete inventory	(4,867)	(3,621)
Total	$106,795	$125,515

6. RESTRICTED INVESTMENTS, RECLAMATION DEPOSITS AND BOND COLLATERAL
Coal segments maintain government-required bond collateral that assures compliance with applicable federal and state regulations relating to the performance of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company. The Corporate segment is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain health care plans. The Company’s surety bond underwriters require collateral to issue these bonds. Prior to December 31, 2017, the Power segment was required to maintain a collateral account related to its contracts to purchase power.
The Company invests certain bond collateral, reclamation deposits and other restricted investments in a limited selection of fixed-income investment options and receives the corresponding investment returns. These investments are not available to meet the Company’s general cash needs. These investments include available-for-sale securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets. On disposal, the resulting gain or loss is reported in Other (loss) income in the Consolidated Statements of Operations.
The Company’s carrying value and estimated fair value of Restricted investments, reclamation deposits and bond collateral as of December 31, 2017 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments, Reclamation Deposits and Bond Collateral
	(In thousands)
Cash and cash equivalents	$42,549	$6,643	$49,192
Time deposits	2,467	—	2,467
Available-for-sale	78,157	70,378	148,535
	$123,173	$77,021	$200,194

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The Company’s carrying value and estimated fair value of its Restricted investments, reclamation deposits and bond collateral as of December 31, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments, Reclamation Deposits and Bond Collateral
	(In thousands)
Cash and cash equivalents	$66,860	$2,673	$69,533
Time deposits	2,473	—	2,473
Available-for-sale	75,580	71,689	147,269
	$144,913	$74,362	$219,275
Available-for-Sale Restricted Investments
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities as of December 31, 2017 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments, Reclamation Deposits and Bond Collateral
	(In thousands)
Cost basis	$78,564	$70,576	$149,140
Gross unrealized holding gains	521	617	1,138
Gross unrealized holding losses	(928)	(815)	(1,743)
Fair value	$78,157	$70,378	$148,535
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale securities as of December 31, 2016 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments, Reclamation Deposits and Bond Collateral
	(In thousands)
Cost basis	$76,558	$72,381	$148,939
Gross unrealized holding gains	251	453	704
Gross unrealized holding losses	(1,229)	(1,145)	(2,374)
Fair value	$75,580	$71,689	$147,269
Maturities of available-for-sale securities were as follows as of December 31, 2017:

	Cost Basis	Fair Value
	(In thousands)
Due within one year	$13,960	$13,423
Due in five years or less	60,827	60,447
Due after five years to ten years	32,381	32,527
Due in more than ten years	41,972	42,138
	$149,140	$148,535
For the years ended December 31, 2017, 2016, and 2015, the Company recorded realized (losses) gains of $(0.3) million, $0.2 million, and $0.1 million, respectively, on the sale of available-for-sale securities.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

7. INTANGIBLE ASSETS AND LIABILITIES
Identifiable intangible assets acquired in a business combination are specifically identified and recognized on a standalone basis. Intangible assets result from more favorable contract prices than market prices in lease agreements as measured during a business combination. As a result of prior period acquisitions, we determined that the most significant acquired identifiable intangible assets are related to favorable lease agreements. These intangible assets are recorded in Other assets on our Consolidated Balance Sheets and are amortized on a straight-line basis over the remaining terms of the lease agreements.

	December 31, 2017
	Estimated Remaining Life (years)	Cost	Accumulated Amortization	Net Carrying Value
	(In thousands except for years data)
Favorable lease agreements	12	$32,174	$6,327	$25,847

	December 31, 2016
	Estimated Remaining Life (years)	Cost	Accumulated Amortization	Net Carrying Value
	(In thousands except for years data)
Favorable lease agreements	13	$32,174	$4,142	$28,032

Amortization of intangible assets recognized in Depreciation, depletion and amortization was $2.2 million, $2.2 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Our intangible liabilities resulted from our acquisition, as part of a business combination, of contracts with terms that were unfavorable to prevailing market prices at the time of acquisition. Amortization of intangible liabilities recognized in Revenues in the Consolidated Statements of Operations was $0.9 million for the years ended December 31, 2017, 2016 and 2015. During the fourth quarter of 2017 we disposed of our ROVA segment operations as well as all associated intangible liabilities. As such, no further amortization of these intangible liabilities into Revenues will occur in future periods.
The intangible assets and liabilities are generally amortized straight-line over the life of the related contracts. The estimated amortization amounts from intangibles assets for each of the next five years as of December 31, 2017 are as follows:

Amount of Amortization to Recognize in Expense

2018	$2,184
2019	2,184
2020	2,184
2021	2,184
2022	2,184

8. DEBT AND LINES OF CREDIT

The Company and its subsidiaries are subject to the following debt arrangements:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Issuance Amount	Issuance Date	Maturity Date	Total Debt Outstanding
				December 31, 2017	December 31, 2016
	(In millions)	(MM/DD/YY)	(MM/DD/YY)	(In thousands)
8.75% Notes	$350.0	12/16/14	1/1/22	$350,000	$350,000
Term Loan	425.0	12/16/14	12/16/20	320,595	323,883
San Juan Loan	125.0	2/1/16	2/1/21	56,640	95,000
WMLP Term Loan	295.0	12/31/14	12/31/18	312,734	306,189
Revolver	*	12/16/14	12/31/18	—	—
Capital lease obligations	Varies	Varies	Varies	33,113	55,061
Other debt	Varies	Varies	Varies	2,826	16,464
Total debt				1,075,908	1,146,597
Less debt discount and issuance costs, net				(27,501)	(37,531)
Less current installments, net of debt discount and issuance costs				(983,427)	(86,272)
Total non-current debt				$64,980	$1,022,794
____________________
* Not applicable.
The following table presents aggregate contractual debt maturities of all long-term debt as of December 31, 2017 (in thousands):

Maturity Date(1)	Debt Held by WMLP	All Other Debt	Total Debt Outstanding
2018	$316,982	$21,345	$338,327
2019	4,175	17,263	21,438
2020	1,768	339,548	341,316
2021	1,664	21,165	22,829
2022	1,998	350,000	351,998
Thereafter	—	—	—
Total debt	$326,587	$749,321	$1,075,908
_________________
(1) Debt obligations are scheduled based on their contractual maturities and are not reflective of any potential accelerations discussed further below.

Covenant Compliance
The WMLP Term Loan matures on December 31, 2018 and WMLP does not currently have liquidity or access to additional capital sufficient to pay off this debt by its maturity date. This condition gives rise to substantial doubt about WMLP’s ability to continue as a going concern for one year after the issuance of their financial statements. Certain covenants in the WMLP Term Loan provide that an audit opinion on WMLP’s stand-alone consolidated financial statements that includes an explanatory paragraph referencing WMLP's conclusion that substantial doubt exists as to WMLP’s ability to continue as a going concern constitutes an event of default. The audit opinion in WMLP’s Annual Report on Form 10-K contains such an explanatory paragraph.
On March 1, 2018, the WMLP Term Loan lenders waived the event of default arising as a result of such explanatory paragraph being included in the audit opinion in WMLP’s Annual Report on Form 10-K. This waiver expires on the earlier occurrence of May 15, 2018 or upon the occurrence of any other event of default under the WMLP Term Loan. Unless WMLP obtains further waivers for or otherwise cures this event of default, the lenders could accelerate the maturity date of the WMLP Term Loan after the waiver expires, making it immediately due and payable. This event of default under the WMLP Term Loan would also constitute an event of default under our Term Loan and 8.75% Notes, making them also immediately due and payable. Accordingly, all outstanding principal balances and related debt issuance costs for the WMLP Term Loan, the Term Loan and the 8.75% Notes are presented as current debt in our consolidated financial statements. We do not currently have liquidity or access to additional capital sufficient to pay off this debt.
Our Revolver contains a financial covenant requiring that we maintain certain minimum fixed charge coverage ratios. On March 30, 2018, we executed an amendment to our Revolver with Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as agent and as lender, and East West Bank, as a lender, which amended, among other

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

things, the calculation of Canadian EBITDA as it is used in the fixed charge coverage ratio. The amendment removed certain financial results attributable to the Coal Valley mine from Canadian EBITDA and results in our compliance with the covenant for the year ended December 31, 2017. Absent this amendment we would have failed to satisfy the financial covenant. The amendment also waives any covenant violation for the year ended December 31, 2017 that solely results from the receipt of an opinion from our independent registered public accounting firm that includes an explanatory paragraph referencing WCC’s conclusion that substantial doubt exists as to WCC’s ability to continue as a going concern.
Our San Juan Loan provides that the issuance of parent company (WCC) financial statements which include an audit opinion containing an explanatory paragraph referencing WCC's conclusion that substantial doubt exists as to WCC's ability to continue as a going concern constitutes an event of default thereunder. On March 28, 2018, we executed an extension and waiver agreement with NM Capital Utility Corporation, as lender, which, among other things, waived the requirement that the audit opinion included in our consolidated financial statements is without such an explanatory paragraph. This waiver expires on the earlier of May 1, 2019 or the occurrence of any event of default not already waived.
8.75% Notes
Pursuant to our senior note indenture, dated as of December 16, 2014, by and among the Company, the guarantors named therein, and U.S. Bank National Association, as trustee and notes collateral agent (the “Indenture”), our senior secured 8.75% Notes (“8.75% Notes”) were issued at a 1.292% discount and bear a fixed interest rate of 8.75% payable semiannually, on January 1 and July 1 of each year, commencing July 1, 2015. The 8.75% Notes are a primary obligation of the Company and are guaranteed by Westmoreland Energy LLC, Westmoreland Mining LLC and Westmoreland Resources, Inc. and their respective subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc. and certain other immaterial subsidiaries), referred to as the “Guarantors.” The 8.75% Notes are not guaranteed by Westmoreland Canada LLC or any of its subsidiaries, Westmoreland San Juan, LLC or any of its subsidiaries, or Westmoreland Resources GP, LLC or WMLP, referred to as the “Non-guarantors.”
The 8.75% Notes are the Company’s senior secured obligations, rank equally in right of payment with all of the Company’s existing and future senior obligations, including the Term Loan (defined below under “Term Loan”) and rank senior to all of the Company’s existing and future indebtedness that is expressly subordinated to the 8.75% Notes. The 8.75% Notes have not been registered under the Securities Act of 1933. The 8.75% Notes contain certain customary cross-default provisions. In 2014, the Company capitalized debt issuance costs of $10.2 million in connection with the 8.75% Notes.
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
The 8.75% Notes contain customary affirmative covenants, negative covenants, events of default, as well as certain customary cross-default provisions. Our compliance or non-compliance with these covenants is discussed above.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Term Loan

Pursuant to our credit agreement, dated as of December 22, 2014, by and among the Company, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent, as amended (“Term Loan”), the $350.0 million Term Loan was issued at a 2.50% discount and accrues interest on a quarterly basis at a variable interest rate which is set at our election of (i) one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”) plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate plus 0.05%, or one-month LIBOR plus 1.00%) plus 5.50%. As of December 31, 2017, the cash interest rate was 8.19%. In 2014, the Company capitalized debt issuance costs of $8.4 million in connection with the Term Loan.
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
The Term Loan contains customary affirmative covenants, negative covenants, events of default, as well as certain customary cross-default provisions. Our compliance or non-compliance with these covenants is discussed above.
Term Loan Add-on
On January 22, 2015, the Company amended the Term Loan to increase the borrowings by $75.0 million, for an aggregate principal amount of $425.0 million as of that date. The amendments to the Term Loan were made in connection with the acquisition of Buckingham Coal Company, LLC. Net proceeds were $71.0 million after a 2.50% discount, 1.50% broker fee, a consent fee of 1.17%, and $0.1 million of additional debt issuance costs. With this addition, the quarterly principal payment due commencing March 31, 2015 is $1.1 million. Under the Term Loan, we are required to offer a portion of our excess cash flows for each fiscal year, beginning with the fiscal year ended December 31, 2015.
In conjunction with the Kemmerer Drop, the Company amended the Term Loan to remove Kemmerer as a guarantor. In addition, $94.1 million of the proceeds received from WMLP related to the Kemmerer Drop were used to pay down the Term Loan.
San Juan Loan
On January 31, 2016, Westmoreland San Juan, LLC (“WSJ”), a special purpose subsidiary of Westmoreland, acquired San Juan Coal Company (“SJCC”), which operates the San Juan mine in Farmington, New Mexico, and San Juan Transportation Company (the “San Juan Acquisition”) for a total cash purchase price of $121.0 million after customary post-closing adjustments. The San Juan mine is the exclusive supplier of coal to the adjacent San Juan Generating Station (“SJGS”) under a coal supply agreement with tonnage and pricing adjusting quarterly through 2022. WSJ financed the San Juan Acquisition in part with a senior secured $125.0 million loan (“San Juan Loan”) pursuant to the loan agreement, dated as of February 1, 2016, by and among WSJ and the remaining Westmoreland San Juan Entities as guarantors, and NM Capital Utility Corporation (an affiliate of Public Service Company of New Mexico, part owner of SJGS) as lender. The San Juan Loan was issued at a 6.70% discount, incurred $3.1 million of debt issuance costs and pays interest and principal on a quarterly basis at an interest rate of (i) the Margin Rate of 7.25% plus (ii) (A) the LIBOR for a three month period plus (B) a statutory reserve rate, which such Margin Rate increases incrementally during each year of the San Juan Loan term with a final Margin Rate of 14.25% in the final year of the term. As of December 31, 2017, the cash interest rate was 10.63%. In addition, in the event the loan is not paid off prior to maturity, the price of the coal in our coal supply agreement decreases by 10% after January 1, 2019 and 15% after January 1, 2021.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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
The San Juan Loan contains customary affirmative covenants and negative covenants. Our compliance or non-compliance with these covenants is discussed above.
WMLP Term Loan
Pursuant to the financing agreement, dated as of December 31, 2014, by and among Oxford Mining Company, LLC, WMLP and each of its subsidiaries, lenders from time to time party thereto, and U.S. Bank National Association, as administrative agent, WMLP entered into a term loan (“WMLP Term Loan”) which consists of a $175.0 million, with an option for an additional $120.0 million in term loans for acquisitions, which was exercised on August 1, 2015 to finance the Kemmerer Drop. Proceeds from the credit facility were used to retire WMLP’s previously existing first and second lien credit facilities and to pay fees and expenses related to its existing credit facility, with the remaining proceeds being available as working capital. The WMLP Term Loan was not issued at a discount or a premium and $8.6 million of debt issuance costs were recognized at December 31, 2014. The WMLP Term Loan pays interest on a quarterly basis and bears interest at a variable rate equal to the 3-month LIBOR at each quarter end (1.69% as of December 31, 2017), subject to a floor of 0.75%, plus 8.50% or the Reference Rate, as defined in the financing agreement. As of December 31, 2017, the WMLP Term Loan had a cash interest rate of 10.19%. The WMLP Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of WMLP, is guaranteed by WMLP and its subsidiaries, and is secured by substantially all of WMLP’s and its subsidiaries’ assets.
The WMLP Term Loan also provides for paid in kind interest (“PIK Interest”) at a variable rate between 1.00% and 3.00% based on WMLP’s consolidated net leverage ratio, as defined in the financing agreement. As of December 31, 2017 and 2016, the WMLP Term Loan had a PIK Interest rate of 3.00%. The rate of PIK Interest is determined on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the WMLP Term Loan. PIK Interest under the WMLP Term Loan financing agreement was $9.3 million for the year ended December 31, 2017. The outstanding WMLP Term Loan amount as of December 31, 2017 represents the principal balance of $287.3 million, plus PIK Interest of $25.4 million.

The WMLP Term Loan limits cash distributions to the Restricted Distributions, an aggregate amount not to exceed $15.0 million, if WMLP has: (i) a consolidated total net leverage ratio of greater than 3.75, or fixed charge coverage ratio of less than 1.00 (as such ratios are defined in the WMLP Term Loan financing agreement), or (ii) liquidity of less than $7.5 million, after giving effect to such cash distribution and applying WMLP's availability under the WMLP Revolver. As of December 31, 2017, WMLP’s consolidated total net leverage ratio is in excess of 3.75. Further, as of December 31, 2017, WMLP has utilized the full $15.0 million limit on Restricted Distribution payments and is restricted from making any further distributions under the terms of the WMLP Term Loan financing agreement.

The WMLP Term Loan contains customary affirmative covenants, negative covenants, events of default as well as certain customary cross-default provisions. Our compliance or non-compliance with these covenants is discussed above.

Revolver

Pursuant to the second amended and restated loan and security agreement, dated as of December 16, 2014, by and among the Company and certain of its subsidiaries, lenders party thereto, and Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent (the “Revolver”) we have a total aggregate borrowing capacity of $60.0 million between June 15th and August 31st of each year, with an aggregate borrowing capacity of $50.0 million outside of these periods. The availability of the Revolver consists of a $30.0 million sub-facility ($35.0 million with the seasonal increase) available to our U.S. borrowers and a $20.0 million sub-facility ($25.0 million with the seasonal increase)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

available to our Canadian borrowers. The Revolver may support an equal amount of letters of credit, with outstanding letter of credit balances reducing availability under the facility. Borrowings under the Revolver initially bear interest either at a rate 0.75% in excess of the base rate or at a rate 2.75% per annum in excess of LIBOR, at our election. An unused line fee of 0.50% per annum is payable monthly on the average unused amount of the Revolver. The Revolver contains various affirmative, negative and financial covenants. Financial covenants in the agreement include certain specified minimum fixed charge coverage ratios. Our compliance or non-compliance with these covenants is discussed above.
Twelfth Amendment to Second Amended and Restated Loan and Security Agreement
On October 30, 2017, we executed an amendment to our existing Revolver with Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as agent and as a lender, and East West Bank, as a lender ("Twelfth Amendment"). The Twelfth Amendment amended: (a) financial statement reporting to include monthly reconciliations of U.S., Canadian and Consolidated EBITDA to corresponding Net Income figures and a monthly forecast of financial covenants for the next occurring quarter; (b) the calculation under the term “US EBITDA” to remove certain fees paid to legal and financial advisors in connection with the assessment of Westmoreland’s consolidated debt structure; and (c) calculations under the terms “Canadian EBITDA” and “Canadian Fixed Charges” to remove certain financial results attributable to the Coal Valley Mine, as well as permitted netting of certain Returned Collateral against unfinanced Canadian Capital Expenditures, in connection with any sale or discontinuance of operations of the Coal Valley Mine; as such capitalized terms are defined in our Second Amended and Restated Loan and Security Agreement, as amended, governing the Revolver.
Thirteenth Amendment to Second Amended and Restated Loan and Security Agreement
On March 30, 2018, we executed the Thirteenth Amendment to our Revolver with Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as agent and as lender, and East West Bank, as a lender, which amended, among other things, the calculation of Canadian EBITDA as it is used in the fixed charge coverage ratio. The amendment removed certain financial results attributable to the Coal Valley mine from Canadian EBITDA and results in our compliance with the covenant for the year ended December 31, 2017. Absent this amendment we would have failed the financial covenant. The amendment also waives the requirement that we deliver an unqualified opinion of our independent certified accountants for our audited financial statements for the year ended December 31, 2017 solely due to the receipt of a going concern opinion. This amendment is further described in Item 9B - Other Information of this Annual Report on Form 10-K.

Our revolving credit facilities had the following details as of December 31, 2017 (in millions):

Revolver Details	U.S. Borrowers	Canadian Borrowers	U.S. & Canadian Borrowers
Line of credit maximum availability - without seasonal increase from June 15 to August 31	$30.0	$20.0	$50.0
Letters of credit outstanding	2.4	—	2.4
Borrowing base restrictions	14.4	4.5	18.9
Line of credit draws	—	—	—
Line of credit availability	$13.2	$15.5	$28.7
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
WMLP Revolver

On October 23, 2015, WMLP and its subsidiaries entered into a Loan and Security Agreement (the “WMLP Revolver”) with the lenders party thereto and Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company). The WMLP Revolver expired on its December 31, 2017 maturity date and was not replaced or extended by WMLP.
Capital Lease Obligations
The Company engages in leasing transactions for equipment utilized in its mining operations. At December 31, 2017

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

and 2016, the capital leases outstanding had a weighted average interest rate of 5.20% and 4.64%, respectively, and mature at various dates beginning in 2018 through 2025. During the year ended December 31, 2017, the Company entered into $1.3 million of new capital leases.
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
The following table sets forth the actuarial present value of postretirement medical benefit obligations and amounts recognized in the Company’s financial statements:

	December 31, 2017	December 31, 2016
	(In thousands)
Change in benefit obligations:
Net benefit obligation at beginning of year	$323,601	$299,373
Liability acquired	—	1,851
Service cost	3,018	3,270
Interest cost	12,651	12,353
Plan participant contributions	59	136
Actuarial loss	6,893	24,821
Gross benefits paid	(15,457)	(16,914)
Federal subsidy on benefits paid	1,376	1,466
Curtailments	—	(2,755)
Net benefit obligation at end of year	332,141	323,601
Change in plan assets:
Employer contributions	15,398	16,778
Plan participant contributions	59	136
Gross benefits paid	(15,457)	(16,914)
Fair value of plan assets at end of year	—	—
Unfunded status at end of year	$(332,141)	$(323,601)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(14,734)	$(14,892)
Noncurrent liabilities	(317,407)	(308,709)
Accumulated other comprehensive loss	55,123	51,893
Net amount recognized	$(277,018)	$(271,708)
Amounts recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$58,301	$55,706
Prior service credit	(3,178)	(3,813)
	$55,123	$51,893
Prior service costs and credits and actuarial gains and losses are amortized over the average life expectancy or average future service of the plan’s participants. In 2018, $3.9 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The components of net periodic postretirement medical benefit cost are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Components of net periodic benefit cost:
Service cost	$3,018	$3,270	$4,217
Interest cost	12,651	12,353	11,629
Amortization of:
Prior service credit	(635)	(636)	(636)
Actuarial loss	4,298	1,895	1,944
Total net periodic benefit cost	$19,332	$16,882	$17,154
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Former mining operations	$9,222	$8,540	$8,137
Current operations	10,110	8,342	9,017
Total net periodic benefit cost	$19,332	$16,882	$17,154
The costs for the former mining operations are included in Heritage health benefit expenses in the Consolidated Statements of Operations and the costs for current operations are included as operating expenses.
Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31, 2017	December 31, 2016
Discount rate	3.45% - 3.85%	3.90% - 4.45%
Measurement date	December 31, 2017	December 31, 2016
Annually, Westmoreland determines discount rates for its retirement benefit plans using our third party actuary’s yield curve which is based on high quality U.S. corporate bonds. The discount rate is calculated as the single effective rate that produces the equivalent benefit obligation as that determined when discounting future liability cash flows using spot rates from the yield curve.
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Discount rate	3.90% - 4.45%	4.10% - 4.65%	3.75% - 4.25%
Measurement date	December 31, 2016	December 31, 2015	December 31, 2014
The following presents information about the assumed health care trend rate:

	December 31, 2017	December 31, 2016
Health care cost trend rate assumed for next year	6.50%	6.75%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.75%	4.75%
Year that the trend rate reaches the ultimate trend rate	2025	2025
The effect of a one percent change on the health care cost trend rate used to calculate periodic postretirement medical benefit costs and the related benefit obligation are summarized in the table below:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Postretirement Medical Benefits
	1 % Increase	1 % Decrease
	(In thousands)
Effect on service and interest cost components	$2,743	$(2,125)
Effect on postretirement medical benefit obligation	48,294	(39,005)
Cash Flows
The following benefit payments and Medicare D subsidy (which the Company receives as a benefit partially offsetting its prescription drug costs for retirees and their dependents) are expected by the Company:

	Postretirement Medical Benefits	Medicare D Subsidy	Net Postretirement Medical Benefits
	(In thousands)
2018	$16,368	$(1,634)	$14,734
2019	16,889	(1,694)	15,195
2020	17,399	(1,751)	15,648
2021	17,802	(1,807)	15,995
2022	18,261	(1,860)	16,401
Years 2023 - 2027	94,618	(9,702)	84,916
Combined Benefit Fund
The Combined Benefit Fund ("CBF") is a multi-employer health plan neither controlled by nor administered by the Company. The CBF is designed to pay health care benefits to UMWA workers (and dependents) who retired prior to 1976. The Company is required by the Coal Act to make monthly premium payments into the CBF. These payments are based on the number of the Company’s UMWA employees who retired prior to 1976, and the Company’s pro-rata assigned share of UMWA retirees whose companies are no longer in business. Contributions to the CBF have decreased over the past three years due to a declining population. The Company expenses payments to the CBF when they are due. The following payments were made to the CBF (in thousands):

2017	$1,445
2016	1,594
2015	1,794
Workers’ Compensation Benefits
The Company was self-insured for workers’ compensation benefits prior to January 1, 1996. Since 1996, the Company has purchased third-party insurance for workers’ compensation claims. The following table shows the changes in the Company’s workers’ compensation obligation:

	December 31, 2017	December 31, 2016
	(In thousands)
Workers’ compensation, beginning of year (including current portion)	$5,040	$5,658
Accretion	167	115
Claims paid	(512)	(399)
Actuarial changes	(426)	(334)
Workers’ compensation, end of year	4,269	5,040
Less current portion, included in Other current liabilities	(489)	(541)
Workers’ compensation, less current portion, included in Other liabilities	$3,780	$4,499

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Black Lung Benefits
The Company is self-insured for federal and state black lung benefits for former heritage employees. As of December 31, 2017 and 2016, the Company’s black lung benefit obligations were $18.2 million and $17.6 million, respectively.
The discount rates used in determining the actuarial present value of the black lung benefit obligation are based on corporate bond yields and are adjusted annually. As of December 31, 2017 and 2016, the rates used were 3.37% and 3.70%, respectively.

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
Supplemental Executive Retirement Plan
The Company maintains a Supplemental Executive Retirement Plan ("SERP") for former executives as a result of employment or severance agreements. The SERP is an unfunded non-qualified deferred compensation plan, which provides benefits to certain employees beyond the maximum limits imposed by the Employee Retirement Income Security Act and the Internal Revenue Code. The Company does not expect to add new participants to its SERP plan.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The following table provides a reconciliation of the changes in the benefit obligations of the plans and the fair value of assets of the qualified plans and the amounts recognized in the Company’s financial statements for both the defined benefit pension and SERP plans:

	December 31, 2017	December 31, 2016
	(In thousands)
Change in benefit obligation:
Net benefit obligation at beginning of year	$272,489	$184,681
Liability acquired	—	89,300
Service cost	1,510	1,634
Interest cost	10,471	10,635
Actuarial loss	11,275	1,018
Benefits and expenses paid	(13,691)	(14,064)
Settlements and curtailments	(2,233)	(992)
Foreign currency exchange rate changes	1,006	277
Net benefit obligation at end of year	280,827	272,489
Change in plan assets:
Fair value of plan assets at the beginning of year	236,042	141,137
Assets acquired	—	90,600
Actual return on plan assets	29,207	18,053
Employer contributions	1,152	970
Benefits and expenses paid	(13,691)	(14,064)
Settlements	(2,233)	(992)
Foreign currency exchange rate changes	843	338
Fair value of plan assets at end of year	251,320	236,042
Unfunded status at end of year	$(29,507)	$(36,447)
Amounts recognized in the accompanying balance sheet consist of:
Noncurrent asset, included in Other assets	$14,427	$7,893
Current liability, included in Other current liabilities	(349)	(358)
Noncurrent liability	(43,585)	(43,982)
Accumulated other comprehensive loss	19,921	26,123
Net amount recognized at end of year	$(9,586)	$(10,324)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$19,860	$26,054
Prior service cost	61	69
	$19,921	$26,123
Prior service costs and credits and actuarial gains and losses are amortized over the expected future period of service of the plan’s participants. In 2018, $0.5 million will be amortized from accumulated other comprehensive loss into net periodic pension cost.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The components of net periodic pension cost are as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Components of net periodic pension cost:
Service cost	$1,510	$1,634	$1,732
Interest cost	10,471	10,635	7,397
Expected return on plan assets	(14,556)	(14,025)	(9,959)
Settlements and curtailments	796	186	—
Amortization of:
Prior service cost	8	8	8
Actuarial loss	2,818	4,167	3,442
Total net periodic pension cost	$1,047	$2,605	$2,620
These costs are included in the Consolidated Statements of Operations in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) and Selling and administrative.
Assumptions
The weighted-average assumptions used to determine the benefit obligations as of the end of each year were as follows:

	December 31, 2017	December 31, 2016
Discount rate	3.30% - 3.55%	3.60% - 4.05%
Measurement date	December 31, 2017	December 31, 2016
Annually, Westmoreland determines discount rates for its retirement benefit plans using our third party actuary’s yield curve which is based on high quality U.S. corporate bonds. The discount rate is calculated as the single effective rate that produces the equivalent benefit obligation as that determined when discounting future liability cash flows using spot rates from the yield curve.
The following table provides the assumptions used to determine net periodic pension cost:

Years Ended December 31,
	2017	2016	2015
Discount rate	3.60% - 4.05%	3.90% - 4.25%	3.60% - 3.90%
Expected return on plan assets	1.50% - 6.80%	1.75% - 7.10%	3.66% - 7.10%
Measurement date	December 31, 2016	December 31, 2015	December 31, 2014
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The weighted-average target asset allocation of the Company’s pension trusts were as follows at December 31, 2017:

Target Allocation
Asset category:
Cash and equivalents	0% - 10%
Equity securities funds	20% - 60%
Debt securities funds	40% - 80%
Other	0% - 10%
The fair value of the Company’s pension plan assets by asset category is as follows:

	December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap blend(a)	$65,574	$—	$65,574	$—
International blend(b)	11,639	—	11,639	—
Fixed income domestic(c)	24,958	—	24,958	—
Fixed income long-term(d)	111,683	—	111,683	—
Stable value(e)	13,042	—	13,042	—
Registered investment companies – growth fund	20,668	20,668	—	—
Limited partnerships and limited liability companies	10	—	—	10
Westmoreland Coal common stock	56	56	—	—
Cash and cash equivalents	3,690	3,690	—	—
	$251,320	$24,414	$226,896	$10

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Pooled separate accounts:
Large-cap blend(a)	$61,799	$—	$61,799	$—
International blend(b)	10,401	—	10,401	—
Fixed income domestic(c)	21,732	—	21,732	—
Fixed income long-term(d)	105,640	—	105,640	—
Stable value(e)	13,317	—	13,317	—
Registered investment companies – growth fund	18,515	18,515	—	—
Limited partnerships and limited liability companies	29	—	—	29
Westmoreland Coal common stock	819	819	—	—
Cash and cash equivalents	3,790	3,790	—	—
	$236,042	$23,124	$212,889	$29
_________________________
(a) Large-cap blend funds seek to provide long-term growth of capital. They seek to provide investment results that approximate the performance of the Standard & Poor’s Composite 1500 Index.
(b) International blends seek to have a diversified portfolio of investments, including fixed-income and equity-focused investments in international markets.
(c) Fixed income domestic funds seek to invest in high-quality corporate bonds with over 15 years to maturity.
(d) Fixed income long-term bond funds seek to achieve performance results similar to the Barclays Capital U.S. Aggregate Bond Index. This fund invests primarily in corporate and government bonds.
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
Contributions
The Company contributed $1.2 million in cash to its retirement plans during 2017 and expects to make approximately $2.6 million of contributions in 2018.
Cash Flows
The following benefit payments are expected to be paid from its pension plan assets:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Pension Benefits
(In thousands)
2018	$15,220
2019	15,520
2020	15,935
2021	16,170
2022	16,288
Years 2023 - 2027	81,698
The benefits expected to be paid are based on the same assumptions used to measure the Company’s pension benefit obligation at December 31, 2017 and include estimated future employee service.
Multi-Employer Pension
The Company contributes to the Central Pension Fund (the "Plan") which is a multi-employer defined benefit pension plan for its WECO, WRI and WSC entities pursuant to collective bargaining agreements. The Plan’s Employer Identification Number is 36-6052390. These employers contribute to the Plan based on a negotiated rate per hour worked per participating employee. For the Plan’s year-end dates of January 31, 2017 and 2016, no single employer contributed more than 5% of total contributions to the Plan. As of the Plan’s year-end date of January 31, 2017, it had a healthy funding status (i.e. greater than 80% funded).
The following table shows required information for each employer contributing to the Plan:

	WECO	WRI	WSC
Employer plan number	9313	9243	4990
Minimum contributions per hour worked	$5.85 - $5.95	$4.03 - $4.39	$3.70
Expiration date of collective bargaining agreements	2/28/2019	5/31/2021	3/31/2022
Employer contributions (in millions):
2017	$3.5	$1.0	$0.1
2016	3.7	0.8	0.1
2015	3.6	1.1	0.1
401(k) Savings Plans
The Company sponsors 401(k) saving plans for U.S. employees and provides contributions to employee savings plans at its Canadian operation to assist employees in providing for their future retirement needs. In May 2016, the Company discontinued matching employee 401(k) saving plan contributions with common shares and elected to match with cash contributions going forward. The Company’s expense was $9.9 million, $12.3 million and $10.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. During 2017, the Company’s expense of $9.9 million consisted entirely of cash contributions. During 2016, the Company’s expense of $12.3 million consisted of $10.1 million in cash contributions and $2.2 million in contributions of Company stock to the plans. During 2015, the Company’s expense of $10.8 million consisted of $7.1 million in cash contributions and $3.7 million in contributions of Company stock to the plans.
11. ASSET RETIREMENT OBLIGATIONS
The Company's asset retirement obligations, by operating segment, as of December 31, 2017 are summarized below:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Asset Retirement Obligations
(In thousands)
Coal - U.S.	$298,973
Coal - Canada	126,847
Coal - WMLP	45,795
Power	2,852
Total	$474,467

Changes in the Company’s asset retirement obligations were as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Asset retirement obligations, beginning of year (including current portion)	$484,041	$419,764
Accretion	45,132	40,423
Liabilities settled	(47,612)	(32,087)
Changes due to amount and timing of reclamation	(19,242)	7,191
Asset retirement obligations acquired	4,260	45,404
Changes due to foreign currency translation	7,888	3,346
Asset retirement obligations, end of year	474,467	484,041
Less current portion	(48,429)	(32,207)
Asset retirement obligations, less current portion	$426,038	$451,834

Our December 31, 2017 ARO balance of $474.5 million has been discounted using the credit-adjusted, risk-free interest rate in effect in the year the initial costs or subsequent increases to those costs were recorded. These credit-adjusted, risk-free rates range from 7.0% to 38.8% for WCC mines and 6.0% to 75.0% for WMLP mines. New costs or increases to previously estimated costs were discounted at 38.8% and 12.0% for WCC mines and 75.0% and 13.3% for WMLP mines as of December 31, 2017 and 2016, respectively. The Company or its subsidiaries are responsible for final reclamation costs. However, as of December 31, 2017, approximately $149.8 million of our ARO liability balances are contractually reimbursable pursuant to various coal supply agreements. This $149.8 million estimate is discounted on the same basis as the related ARO liability and is not recorded on our Consolidated Balance Sheets.

While the precise amount of future final reclamation costs cannot be determined with certainty, we estimate that, as of December 31, 2017, the aggregate undiscounted cost of final ARO was $775.9 million, of which $333.1 million is contractually reimbursable from customers through provisions of certain coal supply agreements. As of December 31, 2017, the Company holds $77.0 million in reclamation deposits that were contributed by various customers as well as $106.7 million of available-for-sale securities and other short-term highly liquid investments that are restricted for use in reclamation activities, as further described in Note 6 - Restricted Investments, Reclamation Deposits And Bond Collateral to the consolidated financial statements. Additionally, as of December 31, 2017, the Company had $617.8 million in surety bonds outstanding to secure our asset retirement obligations.

12. DERIVATIVE INSTRUMENTS
Derivative Assets and Liabilities
The Company evaluates all of its financial instruments to determine if such instruments are derivatives, derivatives that qualify for the normal purchase normal sale exception, or contain features that qualify as embedded derivatives. All derivative financial instruments, except for derivatives that qualify for the normal purchase normal sale exception, are recognized on the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or in other comprehensive income if they qualify for hedge accounting.

During the year ended December 31, 2017, the Company had power purchase contracts at ROVA to manage exposure to power price fluctuations. These contracts covered the period from April 2014 to March 2019 and were not designated as

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

hedging instruments. Accordingly, their fair value was recognized in the Consolidated Balance Sheets, with changes in fair value recognized in the Consolidated Statements of Operations. Fair value was based on a comparison of contracted prices to projected future market prices which are Level 2 inputs based on the hierarchy defined within Note 1 - Summary Of Significant Accounting Policies to the consolidated financial statements. The Company also had in place its power sales contract (the "SEP Agreement") which amended our previous power purchase and operating agreement with our customer. The SEP Agreement covered the period from March 1, 2017 to March 31, 2019 and enabled us to fulfill our obligations under the contract without physically operating the facility. The SEP Agreement met the definition of a derivative and did not qualify for the normal purchases and normal sales scope exception. This contract was not designated as a hedging instrument, therefore, its fair value was recognized in the Consolidated Balance Sheets and changes in fair value recognized in the Consolidated Statements of Operations. As the underlying power deliveries option was significantly in the money, the fair value of this derivative was based on comparing expected contracted cash inflows per the SEP Agreement to expected future outflows based on projected market prices.

Effective October 1, 2017, we executed an Assignment and Assumption Agreement with the counterparties to our ROVA power purchase and sale contracts, in which, for a settlement payment of approximately $10.1 million, we were released from our power purchase and sales contracts and the counterparty to the purchase contracts assumed our position in the power sales contract. As a result of this transaction, we are no longer a party to either of these derivative arrangements as of December 31, 2017 and we derecognized the related derivative asset and liability balances which were recognized through gain on derivatives, net of the settlement payment. This transaction additionally resulted in the recognition in Revenues of $14.4 million of previously deferred revenue related to the straight-line recognition of capacity payments from the power sales agreement as these were considered to be an operating lease. Also, in the fourth quarter of 2017 we received proceeds net of settlement payments and normal working capital payments from our posted collateral of $6.2 million and also released $7.5 million in outstanding letters of credit on our Revolver.
The fair value of outstanding derivative instruments not designated as hedging instruments on the Consolidated Balance Sheets was as follows (in thousands):

Derivative Instruments	Balance Sheet Location	December 31, 2017	December 31, 2016
Contracts to purchase power	Other current liabilities	$—	$13,382
Contracts to purchase power	Other liabilities	—	18,384
Contract to sell power	Other current assets	—	10,240
Contract to sell power	Other assets	—	9,528
The effect of derivative instruments not designated as hedging instruments, including settlement payments, on the Consolidated Statements of Operations was as follows (in thousands):

		Years Ended December 31,
Derivative Instruments	Statements of Operations Location	2017	2016	2015
Contracts to purchase power	Derivative (gain) loss	$(21,697)	$(4,287)	$5,587
Contract to sell power	Derivative (gain) loss	19,768	(19,768)	—
		$(1,929)	$(24,055)	$5,587

13. FAIR VALUE MEASUREMENTS
The carrying amounts of cash equivalents, accounts receivable and accounts payable reflected in the Consolidated Balance Sheets approximate the fair value of these instruments due to the short duration to their maturities. Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates as of December 31, 2017 (Level 3).
The estimated fair value of the Company’s debt with fixed and variable interest rates are as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
December 31, 2017	$375,789	$195,189	$672,618	$351,856
December 31, 2016	409,362	395,274	699,704	658,557

The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	December 31, 2017
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Available-for-sale investments, included in Restricted investments, reclamation deposits and bond collateral	$148,535	$148,535	$—
	$148,535	$148,535	$—
Liabilities:
Warrants issued by WMLP, included in Other liabilities	$296	$—	$296
	$296	$—	$296

	December 31, 2016
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Contract to sell power, included in Other current assets and Other assets	$19,768	$—	$19,768
Available-for-sale investments, included in Restricted investments, reclamation deposits and bond collateral	147,269	147,269	—
	$167,037	$147,269	$19,768
Liabilities:
Contracts to purchase power, included in Other current liabilities and Other liabilities	$31,766	$—	$31,766
Warrants issued by WMLP, included in Other liabilities	613	—	613
	$32,379	$—	$32,379
14. SHARE-BASED COMPENSATION
As of December 31, 2017, the Company had restricted stock units, cash units and stock options outstanding from two stock incentive plans. The Company grants employees and non-employee directors restricted stock units from the Amended and Restated 2007 and 2014 Equity Incentive Plans. As of December 31, 2017, there are no remaining shares available for issuance under the Amended and Restated 2007 Equity Incentive Plan and 1,205,098 remaining shares available for issuance under the Amended and Restated 2014 Equity Incentive Plan.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The Company’s long-term incentive compensation plans allow certain employees to earn cash units and/or restricted stock units. A portion of the grants require only a service condition and vest ratably over three years from the date of grant. A portion of the grants require both a service and market condition in which the units vest subsequent to the end of a three-year performance cycle based on total shareholder return compared to two peer groups. A portion of the grants require both a service and performance condition in which units vest subsequent to the end of a three-year performance cycle based on actual free cash flows compared to budgeted free cash flows over the performance period. The majority of the grants are restricted stock units which are settled in common stock. In addition, the Company grants time-vested restricted stock units annually to the Board of Directors which are ultimately settled in common stock upon vesting.
Compensation cost arising from stock-settled share-based arrangements is shown in the following table:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Recognition of fair value of restricted stock units, stock options and SARs over vesting period	$3,200	$5,392	$4,019
Contributions of stock to the Company’s 401(k) plan	—	2,192	3,729
Total share-based compensation expense	$3,200	$7,584	$7,748
Restricted Stock Units
In June 2017, the Company granted 611,097 restricted stock units to employees and 102,141 restricted stock units to the Board of Directors under the Amended and Restated 2014 Equity Incentive Plan. Of the 713,238 restricted stock units granted, 338,968 vest based only on a service condition, 187,135 vest based on both a service and market condition, and 187,135 vest based on both a service and performance condition. These units will vest and pay out at the end of their respective vesting periods if all underlying conditions are met. The Company’s management believes it is probable that the target performance condition will be met. The fair value of each unit containing both a service and market-based condition was determined through the use of the Monte Carlo simulation method. The fair value of each unit containing both a service and performance-based condition is the market price of one common share on the date of grant. Compensation expense is based on the fair value on the grant date and is recorded ratably over the vesting period.
Changes in our restricted stock for the year ended December 31, 2017 were as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)(1)
Non-vested at December 31, 2016	700,500	$15.91
Granted	713,238	3.94
Vested and issued	(291,140)	17.20
Forfeited	(347,647)	9.62
Non-vested at December 31, 2017	774,951	$8.31	$2,055
____________________

(1)	Expected to be recognized over the next three years.

The following table summarizes the assumptions used to measure the fair value of the annual grant of units granted with a market condition indexed to the achievement of specified levels of total shareholder return:

Assumptions	2017
Risk-free rate of return	1.41%
Expected volatility	71.20%
Expected term (in years)	3.0
Expected dividend yield	—
Additional information related to restricted stock units:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Years Ended December 31:	Weighted Average Grant-Date Fair Value	Total Grant-Date Fair Value of Restricted Stock Units that Vested (In thousands)
2017	$3.94	$5,007
2016	8.85	2,485
2015	28.26	2,884
Cash Units
In June 2017, the Company granted 375,658 cash units to employees. Of the 375,658 cash units granted, 157,880 vest based only on a service condition, 108,889 vest based on both a service and market condition, and 108,889 vest based on both a service and performance condition. These units will vest and pay out at the end of their respective vesting periods if all underlying conditions are met. The Company’s management believes it is probable that the target performance condition will be met. The fair value of each unit containing both a service and market-based condition was determined through the use of the Monte Carlo simulation method. The fair value of each unit containing both a service and performance-based condition is the market price of one common share on the date of grant. Compensation expense is based on the fair value on the grant date and is recorded ratably over the vesting period.
The compensation expense related to the cash units was $0.3 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively, and is recorded in Selling and administrative on the Consolidated Statements of Operations. Because the cash units are settled in cash, they are accounted for as a liability award. The accrued liability related to the cash units was $0.1 million and $0.4 million as of December 31, 2017 and 2016, respectively, and is recorded in Trade and other accrued liabilities on the Consolidated Balance Sheets.
15. EARNINGS PER SHARE
Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding stock options, stock appreciation rights ("SARs") and restricted stock units. No such items were included in the computations of diluted loss per share for the years ended December 31, 2017, 2016 or 2015 because the Company incurred a net loss applicable to common shareholders in those periods and the effect of inclusion would have been anti-dilutive. The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Stock options, SARs and restricted stock units	780	810	464
Total shares excluded from diluted shares calculation	780	810	464

16. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Preferred and Common Stock
The Company had one class of capital stock outstanding at December 31, 2017 and 2016; common stock, par value $0.01 per share. During the first quarter of 2015, all of the Company’s Series A Convertible Exchangeable Preferred Stock was converted or redeemed, consisting of 88,494 shares of preferred stock being converted into 604,557 shares of common stock and 3,175 shares of preferred stock were redeemed under a mandatory redemption for $0.3 million. The Company paid less than $0.1 million of preferred stock dividends for the year ended December 31, 2015.
Accumulated Other Comprehensive Loss
The following is a summary of Accumulated other comprehensive loss:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Pension	Postretirement Medical Benefits	Available-for-Sale Securities	Foreign Currency Translation Adjustment	Tax Effect of Other Comprehensive Income Gains	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2014	$(35,540)	$(39,716)	$413	$(18,190)	$(34,974)	$(128,007)
2015 activity	2,046	8,630	(1,738)	(51,866)	(3,335)	(46,263)
December 31, 2015	(33,494)	(31,086)	(1,325)	(70,056)	(38,309)	(174,270)
2016 activity	7,371	(20,807)	(349)	8,983	—	(4,802)
December 31, 2016	(26,123)	(51,893)	(1,674)	(61,073)	(38,309)	(179,072)
2017 activity	6,202	(3,230)	1,050	16,562	(2,037)	18,547
December 31, 2017	$(19,921)	$(55,123)	$(624)	$(44,511)	$(40,346)	$(160,525)
Changes in Accumulated Other Comprehensive Loss

The following table reflects the changes in Accumulated other comprehensive loss by component:

	Pension	Postretirement Medical Benefits	Available-for-Sale Securities	Foreign Currency Translation Adjustment	Tax Effect of Other Comprehensive Income Gains	Accumulated Other Comprehensive Loss
	(In thousands)
December 31, 2016	$(26,123)	$(51,893)	$(1,674)	$(61,073)	$(38,309)	$(179,072)
Other comprehensive income (loss) before reclassifications	3,376	(6,893)	1,389	16,562	(2,037)	12,397
Amounts reclassified from accumulated other comprehensive loss	2,826	3,663	(339)	—	—	6,150
December 31, 2017	$(19,921)	$(55,123)	$(624)	$(44,511)	$(40,346)	$(160,525)
The following table reflects the reclassifications out of Accumulated other comprehensive loss for the year ended December 31, 2017 (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(1)	Affected Line Item in the Statement Where Net Loss is Presented

Available-for-sale securities:
Realized gains and losses on available-for-sale securities	$(339)	Other (loss) income
	$(339)	Total
Amortization of defined benefit pension items:
Prior service costs(2)	$8
Actuarial losses(2)	2,818
	$2,826	Total
Amortization of postretirement medical items:
Prior service costs(3)	$(635)
Actuarial losses(3)	4,298
	$3,663	Total
____________________

(1)	Amounts in parenthesis indicate debits to income/loss.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 10 - Pension And Other Saving Plans to the consolidated financial statements for additional details).

(3)
These accumulated other comprehensive income components are included in the computation of net periodic postretirement medical cost. (See Note 9 - Postretirement Medical Benefits to the consolidated financial statements for additional details).

Restricted Net Assets

WCC has obligations to pay pension and postretirement medical benefits, to fund corporate expenditures, and to pay interest on the 8.75% Notes and the Term Loan. However, WCC conducts no operations, has no source of revenue and is fully dependent on distributions from its subsidiaries to pay its costs. Due to the Master Limited Partnership structure and the WMLP Term Loan, at December 31, 2017, WMLP is limited in its ability to distribute funds to WCC. The amount of cash WMLP can distribute on its units principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter, and certain restrictions on distributions included in the WMLP Term Loan further described in Note 8 - Debt And Lines Of Credit to the consolidated financial statements. The WMLP Term Loan contains customary financial and other covenants and it permits distributions to its unitholders under specified circumstances. Borrowings under the WMLP Term Loan are secured by substantially all of its physical assets. At December 31, 2017, WMLP was in a net liability position.

17. INCOME TAX
We are subject to taxation in the United States and Canada as well as various state jurisdictions. As of December 31, 2017, tax years for 2014, 2015, and 2016 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2017, we were no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for tax years before 2014. The Company’s income (loss) before income taxes is as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
United States	$(73,123)	$(100,290)	$(264,146)
Foreign	(5,902)	23,359	25,161
Loss before income taxes	$(79,025)	$(76,931)	$(238,985)
Income tax expense (benefit) reflected on the Consolidated Statements of Operations consisted of:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
Federal	$—	$(2,924)	$—
State	(11)	166	12
Foreign	30	841	1,441
	19	(1,917)	1,453
Deferred:
Federal	(5,896)	(41,054)	(3,295)
State	—	(5,032)	(330)
Foreign	(13)	(56)	(17,718)
	(5,909)	(46,142)	(21,343)
Income tax benefit	$(5,890)	$(48,059)	$(19,890)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The effective tax rate differs from the U.S. federal statutory rate as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Computed income tax benefit at statutory rate	$(27,712)	$(28,833)	$(85,757)
Tax depletion in excess of basis	(9,304)	(10,794)	(5,317)
Intercompany interest	(5,105)	(6,651)	(6,488)
State and foreign income taxes, net	(2,809)	(4,632)	(8,897)
Indian coal tax credits (“ICTC”)	—	(9,923)	(13,756)
Change in state and federal tax rates	162,048	(7,548)	(5,238)
Change in Canadian rate	435	—	(3,083)
Foreign income inclusion	15,310	8,093	486
Alternative minimum tax refund	(4,145)	(2,923)	—
Kemmerer deferred tax asset removal	—	—	(13,238)
Change in valuation allowance for net deferred tax assets	(136,446)	59,536	149,987
Release of valuation allowance arising from amalgamation	—	—	(32,441)
San Juan purchase accounting release of valuation allowance	—	(46,086)	—
Other, net	1,838	1,702	3,852
Income tax benefit	$(5,890)	$(48,059)	$(19,890)
The $136.4 million decrease in valuation allowance for the year ended December 31, 2017 was primarily driven by the effects of tax reform (see "The Tax Cuts and Jobs Act" below), through a rate reduction from 35% to 21% for which the Company revalued its deferred tax assets and liabilities. Additionally, the Company released $4.1 million in valuation allowance for its Alternative Minimum Tax ("AMT") tax credit asset, which will be refundable with the filing of the 2018 through 2021 federal income tax returns. Other adjustments to the valuation allowance were from the tax effect of the change in current year temporary items, credits, net operating losses and postretirement medical benefit and pension obligations.
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
During 2015 the Company completed an amalgamation of two of our Canadian subsidiaries as part of a tax planning strategy. The amalgamation resulted in a decrease in the Company’s Canadian net deferred tax asset, necessitating the $32.4 million release of a portion of the Company’s valuation allowance. The $13.2 million Kemmerer deferred tax asset removal for the year ended December 31, 2015 was due to the Company dropping the Kemmerer mine and assets into the Company’s master limited partnership on August 1, 2015.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	December 31, 2017	December 31, 2016
	(In thousands)
Deferred tax assets:
Net operating losses	$190,687	$249,687
Credit carryforwards	65,114	69,170
Accrued compensation and benefits	2,993	7,399
Asset retirement obligations	111,162	156,550
Postretirement medical benefit and pension obligations	93,111	143,374
Deferred revenue	988	11,110
Black lung accrual	5,343	8,299
Unrealized gain/(loss) on derivatives	—	4,774
Canadian resource pool	4,425	4,174
Lease obligations	3,707	8,415
Other	11,286	9,668
Total deferred tax assets	488,816	672,620
Valuation allowance	(398,627)	(563,338)
Net deferred tax assets	90,189	109,282

Deferred tax liabilities:
Property, plant and equipment, differences due to depreciation and amortization	$(62,312)	$(83,411)
Investment in partnerships	(22,850)	(13,365)
Finance lease receivable	—	(7,362)
Other	(5,027)	(5,144)
Total deferred tax liabilities	(90,189)	(109,282)

Net deferred tax asset (liability)	$—	$—
As of December 31, 2017, the Company had significant deferred tax assets. The deferred tax assets include U.S. federal, state and foreign NOLs, ICTC carryforwards, and net deductible reversing temporary differences related to on-going differences between book and taxable income. The Company determined that since its net deductible temporary differences will not reverse for the foreseeable future, and it is unable to forecast regular taxable income when they do reverse, a full valuation allowance is required for these deferred tax assets. The net valuation allowance decreased by $136.4 million during the year ended December 31, 2017.
As of December 31, 2017, the Company has available U.S. federal net operating loss carryforwards to reduce future regular taxable income of $676.2 million, expiring between 2019 and 2037. The Company has ICTC carryforwards of $64.4 million available to reduce future income taxes, which expire between 2027 and 2037.
Currently the Company has an excess tax over book basis in its investment in Canadian subsidiaries and the Company does not expect this deferred tax asset to reverse in the foreseeable future. Accordingly, there has been no recognition of any deferred tax asset on the outside basis of investments in subsidiaries.
Foreign Income Taxes
As of December 31, 2017, the Company has available foreign net operating loss carryforwards to reduce future regular taxable income of approximately $30.2 million expiring in 2034.
Uncertain tax positions

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The Company maintained $4.0 million in uncertain tax positions as of December 31, 2017 and 2016. The Company recognizes interest and penalties related to income tax matters in income tax expense, for which none was recorded for the years ended December 31, 2017, 2016 or 2015. No uncertain tax positions are expected to change in the next 12 months.
Tax Benefits Preservation Plan
As of December 31, 2017, WCC had a U.S. federal net operating loss carryforward of $676.2 million, together with certain other tax attributes. WCC's ability to utilize these Deferred Tax Assets to offset future taxable income may be significantly limited if WCC experiences an "ownership change," as defined in Section 382 of the Code. In general, an ownership change will occur if there is a cumulative change in WCC's ownership by "5% shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period.
On September 2, 2017, the board of directors of the Company adopted the Rights Plan. The purpose of the Rights Plan is to minimize the likelihood of an ownership change occurring for Section 382 purposes and thus protect the Company's ability to utilize its Deferred Tax Assets to offset future income. The Rights Plan is intended to act as a deterrent to any person or group acquiring “beneficial ownership” of 4.75% or more of the outstanding shares of the Company's common stock, par value $0.01 per share without the approval of the board of directors. The description and terms of the Rights (as defined below) applicable to the Rights Plan are set forth in the Rights Agreement, by and between WCC and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent.
As part of the Rights Agreement, the board or directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock to stockholders of record at the close of business on September 18, 2017. Each Right entitles the holder to purchase from WCC a unit consisting of one ten thousandth of a share (a “Unit”) of Series A Participating Preferred Stock, par value $0.01 per share, of WCC at a purchase price of $10.00 per Unit, subject to adjustment. Until a Right is exercised, the holder thereof, as such, will have no separate rights as a stockholder of WCC, including the right to vote or to receive dividends in respect of Rights.
The Tax Cuts and Jobs Act
In December 2017, the Tax Cuts and Jobs Act (the "Tax Act”) was enacted. The Tax Act includes many changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, additional limitations on executive compensation and limitations on the deductibility of interest.
The Tax Act also repeals AMT which provides that any unused AMT credits will be refunded upon filing of the tax returns for tax years 2018 through 2021. As a result, the Company has released $4.1 million in valuation allowance for the year ended December 31, 2017 and has recorded a corresponding receivable on the December 31, 2017 Consolidated Balance Sheet.
The changes resulting from the Tax Act that we believe have the most significant impact on the Company’s federal income taxes are as follows:
Reduction of the U.S. Corporate Income Tax Rate
The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were revalued to reflect the reduction in the U.S. corporate income tax rate, resulting in a $162.0 million decrease in net deferred tax assets and a corresponding decrease in the Company's valuation allowance as of December 31, 2017.
Transition Tax on Foreign Earnings
The Company included Subpart F income of $39.0 million for the year ended December 31, 2017 related to the one-time transition tax on certain foreign earnings. This amount did not reduce any tax assets, but decreased the current year loss. The determination of the transition tax requires further analysis regarding the amount and composition of the Company’s historical foreign earnings, which is expected to be completed upon filing of the 2017 tax return.
Staff Accounting Bulletin No. 118

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts within this footnote for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The accounting is expected to be complete prior to the filing of the 2017 U.S. corporate income tax return.

18. COMMITMENTS AND CONTINGENCIES
Leases and other Commitments
The following shows the gross value and accumulated depreciation of property, plant, equipment and mine development assets under capital leases related primarily to the leasing of mining equipment as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Gross value	$75,446	$74,335
Accumulated depreciation	51,026	32,335
Future minimum capital and operating lease payments as of December 31, 2017 are as follows:

	Capital Leases	Operating Leases
	(In thousands)
2018	$18,337	$8,705
2019	9,183	6,287
2020	4,325	1,648
2021	1,832	1,506
2022	2,040	1,534
Thereafter	—	3,994
Total minimum lease payments	35,717	$23,674
Less imputed interest	(2,604)
Present value of minimum capital lease payments	$33,113
Rental expense under operating leases during the years ended December 31, 2017, 2016 and 2015 totaled $15.1 million, $18.2 million and $25.2 million, respectively.
The Company leases certain of its coal reserves from third parties and pays royalties based on either a per ton rate or as a percentage of revenues received. Royalties charged to expense under all such lease agreements amounted to $86.5 million, $99.2 million and $96.7 million in the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, the Company had fuel supply contracts outstanding with a minimum purchase requirement of 9.0 million gallons of diesel fuel for 2018. These contracts qualify for the normal purchase normal sale exception under hedge accounting.
Litigation
Indemnified Canadian Governmental Charges - Obed Mine Containment Pond Breach
On October 31, 2013, at a time when the mine was still owned by Sherritt International Corporation (“Sherritt”), a breach of an on-site water containment pond occurred at the Obed Mountain mine near Hinton, Alberta. The water release consisted of approximately 670,000 cubic meters of processed water containing water mixed with naturally occurring materials, mainly clay, mud, shale and coal fines. The release resulted in investigations by various regulatory authorities. The government

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

of Alberta issued an environmental protection order in relation to the release on November 19, 2013 against Sherritt and Westmoreland’s Canadian subsidiary, and filed charges under provincial legislation on October 16, 2015. The federal government of Canada filed charges under federal legislation on January 13, 2016. The provincial and federal charges have been resolved through plea arrangements, and the related fines and penalties have been paid. Certain related remediation work remains ongoing.
Pursuant to a Cooperation Agreement entered into between Sherritt and Westmoreland on April 28, 2014, Sherritt will fully indemnify us for the actual cost of remediation and work required to comply with all regulatory orders. In addition, pursuant to the Arrangement Agreement, Sherritt fully indemnified us, with no deductibles or minimums, for the fees, fines and judgments resulting from the water release. Due to our contractual indemnifications, we do not believe any of the results of this Obed matter will have a material adverse impact on our consolidated financial statements.
A loss contingency for the outstanding portion of this matter is probable and reasonably estimable. However, due to the full contractual indemnification, the probability of the Company having a net material liability arising out of this matter is remote. As of December 31, 2017, the Company has recorded $8.0 million in Other current liabilities for the estimated costs of remediation work and a corresponding amount in Receivables - Other to reflect the indemnification by the prior owner.
WildEarth Guardians Regulatory Challenge to OSM’s Approval Process for Mine Plans
SJCC is subject to certain litigation related to its operations, including an Action filed by WEG on February 27, 2013, in the United States District Court for the District of Colorado seeking review of the Office of Surface Mining (“OSM”) decisions and decisions of the Assistant Secretary of the Interior's approval of mine plans and amendments concerning seven separate coal mines in Colorado, Montana, New Mexico and Wyoming. Among the decisions being challenged is the January 2008 approval of the mining plan modification for the San Juan mine. WEG alleges that in approving the plans or plan amendments, OSM engaged in a “pattern and practice of failing to comply with” the requirements of the National Environmental Policy Act (“NEPA”) by failing to “ensure that the public was appropriately involved in the adoption of” the mine plans and by failing to “take a hard look at a number of potentially significant environmental impacts.” On February 7, 2014, the case was transferred to the U.S. District Court for the District of New Mexico. On August 31, 2016 Judge Robert Junell issued a decision that (1) granted OSM’s motion for a voluntary remand back to the agency to conduct the required NEPA process as it relates to WEG’s claimed deficiencies, and (2) mandated that OSM and SJCC conduct an EIS to address the alleged deficiencies of the original NEPA process within a three year time frame at which time automatic vacatur of the mining permit would occur absent a showing of good cause by the parties.
OSM selected a contractor to perform the required NEPA related services in support of the EIS in early December 2016. Currently, SJCC is working with all interested parties to maintain the three-year schedule to complete the requisite NEPA analysis.
Pursuant to the judicial decision, SJCC is free to continue operating under the existing permit during the three-year timeframe that the EIS is being conducted.
Ohio Environmental Protection Agency Challenge
In May of 2016 the Ohio EPA (“OEPA”) notified Oxford Mining Company, LLC (“Oxford”), in writing that OEPA believed various of the Oxford’s previously remediated mines have failed to meet the performance goals set forth in the approved mitigation plans. OEPA’s letters provided that Oxford either (a) provide evidence that OEPA’s listed mitigation deficiencies are actually meeting the performance standards, (b) request an extension of up to two years to complete the outstanding mitigation obligations, or (c) pursue off-site mitigation credit such as purchasing mitigation credits from third parties. None of the written correspondence specified monetary damages or cost estimates to complete the alleged mitigation deficiencies.
There is currently an open dialogue whereby comparative evaluations are being discussed. Presently, our position is that our exposure is inconsequential based on internally conducted technical, environmental and legal evaluations.

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
The Company’s operations are classified into six reporting segments: Coal - U.S., Coal - Canada, Coal - WMLP, Power, Heritage, and Corporate. The Coal - U.S. reporting segment includes the operations of coal mines located in Montana, North Dakota, Ohio, Texas and New Mexico. The Coal - Canada reporting segment includes the operations of coal mines located in Alberta and Saskatchewan. The Coal - WMLP reporting segment includes the operations of Westmoreland Resource Partners, LP, a publicly-traded coal master limited partnership with mines in Ohio and the Kemmerer mine in Wyoming. The Kemmerer Drop was completed on August 1, 2015 and, accordingly, to enable comparability across all years, all segment disclosures have been adjusted to remove financial information for Kemmerer from the Coal - U.S. segment and present it in the Coal - WMLP segment for the year ended December 31, 2015. The Power segment includes our ROVA operations located in North Carolina, which the Company sold during the fourth quarter of 2017. The Heritage segment costs primarily include benefits the Company provides to former mining operation employees as well as other administrative costs associated with providing those benefits and cost containment efforts. The Corporate segment primarily consists of corporate administrative expenses and includes eliminations for intersegment revenues and cost of sales.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Summarized financial information by segment is as follows:

	Coal - U.S.(3)	Coal - Canada	Coal - WMLP(1)	Power(2)	Heritage	Corporate(1)	Consolidated
	(In thousands)
December 31, 2017
Revenues	$573,697	$438,273	$315,605	$77,189	$—	$(20,196)	$1,384,568
Restructuring charges	—	—	—	—	—	—	—
Depreciation, depletion, and amortization	59,764	14,292	45,466	1,650	—	(118)	121,054
Operating income (loss)	40,063	8,898	9,822	15,274	(14,242)	(20,603)	39,212
Total assets	535,341	470,744	347,403	—	16,767	18,844	1,389,099
Cash paid for capital expenditures	12,609	13,961	8,446	—	—	—	35,016
December 31, 2016
Revenues	$651,713	$415,593	$349,341	$86,578	$—	$(25,265)	$1,477,960
Restructuring charges	—	—	—	—	—	—	—
Depreciation, depletion, and amortization	108,326	26,893	50,217	—	—	(169)	185,267
Operating (loss) income	(8,063)	39,104	8,873	28,535	(13,409)	(16,910)	38,130
Total assets	612,588	493,356	386,862	59,273	16,298	16,532	1,584,909
Cash paid for capital expenditures	14,775	19,791	11,566	—	—	—	46,132
December 31, 2015
Revenues	$552,745	$430,416	$388,605	$84,423	$—	$(36,671)	$1,419,518
Restructuring charges	—	—	656	—	—	—	656
Depreciation, depletion, and amortization	45,650	30,323	54,504	9,908	—	(57)	140,328
Operating income (loss)	2,213	36,830	(5,211)	(146,868)	(15,596)	(17,064)	(145,696)
Total assets	442,143	506,058	412,895	39,762	16,146	(1,025)	1,415,979
Cash paid for capital expenditures	25,193	27,658	27,296	1,408	—	(3,634)	77,921
____________________

(1)
The Coal - WMLP segment recorded revenues of $20.2 million, $25.3 million and $36.7 million for intersegment revenues to the Coal - U.S. segment for the years ended December 31, 2017, 2016 and 2015, respectively. Eliminations for intersegment revenues and cost of sales are presented within the Corporate segment.

(2)
Operating income (loss) for the Coal - WMLP segment for 2017 includes an impairment charge of $5.9 million. Operating income (loss) for the Power segment for 2015 includes an impairment charge of $133.1 million.

(3)
The San Juan Acquisition was completed on January 31, 2016. For the years ended December 31, 2017 and 2016, revenues for San Juan were $206.1 million and $184.4 million, respectively, and operating income was $18.3 million and $24.5 million, respectively.

The Company derives its revenues from a few key customers. The customers from which 10% or more of consolidated revenues have been derived and the percentage of consolidated revenues from those customers is summarized as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Customer A - Coal - U.S. and WMLP	$134,791	$207,290	$234,840
Customer B - Coal - U.S.	206,148	184,364	—
Customer C - Coal - Canada	191,363	174,659	180,660
Customer D - Coal - U.S.	139,063	146,503	153,585
Percentage of consolidated revenues	48%	48%	40%

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands; except per share data)
2017:
Revenues	$339,737	$323,025	$358,011	$363,795
Operating (loss) income	(11,088)	(21,067)	14,255	57,112
Net (loss) income applicable to common shareholders	(36,801)	(50,382)	(19,222)	35,065
Basic and diluted (loss) income per common share	(1.98)	(2.69)	(1.03)	1.87
2016:
Revenues	$355,854	$357,597	$371,772	$392,737
Operating income (loss)	7,619	(883)	8,753	22,641
Net income (loss) applicable to common shareholders	27,407	(28,589)	(18,368)	(7,551)
Basic and diluted income (loss) per common share	1.50	(1.54)	(0.99)	(0.41)

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing date of this Annual Report on Form 10-K, and determined that no events have occurred that have not been disclosed elsewhere in the notes to the consolidated financial statements that would require adjustments to disclosures in the consolidated financial statements.

ITEM 9	— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A	— CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2017, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017 in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive and principal financial officers or persons performing similar functions, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in their 2013 Internal Control-Integrated Framework. Based upon management’s evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2017.

Remediation of Material Weakness

As of December 31, 2016, management determined our internal control over financial reporting was not effective due to a material weakness in the operating effectiveness of our controls over the application of the asset retirement obligation accounting literature in instances where the Company is reimbursed by its customers for final reclamation costs. The material weakness allowed errors to occur that were not detected in a timely manner, therefore requiring a restatement of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

During 2017, management executed a remediation plan that included assigning personnel with the appropriate level of technical accounting experience to review the accounting for asset retirement obligations in accordance with GAAP, in addition to reviewing existing accounting policies in other areas and leading the implementation of the new revenue recognition standard of ASC Topic 606. During the fourth quarter of 2017, we completed our implementation plan and successfully completed testing of the implementation plan controls. As a result of our testing, we have concluded that the material weakness has been remediated as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2017, the Company integrated our enterprise resource planning (“ERP”) system to a single instance of our ERP system across all locations and segments which will improve the timeliness and quality of information (including financial information) to all appropriate levels of Company personnel. The integration was not in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. The integration of the ERP system resulted in a modification of the design and documentation of certain internal controls processes and procedures relating to the ERP system. These modifications were included in our testing of internal control over financial reporting and were found to be designed and operating effectively as of December 31, 2017.

Beginning January 1, 2017, and in connection with the integration discussed immediately above, the Company initiated the centralization of controls from our corporate offices in Edmonton, Canada and Coshocton, Ohio resulting in a centralized control environment. The centralization was not in response to any identified deficiency or material weakness in the Company’s internal controls over financial reporting. The centralization was completed during 2017 and also resulted in a modification of the design and documentation of certain internal control processes and procedures relating to the centralization. These modifications were included in our testing of internal control over financial reporting and were found to be designed and operating effectively as of December 31, 2017.

Also during 2017, the Company implemented internal controls to ensure it has adequately assessed the impact of the new accounting standard related to revenue recognition to prepare for adoption on January 1, 2018. The modified and new controls have been designed to address risks associated with recognizing revenue under the new standard.

Our Independent Registered Public Accounting Firm, Ernst & Young LLP, has audited our internal control over financial reporting, as stated in their unqualified opinion report included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Westmoreland Coal Company

Opinion on Internal Control over Financial Reporting

We have audited Westmoreland Coal Company and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Westmoreland Coal Company and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule and our report dated April 2, 2018 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP
Denver, Colorado
April 2, 2018

ITEM 9B. — OTHER INFORMATION.

Consent, Joinder and Thirteenth Amendment to Second Amended and Restated Loan and Security Agreement

On March 30, 2018, the Company executed an amendment to our existing Second Amended and Restated Loan and Security Agreement with Canadian Imperial Bank of Commerce (f/k/a The PrivateBank and Trust Company), as agent and as a lender, and East West Bank, as a lender ("Thirteenth Amendment"). The Thirteenth Amendment: (a) amended the calculation under the term “US EBITDA” to remove certain fees paid to legal and financial advisors in connection with the assessment of the Company’s consolidated debt structure and add back net proceeds from the potential sale of certain assets; (b) amended the calculation under the term “Canadian EBITDA” and to remove certain financial results attributable to the Coal Valley mine; (c) dedicated the Canadian Borrowers’ Collateral as security for the payment, performance or other satisfaction of all other Obligations owing to Administrative Agent, Lenders and any Affiliate of any Lender; (d) created a weekly budget report to the Lenders; (e) created a preliminary restructuring proposal delivery requirement; (f) created a requirement for the Company to perform an Appraisal of its Canadian Equipment; and (g) required the Company to maintain minimum Excess Availability as of the close of business on April 6, 2018, and the close of business on each Friday thereafter, as such capitalized terms are defined in our Second Amended and Restated Loan and Security Agreement, as amended, governing the Revolver.

The Thirteenth Amendment also included a consent permitting (i) the creation of certain new subsidiaries, each of which joined the Revolver becoming a borrower thereunder; (ii) the delivery of certain financial reporting to be delivered on April 2, 2018, including annual audited financial statements containing an unqualified opinion of the Company’s independent registered public accounting firm containing a going concern emphasis explanatory paragraph; and (iii) certain additional indebtedness and subordination of the lenders’ lien related to the refurbishing of certain equipment at the Company’s Coal Valley mine.

The foregoing description of the Thirteenth Amendment is qualified in its entirety by reference to the terms of the Thirteenth Amendment, a copy of which is attached as Exhibit 10.61 to this Form 10-K and is incorporated in this Item 9B by reference.

PART III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 will be included under the headings Directors, Executive Officer, Corporate Governance and Section 16(a) Beneficial Ownership Reporting Compliance in our definitive proxy statement for our Annual Meeting of Stockholders to be held August 31, 2018, and such required information is incorporated herein by reference.

ITEM 11	— EXECUTIVE COMPENSATION.
The information required by Item 11 will be included under the headings Corporate Governance, Director Compensation for 2017, Compensation Discussion and Analysis and Executive Compensation for 2017 in our definitive proxy statement for our Annual Meeting of Stockholders to be held August 31, 2018, and such required information is incorporated herein by reference.

ITEM 12	— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 will be included under the headings Beneficial Ownership of Securities and Equity Compensation Plan Information in our definitive proxy statement for our Annual Meeting of Stockholders to be held August 31, 2018, and such required information is incorporated herein by reference.

ITEM 13	— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 will be included under the headings Certain Transactions and Corporate Governance in our definitive proxy statement for our Annual Meeting of Stockholders to be held August 31, 2018, and such required information is incorporated herein by reference.

ITEM 14	— PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 will be included under the heading Auditors in our definitive proxy statement for our Annual Meeting of Stockholders to be held August 31, 2018, and such required information is incorporated herein by reference.

PART IV

ITEM 15	—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request. Exhibits with one asterisk indicate management contracts or compensatory plans or arrangements. Exhibits with two asterisks are filed in paper form.

2.1	Contribution Agreement, dated June 1, 2015, by and between Westmoreland Coal Company and Westmoreland Resource Partners, LP	8-K	001-11155	2.1	6/2/2015
2.2	Amended and Restated Contribution Agreement, dated July 31, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company	8-K	001-11155	2.1	8/4/2015
2.3	Stock Purchase Agreement, dated as of July 1, 2015, between BHP Billiton New Mexico Coal, Inc., and Westmoreland Coal Company	10-Q	001-11155	2.2	11/5/2015
2.4	Purchase and Sale Agreement dated August 2, 2017, by and between Westmoreland Partners and ROVA Venture, LLC	10-Q	001-11155	2.1	10/31/2017
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-11155	3.1	7/31/2015
3.2	Amended and Restated Bylaws	8-K	001-11155	3.1	2/25/2015
3.3	Amendment Number One to the Amended and Restated Bylaws of Westmoreland Coal Company	8-K	001-11155	3.1	5/18/2016
4.1**	Certificate of Designation of Series A Convertible Exchangeable Preferred Stock	10-K	001-11155	3(a)	3/15/1993
4.2	Certificate of Designations of Series A Participating Preferred Stock of Westmoreland Coal Company	10-Q	001-11155	3.2	10/31/2017
4.3**	Common Stock certificate	S-2	33-1950	4(c)	12/4/1985
4.4**	Preferred Stock certificate	S-2	33-47872	4.6	5/13/1992
4.5	Indenture, dated as of 12/16/2014, by and among Westmoreland Coal Company, the guarantors named therein, and U.S. Bank National Association, as trustee and notes collateral agent	8-K	001-11155	4.1	12/22/2014
4.6	Form of 8.75% Senior Notes due 2022	8-K	001-11144	4.2	12/22/2014
4.7	Rights Agreement, dated as of September 5, 2017, by and between Westmoreland Coal Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	8-K	001-11155	4.1	9/5/2017
10.1*	Annual Incentive Plan (AIP)	10-Q	001-11155	10.1	8/10/2009
10.2*	Amended and Restated Annual Incentive Plan (AIP)					X
10.3*	Amended and Restated 2007 Equity Incentive Plan for Employees and Non-Employee Directors	10-Q	001-11155	10.1	11/5/2010
10.4*	Westmoreland Coal Company 2014 Equity Incentive Plan	S-8	333-211446	10.1	5/18/2016
10.5*	First Amendment to the Westmoreland Coal Company 2014 Equity Incentive Plan	S-8	333-211446	10.2	5/18/2016
10.6*	Westmoreland Coal Company Amended and Restated 2016 Equity Incentive Plan	S-8	333-218079	10.1	5/18/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.7*	2017 Executive Severance Plan	8-K	001-11155	10.1	12/1/2017
10.8*	Form of NQSO Agreement for persons other than directors	10-Q	001-11155	10.3	5/9/2008
10.9*	Form of 2014 Equity Plan Time-Based Awards for Employees	10-Q	001-11155	10.2	7/31/2014
10.10*	Form of 2014 Equity Plan Performance-Based Awards for Employees	10-Q	001-11155	10.3	7/31/2014
10.11*	Form of 2015 Time Vested Restricted Stock Unit Agreement	10-Q	001-11155	10.1	4/28/2015
10.12*	Form of Amendment No. 1 to Westmoreland Coal Company Time Vested Restricted Stock Unit Agreement 2015	10-Q	001-11155	10.4	8/4/2017
10.13*	Form of 2015 Performance Vested Restricted Stock Unit Agreement	10-Q	001-11155	10.2	4/28/2015
10.14*	Form of Amendment No. 1 to Westmoreland Coal Company Performance Vested Restricted Stock Unit Agreement 2015	10-Q	001-11155	10.3	8/4/2017
10.15*	Form of 2016 Time Vested Cash Unit Agreement	10-Q	001-11155	10.2	8/2/2016
10.16*	Form of 2016 Performance Vested Restricted Stock Unit Agreement	10-Q	001-11155	10.3	8/2/2016
10.17*	Form of Amendment No. 1 to Westmoreland Coal Company Performance Vested Restricted Stock Unit Agreement 2016	10-Q	001-11155	10.5	8/4/2017
10.18*	Form of 2016 Time Vested Restricted Stock Unit Agreement	10-Q	001-11155	10.4	8/2/2016
10.19*	Form of Amendment No. 1 to Westmoreland Coal Company Time Vested Restricted Stock Unit Agreement 2015	10-Q	001-11155	10.6	8/4/2017
10.20*	Form of 2016 Time Vested Restricted Stock Unit Agreement for Directors	10-Q	001-11155	10.5	8/2/2016
10.21*	Form of Westmoreland Coal Company Performance Vested Restricted Stock Unit Agreement 2017	10-Q	001-11155	10.7	8/4/2017
10.22*	Form of Westmoreland Coal Company Time Vested Restricted Stock Unit Agreement 2017	10-Q	001-11155	10.8	8/4/2017
10.23*	Form of Westmoreland Coal Company Time Vested Cash Unit Agreement 2017	10-Q	001-11155	10.9	8/4/2017
10.24*	Form of Westmoreland Coal Company Director Time Vested Restricted Stock Unit Agreement 2017	10-Q	001-11155	10.10	8/4/2017
10.25**	Amended Coal Mining Lease between Westmoreland Resources, Inc. (WRI) and Crow Tribe dated 11/26/1974, as amended in 1982	10-Q	0-752	10(a)	5/15/1992
10.26	Amendment to Amended Coal Mining Lease between the Crow Tribe and WRI dated 12/02/1994	10-K	001-11155	10.16	3/13/2009
10.27	Exploration and Option to Lease Agreement between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.2	5/8/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.28	Crow Tribal Lands Coal Lease between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.5	5/8/2009
10.29	Master Agreement dated 1/04/1999, between Westmoreland Coal Company and the UMWA	8-K	001-11155	99.2	2/4/1999
10.30	Tract 1 Lease dated 3/25/2013 between The Crow Tribe of Indians and Westmoreland Resources, Inc.	8-K	001-11155	10.1	3/27/2013
10.31	Consolidated Power Purchase and Operating Agreement dated 12/23/2013 for Roanoke Valley Units 1 and 2 by and between Westmoreland Partners and Virginia Electric and Power Company	10-K	001-11155	10.40	2/28/2014
10.32	Arrangement Agreement, dated as of 12/24/2013, by and among Westmoreland Coal Company, Sherritt International Corporation, Altius Minerals Corporation and other parties named therein	8-K	001-11155	99.5	1/23/2014
10.33	Purchase Agreement, dated as of 1/29/2014, by and among Westmoreland Escrow Corporation, BMO Capital Markets Corp. and Deutsche Bank Securities Inc.	8-K	001-11155	10.1	2/4/2014
10.34	Amending Agreement, dated as of 4/27/2014, by and among Westmoreland Coal Company, Sherritt International Corporation, Altius Minerals Corporation and other parties named therein	8-K	001-11155	10.1	5/2/2014
10.35	Registration Rights Agreement, dated as of 4/28/2014, by and among Westmoreland Coal Company, Westmoreland Partners, the guarantors party thereto and BMO Capital Markets Corp. and Deutsche Bank Securities Inc.	8-K	001-11155	10.4	5/2/2014
10.36	Contribution Agreement, dated as of 10/16/2014, by and between Westmoreland Coal Company and Oxford Resource Partners, L.P.	10-Q	001-11155	10.6	10/28/2014
10.37	Purchase Agreement, dated as of 10/16/2014, by and among AIM Oxford Holdings, LLC, C&T Coal, Inc., Jeffrey M. Gutman, Daniel M. Maher, and the Warrantholders named therein, as sellers, and Westmoreland Coal Company, as buyer	10-Q	001-11155	10.7	10/28/2014
10.38	Credit Agreement, dated as of 12/16/2014, by and among Westmoreland Coal Company, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent	8-K	001-11155	4.3	12/22/2014
10.39	First Amendment to Credit Agreement, dated as of 1/22/2015, by and among Westmoreland Coal Company, the guarantors named therein, the lenders party thereto and Bank of Montreal, as administrative agent	8-K	001-11155	10.1	1/28/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.40	Second Amendment to Credit Agreement, dated as of 1/22/2015, by and among Westmoreland Coal Company, the guarantors named therein, the lenders party thereto and Bank of Montreal, as administrative agent	8-K	001-11155	10.2	1/28/2015
10.41*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Keith Alessi	10-Q	001-11155	10.3	4/28/2015
10.42*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Kevin Paprzycki	10-Q	001-11155	10.4	4/28/2015
10.43*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Jennifer Grafton	10-Q	001-11155	10.5	4/28/2015
10.44*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Joseph Micheletti	10-Q	001-11155	10.6	4/28/2015
10.45*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and John Schadan	10-Q	001-11155	10.7	4/28/2015
10.46*	Change in Control Severance Agreement, dated December 10, 2015, by and between Westmoreland Coal Company and Jason Veenstra	10-K	001-11155	10.47	3/14/2016
10.47*	Change in Control Severance Agreement, dated March 14, 2017, by and between Westmoreland Coal Company and Gary A. Kohn	10-K	001-11155	10.44	3/29/2017
10.48	Second Amended and Restated Loan and Security Agreement, dated as of 12/16/2014, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	8-K	001-11155	4.4	12/22/2014
10.49	Joinder and First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 26, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto	10-K	001-11155	10.37	3/14/2016
10.50	Consent and Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 29, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	10-Q	001-11155	10.1	7/31/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.51	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 31, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	10-K	001-11155	10.39	3/14/2016
10.52
Consent and Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of January 29, 2016, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto
						X
10.53	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 3, 2016, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	8-K	001-11155	10.1	5/9/2016
10.54	Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of June 29, 2016, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	8-K	001-11155	10.1	6/29/2016
10.55	Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 30 2016, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	8-K	001-11155	10.1	10/6/2016
10.56	Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of October 12, 2016, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	8-K	001-11155	10.1	10/13/2016
10.57	Consent and Ninth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 13, 2017, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	10-K	001-11155	10.49	3/29/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.58	Tenth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 9, 2017, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	8-K	001-11155	10.1	5/15/2017
10.59
Eleventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of July 31, 2017, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto
						X
10.60
Twelfth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of October 30, 2017, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto
						X
10.61
Consent, Joinder and Thirteenth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 30, 2018, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto
						X
10.62	Unit Exchange Agreement, dated as of October 28, 2016, by and between Westmoreland Resource Partners, LP, and Westmoreland Coal Company	10-Q	001-11155	10.3	11/1/2016
10.63	Amended and Restated Substitute Energy Purchase Agreement, dated as of September 25, 2016, by and between Westmoreland Partners and Virginia Electric and Power Company	10-Q	001-11155	10.1	10/31/2017
10.64	Assignment and Assumption Agreement dated September 29, 2017, by and among Westmoreland Partners, Westmoreland Energy, LLC, BP Energy Company and Virginia Electric and Power Company	10-Q	001-11155	10.2	10/31/2017
10.65*	Severance Agreement, by and between John Schadan and Westmoreland Coal Company dated October 19, 2017					X
10.66*	Severance Agreement, by and between Kevin Paprzycki and Westmoreland Coal Company dated November 27, 2018					X
21.1	Subsidiaries of Westmoreland Coal Company					X
23.1	Consent of Ernst & Young LLP					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is “unaudited” or “unreviewed.”

ITEM 16 — FORM 10-K SUMMARY.

None.

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	December 31, 2017	December 31, 2016
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$6,942	$10,256
Receivables:
Intercompany receivable	30,634	40,797
Other	2,150	5,422
Total receivables	32,784	46,219
Other current assets	1,051	1,235
Total current assets	40,777	57,710
Property, plant and equipment:
Plant and equipment	2,558	1,949
Less accumulated depreciation and amortization	1,326	1,135
Net property, plant and equipment	1,232	814
Restricted investments	16,497	16,004
Investment in subsidiaries	64,556	31,158
Intercompany receivable	156,204	226,225
Other assets	5,710	2,037
Total Assets	$284,976	$333,948
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$651,142	$3,288
Accounts payable and accrued expenses:
Trade and other accrued liabilities	17,536	16,714
Interest payable	15,541	15,469
Postretirement medical benefits	12,275	12,573
Other current liabilities	1,035	1,386
Total current liabilities	697,529	49,430
Long-term debt, less current installments	500	646,885
Postretirement medical benefits, less current portion	257,559	251,093
Pension and SERP obligations, less current portion	39,209	40,639
Intercompany payable	9,820	11,915
Other liabilities	23,807	24,103
Total liabilities	1,028,424	1,024,065
Shareholders’ deficit:
Common stock	188	186
Other paid-in capital	250,494	248,143
Accumulated other comprehensive loss	(160,525)	(179,072)
Accumulated deficit	(829,107)	(757,367)
Total shareholders’ deficit	(738,950)	(688,110)
Noncontrolling interests in consolidated subsidiaries	(4,498)	(2,007)
Total deficit	(743,448)	(690,117)
Total Liabilities and Shareholders' Deficit	$284,976	$333,948

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Revenues	$—	$—	$—
Cost, expenses and other:
Cost of sales	(2,025)	(2,740)	(2,765)
Depreciation, depletion and amortization	466	325	195
Selling and administrative	30,589	22,878	19,891
Heritage health benefit expenses	11,782	11,003	13,811
Restructuring charges	—	—	—
Other operating loss	15	148	—
	40,827	31,614	31,132
Operating loss	(40,827)	(31,614)	(31,132)
Other (expense) income:
Interest expense	(61,446)	(60,765)	(64,793)
Loss on extinguishment of debt	—	—	(5,385)
Interest income	13,567	17,161	17,197
Gain (loss) on foreign exchange	9	9	(26)
Other loss	(196)	(49)	(6)
	(48,066)	(43,644)	(53,013)
Loss before income taxes and loss of consolidated subsidiaries	(88,893)	(75,258)	(84,145)
Equity in loss of subsidiaries	9,885	(2,268)	(138,575)
Loss before income taxes	(79,008)	(77,526)	(222,720)
Income tax benefit	(5,873)	(48,654)	(3,625)
Net loss	(73,135)	(28,872)	(219,095)
Less net loss attributable to noncontrolling interest	(1,795)	(1,771)	(5,453)
Net loss attributable to the Parent company	$(71,340)	$(27,101)	$(213,642)

WESTMORELAND COAL COMPANY
SCHEDULE I — STATEMENTS OF COMPREHENSIVE LOSS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net loss	$(73,135)	$(28,872)	$(219,095)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains and prior service costs, pension	2,826	4,361	1,886
Adjustments to accumulated actuarial gains and transition obligations, pension	3,376	3,010	160
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	3,663	1,259	1,308
Adjustments to accumulated actuarial (losses) gains, postretirement medical benefits	(6,893)	(22,066)	7,322
Tax effect of other comprehensive income gains	(2,037)	—	(3,335)
Foreign currency translation adjustment gains (losses)	16,562	8,983	(51,866)
Unrealized and realized gains (losses) on available-for-sale securities	1,065	(345)	(1,738)
Other comprehensive income (loss), net of income taxes	18,562	(4,798)	(46,263)
Comprehensive loss	(54,573)	(33,670)	(265,358)
Less: Comprehensive loss attributable to noncontrolling interest	(1,780)	(1,767)	(5,453)
Comprehensive loss attributable to parent company	$(52,793)	$(31,903)	$(259,905)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information — See Notes to Consolidated Financial Statements)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(73,135)	$(28,872)	$(219,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of subsidiaries	(9,885)	2,268	138,575
Depreciation, depletion and amortization	466	325	195
Share-based compensation	2,122	4,692	3,744
Amortization of deferred financing costs	5,292	4,840	4,859
Deferred income tax benefit	—	(46,085)	—
Loss (gain) on foreign exchange	(9)	(9)	26
Distributions received from subsidiaries	47	9,037	5,801
Other	214	196	820
Changes in operating assets and liabilities:
Receivables	3,272	(2,369)	104
Accounts payable and accrued expenses	805	6,187	4,156
Other assets and liabilities	(6,624)	1,185	(10,047)
Net cash used in operating activities	(77,435)	(48,605)	(70,862)
Cash flows from investing activities:
Additions to property, plant and equipment	(592)	(282)	(86)
Change in restricted investments	(412)	(6,112)	(290)
Proceeds from Kemmerer Drop	—	—	115,000
Cash payments in escrow for future acquisitions	—	—	17,000
Cash payments related to acquisitions	—	—	—
Proceeds from the sale of investments	—	5,697	—
Net cash (used in) provided by investing activities	(1,004)	(697)	131,624
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	—	—	76,000
Repayments of long-term debt	(3,288)	(3,288)	(97,829)
Borrowings on revolving lines of credit	251,300	345,500	182,135
Repayments of revolving lines of credit	(251,300)	(345,500)	(191,710)
Debt issuance costs and other refinancing costs	—	(224)	(6,393)
Transactions with Parent/affiliates	78,413	49,456	(9,095)
Other	—	(631)	(322)
Net cash provided by (used in) financing activities	75,125	45,313	(47,214)
Net (decrease) increase in cash and cash equivalents	(3,314)	(3,989)	13,548
Cash and cash equivalents, beginning of year	10,256	14,245	697
Cash and cash equivalents, end of year	$6,942	$10,256	$14,245

WESTMORELAND COAL COMPANY
SCHEDULE I — NOTES TO FINANCIAL STATEMENTS
(Parent Company Information — See Notes to Consolidated Financial Statements)

1.	LINES OF CREDIT AND LONG-TERM DEBT
The amounts outstanding under the Parent’s long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	December 31, 2017	December 31, 2016
	(In thousands)
8.75% Notes	$350,000	$350,000
Term Loan	320,595	323,883
Revolver	—	—
Other	500	500
Total debt	671,095	674,383
Less debt discount and issuance costs	(19,453)	(24,210)
Less current installments	(651,142)	(3,288)
Total non-current debt	$500	$646,885
The following table presents aggregate contractual debt maturities of all long-term debt for the Parent:

December 31, 2017
(In thousands)
2018	$3,288
2019	3,788
2020	314,019
2021	—
2022	350,000
Thereafter	—
Total	$671,095
For details on the 8.75% Notes, Term Loan and Revolver debt facilities, see Note 8 - Debt And Lines Of Credit to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	April 2, 2018	Signature: /s/ Michael G. Hutchinson
Name: Michael G. Hutchinson
Title: Interim Chief Executive Officer (A Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Hutchinson	Interim Chief Executive Officer	April 2, 2018
Michael G. Hutchinson	(Principal Executive Officer) and Director

/s/ Gary A. Kohn	Chief Financial Officer	April 2, 2018
Gary A. Kohn	(Principal Financial Officer)

/s/ Nathan M. Troup	Chief Accounting Officer and Corporate Controller	April 2, 2018
Nathan M. Troup	(Principal Accounting Officer)

/s/ Terry Bachynski	Director	April 2, 2018
Terry Bachynski

/s/ Robert C. Flexon	Director	April 2, 2018
Robert C. Flexon

/s/ Gail E. Hamilton	Director	April 2, 2018
Gail E. Hamilton

/s/ Craig R. Mackus	Director	April 2, 2018
Craig R. Mackus

/s/ Jan B. Packwood	Director	April 2, 2018
Jan B. Packwood

/s/ Robert C. Scharp	Director	April 2, 2018
Robert C. Scharp

/s/ Jeffrey S. Stein	Director	April 2, 2018
Jeffery S. Stein

/s/ Robert A Tinstman	Director	April 2, 2018
Robert A. Tinstman