Form 10-K/A
WESTMORELAND COAL Co
filed 2018-04-30
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
Documents incorporated by reference: None.

EXPLANATORY NOTE

Westmoreland Coal Company filed its Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) with the Securities and Exchange Commission (the “SEC” or the “Commission”) on April 2, 2017 (the “Original Filing”). Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) that the Company expected to file with the Commission not later than 120 days after the end of the fiscal year covered by the 2017 Form 10-K. Because the 2018 Proxy Statement will not be filed with the Commission before such date, the Company is filing this Amendment No. 1 to the 2017 Form 10-K (the “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K. This Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV, other than to add new Exhibits 31.3 and 31.4 under Item 15(a)(3). Some of the information provided in this Form 10-K/A may be superseded by the information provided in the 2018 Proxy Statement to be filed with the Commission. References in this report to “we,” “our,” “Westmoreland” or the “Company” mean Westmoreland Coal Company, including its consolidated subsidiaries and variable interest entities of which it is the primary beneficiary.

This Form 10-K/A is presented as of the date of the Original Filing and does not reflect events occurring after that date, or modify or update the information contained therein in any way other than as required to reflect the revision described above.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer as of the date of this filing.

PART III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

CURRENT DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Director Since	Position
Terry J. Bachynski	60	2014	Director - Independent
Robert C. Flexon	59	2016	Director - Independent
Gail E. Hamilton	68	2011	Director - Independent
Michael G. Hutchinson(1)	62	2012	Director; Interim Chief Executive Officer
Craig R. Mackus	66	2013	Director - Independent
Jan B. Packwood	75	2011	Director - Independent; Chairman of the Board
Robert C. Scharp	71	2011	Director - Independent
Jeffrey S. Stein(2)	48	2016	Director; Chief Investment Officer
Robert A. Tinstman	71	2016	Director - Independent
______________________________________

(1)	Mr. Hutchinson was appointed Interim Chief Executive Officer on November 27, 2017.
(2)	Mr. Stein was engaged as Chief Investment Officer on August 16, 2017.
Director Information

No Westmoreland directors have any arrangements between the director and any person or entity other than Westmoreland relating to compensation or any other payment in connection with such person’s candidacy or service as a director.

Terry J. Bachynski has over 30 years’ experience in the energy business, having served in several executive management and Board positions with various private and public companies, including Suncor Energy Inc., Gulf Canada Resources Limited, CS Resources Limited, EPCOR Utilities Inc. and Syncrude Canada. Since 2001, Mr. Bachynski has been President and CEO of JDEL Associates Ltd. which provides regulatory, environmental, stakeholder, aboriginal and government affairs consulting services to its clients for the development and operation of major resource development projects, primarily in Western Canada. Additionally, Mr. Bachynski sits on the boards of several private companies including Universe Machines Corporation, Unified Alloys Ltd. and Millennium EMS Solutions Ltd. Mr. Bachynski has an LL.B. from the University of Western Ontario and resides in Edmonton, Alberta, Canada.

Mr. Bachynski has performed a wide range of roles in his extensive career in the energy sector. Mr. Bachynski provides the Board with a unique insight into challenges and opportunities specific to natural resource development in Canada. His experience brings an active voice for our Canadian operations to the Board.

Robert C. Flexon has served as President and Chief Executive Officer of Dynegy Inc. since 2011. Prior to joining Dynegy, Mr. Flexon served as the Chief Financial Officer of UGI Corporation, a distributor and marketer of energy products and services. In 2009, he served as President and CEO of Foster Wheeler’s U.S. subsidiary and then Chief Executive Officer of Foster Wheeler, a global engineering and construction contractor and power equipment supplier. Mr. Flexon served five years at NRG Energy, Inc. in various executive level positions including Executive Vice President & Chief Financial Officer and Executive Vice President & Chief Operating Officer. Mr. Flexon also has held key finance and accounting positions with Hercules, Inc. and Atlantic Richfield Company. Mr. Flexon holds a Bachelor of Science degree in Accounting from Villanova University. He serves on the board of Genesys Works-Houston, an organization that transforms the lives of disadvantaged high school students through meaningful work experiences.
Mr. Flexon brings to the Board accounting, financial and a breadth of executive management experience. In his years as an energy industry executive, he has developed a deep comprehension of wholesale power generation markets and customers.

Gail E. Hamilton most recently served as Executive Vice President of Symantec Corporation, an infrastructure software and services provider, retiring in 2005. Previously, she served as the General Manager of the Communications Division of Compaq Computer Corporation and as the General Manager of the Telecom Platform Division for Hewlett-Packard Company. She is currently a director of Arrow Electronics Inc., and OpenText Corp.

Ms. Hamilton is a former senior executive with business and operational experience at a public technology company, whose strategic planning and business development experience are invaluable in guiding the development and progression of our information technology infrastructure and programs. In addition, Ms. Hamilton's extensive public and private board experience bring further professionalism and insight to the board room.

Michael G. Hutchinson retired from Deloitte & Touche in 2012. His career at Deloitte spanned nearly thirty-five years; leading its Energy and Natural Resources Practice for the last fifteen years, while, at the same time, managing the Audit and Enterprise Risk Management practice of the Denver office. Until 2017, Mr. Hutchinson served on the board of directors and was a member of the audit committee of ONEOK Partners. In June 2017, ONEOK Partners was merged into its sponsor, ONEOK Inc. Mr. Hutchinson currently serves as a member of the board of directors and as the audit committee chairman of One Gas, Inc. In April 2017, Mr. Hutchinson joined the board of directors of CoBiz Financial Inc. and serves on its audit committee. Mr. Hutchinson has been on the Westmoreland Coal Company Board since 2012, and served as the chairperson to the Audit Committee; however, since November 27, 2017, he has acted as Interim Chief Executive Officer and, as such, no longer acts as the Company's Audit Committee chairman. Since December 5, 2017, Mr. Hutchinson has been the Interim Chief Executive Officer of our affiliate Westmoreland Resources GP, LLC, general partner of Westmoreland Resource Partners, LP.

As the former lead audit partner at a top four auditing firm, Mr. Hutchinson brings to the Board his substantial expertise in accounting and finance matters, which he gained during his nearly thirty-five years of experience in public accounting. Mr. Hutchinson is well qualified to serve as a director based on his experience with accounting principles, financial controls and evaluating financial statements of public companies in the energy sector, particularly from an auditor's perspective.

Craig R. Mackus became Chief Financial Officer of Bucyrus International, Inc. in June 2004 after serving as Vice President-Finance from October 2002 through June 2004 and as Controller from February 1988 through May 2006. Mr. Mackus retired from Bucyrus International, Inc. in 2011 upon its merger with Caterpillar. He also served as Bucyrus's secretary from May 1996 through his retirement in 2011.

As a senior manager of an international manufacturing company providing equipment to the mining industry, Mr. Mackus brings significant financial, governance and operational mining experience to the Board.  As the Chief Financial Officer during a major merger transaction between Bucyrus International Inc. and Caterpillar, Mr. Mackus provides the Board with his first-hand experience in significant merger and acquisition activity.

Jan B. Packwood was the President and Chief Executive Officer of IDACORP, Inc., a holding company whose main subsidiary, Idaho Power Company, is an electric utility engaged in the generation, transmission, distribution, sale and purchase of electric energy, from 1999 to 2006.  Prior to such time, Mr. Packwood served in various executive-level capacities of Idaho Power Company beginning in the 1980s.

As the former President and Chief Executive Officer of an electric utility involved in the mining and use of coal in the Pacific Northwest, Mr. Packwood brings to the Board a vast knowledge of our and our main customers' business, including an understanding of the risks faced by our own power plant and the power plants we supply.  This expertise is invaluable in directing the future of our power plant operations, as well as providing insight into potential growth and expansion activities in our mining segment.

Robert C. Scharp was previously the Chief Executive Officer of Shell Coal Pty Ltd from 1997 to 2000 and then Chief Executive Officer of Anglo Coal Australia from 2000 to 2001. He served as the Chairman of the Shell Canada Energy Mining Advisory Council from 2005 to 2010. He had a 22 year career with Kerr McGee Corporation including serving as President - Kerr McGee Coal Corporation and Senior Vice President - Oil and Gas Production. Mr. Scharp was a director of Bucyrus International from 2005 to 2011 and was a director of Foundation Coal Holdings from 2005 to 2009. Mr. Scharp is also a retired Army National Guard colonel.

Mr. Scharp brings a wealth of coal mining industry experience to the Board, including invaluable chief executive operational oversight of coal mine operations. Mr. Scharp's vast industry experience assists the Board in driving future operational mining excellence and evaluating potential growth and expansion opportunities.

Jeffrey S. Stein is the Managing Partner of Stein Advisors LLC, a financial advisory firm that provides consulting services to institutional investors. Mr. Stein is also Co-Founder and Managing Partner of Power Capital Advisors LLC, a financial advisory and merchant banking firm focused on energy, power and commodity-related project development and restructuring investments. Mr. Stein currently serves as Chairman of the board of Ambac Financial Group, Inc., as well as a director on the private boards of MLR Petroleum LLC and Granite Ridge Holdings, LLC. Mr. Stein previously served as a director on the boards of US Power Generating Company and KGen Power Corporation.

Mr. Stein brings extensive public and private company board expertise especially in the areas of capital allocation and structure, operating and financial performance, risk management, and investor communications. Mr. Stein's experience provides him with particularly desirable insight, from the perspective of an investor and board member, into the merchant power and regulated utilities markets.

Robert A. Tinstman was the Executive Chairman of James Construction Group from 2002 to 2007 and Chief Executive Officer and director of Morrison Knudsen Corporation from 1995 to 1999. Mr. Tinstman is chairman of the board of directors of IDACORP Inc. and director at Primoris. Mr. Tinstman brings extensive operational and executive experience in the mining and construction industry to our Board. Mr. Tinstman’s mining and construction industry knowledge and expertise provide a valuable contribution to the Board's oversight function as Westmoreland emerges from a strong growth period.

Mr. Tinstman brings considerable experience and expertise in board oversight of major projects from serving for many years on the boards of directors of several public companies. Mr. Tinstman's mining, power and construction industry experience provides the Board with important perspectives from both Westmoreland customers and stakeholders.

Executive Officer Information

Name	Age	Executive Officer Since	Position
Michael G. Hutchinson	62	2017	Interim Chief Executive Officer
Joseph E. Micheletti	52	2011	Chief Operating Officer
Gary A. Kohn	52	2016	Chief Financial Officer
Jennifer S. Grafton	42	2011	Chief Administrative Officer, Chief Legal Officer and Corporate Secretary

Michael G. Hutchinson, who joined Westmoreland's Board in 2012 and serves as Interim Chief Executive Officer, is discussed above under “Director Information.”

Joseph E. Micheletti is Chief Operating Officer for Westmoreland. Mr. Micheletti is responsible for Westmoreland’s mining operations along with Equipment Asset Management, Engineering, Strategic Sourcing, and Continuous Improvement. He joined Westmoreland in 1998 and has held key leadership positions at several Westmoreland mining projects, including President and General Manager of our Jewett Mine, Senior Vice President - Operations, and Executive Vice President - U.S. Operations. He holds a Bachelor of Science degree in Mineral Processing Engineering from Montana College of Mineral Science and Technology. Mr. Micheletti has worked in the production, maintenance, processing, and engineering disciplines of the mining industry for over 30 years, and is past President of the Rocky Mountain Coal Mining Institute.

Gary A. Kohn was named Interim Chief Financial Officer and Treasurer of Westmoreland on November 15, 2016, and was promoted to Chief Financial Officer on March 6, 2017. Mr. Kohn joined Westmoreland as Vice President, Investor Relations in April 2016. Mr. Kohn has held diverse leadership positions in investor relations, treasury, and financial planning and analysis across several public companies including First Data, Western Union, including most recently, from 2013-2016 at Intrepid Potash and 2010-2013 at Ciber. Mr. Kohn began his career as a CPA with a focus on audit and taxation. He earned his Bachelor of Science degree in Accounting from the University of Northern Colorado in 1988.

Jennifer S. Grafton joined Westmoreland as Associate General Counsel in December 2008 and was named General Counsel and Secretary in February 2011. In her current position of Chief Legal Officer, Chief Administrative Officer and Secretary, she oversees a variety of functions including legal, human resources, information technology and risk management. Prior to Westmoreland, Ms. Grafton worked in the corporate group of various Denver-based and national law firms focusing her practice on securities and corporate governance. She holds a Bachelor of Arts from University of Puget Sound, received her JD from the University of Denver Sturm College of Law and received her MBA from the University of Michigan Ross School of Business. She is currently a director on the Board of the National Mining Association.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and persons beneficially holding more than 10% of our Common Stock are required under the Exchange Act to file reports of ownership and changes in ownership of our Common Stock with the SEC and the Nasdaq Stock Exchange ("Nasdaq"). We file these reports of ownership and changes in ownership on behalf of our officers and directors.

To the best of our knowledge, based solely on our review of the copies of such reports furnished to us during the fiscal year ended December 31, 2017, filings with the SEC and written representations from certain reporting persons that no additional reports were required, we believe that all reporting obligations of the officers, directors and greater than 10 percent shareholders of the Company under Section 16(a) were satisfied during the year ended December 31, 2017, other than one late filing each for Messrs. Paprzycki (2 transactions), Micheletti (2 transactions), Kohn (2 transactions), and Troup (2 transactions), and Ms. Grafton (2 transactions), regarding cash unit transactions from May 18, 2016 and April 13, 2017, ultimately filed on November 15, 2017.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics can be found on our website (www.westmoreland.com) by clicking on “Investors” and then “Corporate Governance.” Information on our website is not considered part of the Original Filing or this Form 10-K/A. The Code of Business Conduct and Ethics applies to all of our directors, officers and salaried employees.

Director Nomination Process and Proxy Access

As of the date of this Form 10-K/A, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on March 31, 2017 ("2017 Proxy Statement") except for those disclosed in our Current Report on Form 8-K filed March 12, 2018.

While the Company has not adjusted procedures, the Board determined that the annual meeting of stockholders for 2018 (the “Annual Meeting”) will be held on Friday, August 31, 2018, at 8:30 a.m., Mountain Daylight Time in a virtual shareholder meeting format. The Board has established the close of business on June 29, 2018 as the record date for the determination of stockholders who are entitled to notice of, and to vote at, the Annual Meeting and any adjournments or postponements thereof. Because the Annual Meeting will be held more than 30 days from the anniversary date of the Company's last annual meeting of stockholders, the deadlines for stockholder proposals and director nominations for consideration at the Annual Meeting set forth in the 2017 Proxy Statement no longer apply. If a stockholder of the Company intends to nominate a person for election to the Board pursuant to the Company's proxy access bylaw or to propose other business for consideration at the Annual Meeting, including any proposal made pursuant to Rule 14a-8 under the Exchange Act the deadline for submitting the notice of such nomination or stockholder proposal, is the close of business on June 4, 2018.

The Audit Committee

The Company has a standing Audit Committee consisting of Messrs. Flexon, Mackus and Bachynski. The Board has affirmatively determined that, in its judgment, all members of the Audit Committee are independent under Nasdaq and SEC rules. The Board also has determined that each of Messrs. Flexon, Mackus and Bachynski, is an “audit committee financial expert” under SEC rules.

ITEM 11	— EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides stockholders with a detailed description of the material elements of our compensation program for our Named Executive Officers, as defined below, for 2017. It discusses the policies and objectives that make up our compensation program, the compensation decisions made in 2017 and the rationale behind those decisions. This discussion is supplemented by compensation tables and accompanying narratives that follow.

For 2017, pursuant to SEC requirements, Westmoreland's named executive officers (the "Named Executive Officers") were:

Named Executive Officer	Officer Title
Mr. Michael G. Hutchinson	Interim Chief Executive Officer(1)
Mr. Joseph E. Micheletti	Chief Operating Officer
Mr. Gary A. Kohn	Chief Financial Officer
Ms. Jennifer S. Grafton	Chief Administrative Officer, Chief Legal Officer and Corporate Secretary
Mr. Nathan M. Troup(2)	Chief Accounting Officer
Mr. Kevin A. Paprzycki	Former Chief Executive Officer(3)
Mr. John A. Schadan	Former Chief Operating Officer(3)

(1)
Mr. Hutchinson is a member of the Board of Westmoreland and was appointed Interim Chief Executive Officer on November 27, 2017. He remains on the Board; however, he no longer serves on our Audit Committee.

(2)	Mr. Troup resigned from his position as Chief Accounting Officer effective as of April 20, 2018.
(3)
Messrs. Paprzycki and Schadan are the former Chief Executive Officer (resigned November 27, 2017) and Chief Operating Officer (resigned October 13, 2017) of the Company, respectively, and although they were not serving as executive officers at the end of the year, disclosure is provided pursuant to Regulation S-K Item 402(a)(3)(i) and Regulation S-K Item 402(a)(3)(iv), respectively.

Compensation and Benefits Committee

The Compensation and Benefits Committee (which we refer to throughout this Compensation Discussion and Analysis as the “Committee”) understood the significant challenges ahead for our industry in 2017 when it created our compensation structure based around Westmoreland's core values. In February 2017, the Committee set base salaries and annual incentive program ("AIP") and long-term incentive program ("LTIP") target grants for 2017 to motivate cash flow generation and shareholder value. Certain of our Company's highlights, and those of the Named Executive Officers, are set out below:

Factors Creating Alignment between Pay and Performance

Our compensation programs support our key business objectives and are aligned with the success of our stockholders.  If our market capitalization declines, the value of our executives’ vested equity and the equity grants yet to vest will decline accordingly. As an executive’s level of responsibility within our organization increases, so does the percentage of total compensation that we link to performance through our cash bonus AIP and our equity LTIP. The chart below shows base salary, AIP and LTIP compensation, as a percentage of total compensation opportunity (using target awards for fiscal 2017) for our former Chief Executive Officer who served the majority of the year, Mr. Paprzycki, and other Named Executive Officers at the end of 2017.

Chief Executive Officer		All Other Named Executive Officers
Base Salary	23.5%	Base Salary	35%
AIP Target	23.5%	AIP Target	23%
LTIP Target	53%	LTIP Target	42%

Westmoreland’s executive compensation program is designed to maintain an appropriate alignment between corporate performance and compensation. We have implemented the following compensation features with the goal of protecting us from inappropriate risk-taking:

•
A substantial portion of each executive's total compensation is tied to performance, varying from 76.5% for the Chief Executive Officer to an average of approximately 65% for the other Named Executive Officers;

•
The performance-based incentive compensation program rewards executives for achieving, or exceeding, predetermined goals for nationally reported safety metrics, growth of free cash flow, increase in total shareholder return and individual objectives;

•	Stock ownership guidelines are designed to align the financial interests of executives with those of our stockholders;

•	Our compensation programs are overseen by the Committee, consisting of experienced and independent directors, who are assisted by an independent compensation consultant;

•	We conduct an annual risk review to identify and limit any material adverse effects of our compensation policies and practices;

•	We have no supplemental executive retirement plans;

•	There are no tax gross-up provisions in any compensation plans;

•	Named Executive Officers are at-will employees, however, each has certain rights as part of their participation in our executive severance plan ("ESP"); and

•	Our executives do not receive any excessive perquisites such as company aircraft or car leases.

We believe our executive compensation programs, as more fully described in this Compensation Discussion and Analysis and accompanying tables contained in this Form 10-K/A, are structured in the best manner possible to grow our business, while also supporting our culture and traditions that have guided us for over 160 years.

Significant Compensation Actions

The Board, upon recommendation by the Committee, made the following decisions and took the following actions with respect to our executive compensation program during 2017:

•
Determined, and recommended to the Board, the compensation package for Mr. Paprzycki, and then Mr. Hutchinson after the resignation of Mr. Paprzycki. The Committee also set the compensation packages of each of the other Named Executive Officers, except for Mr. Troup whose compensation was determined by his manager as he was not considered a Named Executive Officer in early 2017, in a manner intended to incentivize free cash flow generation and enhance shareholder value;

•	Adjusted our AIP to further emphasize leading safety metrics that employees can control and adjusted safety metric calculations in the event of a fatality;

•	Used performance-based cash unit awards under LTIP structure in an effort to limit shareholder dilution; and

•	Approved an ESP to retain the Company's talent in a highly competitive market.

Components of the Executive Compensation Program for 2017

Our executive compensation program consists of three main elements: base salary, long-term incentive awards and annual incentive awards. Executives are also eligible for standard post-employment benefits.

Element of Executive Officer Compensation	Description
Base Salary
Ongoing cash compensation based on the executive officer’s role. Salary levels are evaluated annually and are based on each executive’s role and responsibility, market data, applicable experience, unique skills, past performance, and future potential with us. Individual increases to base salary are not guaranteed for our Named Executive Officers and are provided only at the Committee’s discretion after a review of an individual’s performance and relevant market data. Base salary is intended to provide a degree of financial certainty and stability.

Annual Incentive Award
The annual incentive plan is intended to provide compensation for performance based on the achievement of strategic goals and objectives. The incentive pay is based on financial, safety and personal performance. If minimum performance for the financial and safety components are not met, then no payout is made for that particular component. The annual incentive pay motivates our executive officers to achieve annual goals and position Westmoreland for long-term success.

Long-Term Awards
Long-term incentive awards are designed to align the interests of our executives with those of our stockholders. Awards are granted annually under our equity incentive plan. The performance-based awards vest upon the achievement of a preset three-year performance measure. Current unvested outstanding awards are linked to either free cash flow or total stockholder return. The number of shares issued is determined by the Committee or Board on an annual basis and typically reflects a percentage of base salary. Long-term awards motivate our executive officers to achieve long-term, sustainable success for Westmoreland and to create stockholder value.

Post-Employment Benefits
Our Named Executive Officers are each eligible to participate in the ESP where upon termination after a change in control, as defined pursuant to the terms of the ESP, eligible participants are entitled to between one and two times their base pay and payment of their target annual incentive plan payout. Additionally, in such a situation our Named Executive Officer may be eligible for immediate vesting of certain equity awards under the terms and conditions set forth in those agreement and the Company's LTIP.

Compensation Program and Governance

General Compensation Practices and Philosophy

Our compensation philosophy aligns executive compensation with performance metrics that enhance stockholder value. Our compensation programs are guided by several key principles:

•	Align executives’ interests with long-term stockholder interests through equity awards;

•	Link pay to performance by making a substantial portion of total executive compensation variable or “at risk” over the short- and long-term; and

•	Provide a compensation program that emphasizes direct compensation as opposed to perquisites and other benefits.

Westmoreland bases its total compensation strategy on a moderate growth model, which emphasizes a balance of fixed and variable compensation. Westmoreland seeks to provide a portion of short-term incentive based on financial, safety and personal goals and provides a significant percentage of pay in the form of long-term equity. Our Named Executive Officers are at-will employees, subject to certain rights they have when terminated in connection with a change of control. The Westmoreland benefits philosophy is to provide officers with protection and security through health and welfare, retirement, disability insurance and life insurance programs. During fiscal year 2017, the management team received materially the same benefits that are generally available to other Westmoreland employees. Westmoreland also provides physical examinations to executives, which we believe is a prudent measure to help ensure the health of our executives. The executive physical is a benefit generally provided by our peer group companies and is available at a reasonable cost to Westmoreland. Our Company-wide disability benefit is capped at a certain dollar threshold. This precludes the management team from receiving the same 60% disability pay replacement as the general employee population. As such, Westmoreland provides additional long-term disability insurance to the management team to match the same benefit as non-executives.

Stock Ownership Requirement, ESP, Hedging and Clawbacks

Highlights:

•	Adopted Clawback Policy in advance of implementation of the SEC Rule 10D-1;

•	Hedging and pledging are prohibited through Westmoreland's insider trading policy;

•	Named Executive Officers change in control provisions governed by ESP; and

•
Executives are subject to mandatory stock ownership guidelines that require executives to hold all stock grants until such time as their total ownership in Westmoreland stock exceeds a preset multiple of their salary. At no time, may they own less than their required ownership after achieving the goal.

To align the interests of our executive management team with that of our stockholders and promote our commitment to sound corporate governance, the management team is subject to stock ownership requirements. The management team is expected to be in compliance with these guidelines within five years of becoming subject to the policy. The ownership requirement for our officers is calculated as a multiple of base salary as follows:

Executive Level	Multiple of Base Salary
Chief Executive Officer	3.0x
Other Named Executive Officers	1.5x

In September 2015, the Committee recommended, and the Board approved, that the Company use a full year trailing average stock price for the prior fiscal year (beginning on January 1 of each year) to determine whether an executive or director meets the stock ownership requirements. Pursuant to the stock ownership guideline, Ms. Grafton has until 2019, Mr. Kohn has until 2021, Mr. Micheletti has until 2022 (as a result of his promotion), and Mr. Hutchinson has until 2022 to comply with the stock ownership requirement. Similarly, before their resignations, Mr. Troup had until 2022 to comply with the stock ownership requirements and Mr. Paprzycki, having been appointed Chief Executive Officer in December 2015, had until 2020 to meet stock ownership requirement for Chief Executive Officer.

We believe that stock hedging by the executive management team works counter to the objectives of our executive compensation strategy and disturbs the relationship between our executive compensation packages and stockholder interests. In February 2013, the Board adopted a provision within our insider trading policy that prohibits hedging or monetization transactions including, but not limited to, prepaid variable forwards, equity swaps, collars and exchange funds. The hedging provision aims to bar executive management from taking any action that could be seen as misaligning their objectives from that of all other

Company stockholders. Additionally, our insider trading policy prohibits holding Company securities in a margin account or otherwise pledging Company securities.

In February 2016, the Committee recommended, and the Board approved, the adoption of a clawback policy for incentive-based executive compensation ("Clawback Policy"). The Clawback Policy was adopted with the intent that it will meet the scope of the currently proposed Securities and Exchange Commission Rule 10D-1 and ultimately the associated Nasdaq listing exchange rules. Under the Clawback Policy, in the event that the Company is required to prepare an accounting restatement due to the Company's material noncompliance with a financial reporting requirement, the Company shall make reasonable efforts to recover from any current or former executive officer the amount of certain incentive-based compensation in excess of what would have been paid or granted to that executive officer under the circumstances reflected by the accounting restatement. The Clawback Policy applies to any incentive-based compensation paid to an executive officer within the three-year period preceding the date of the restatement. Due to the accounting restatement announced in February 2017, the Committee reviewed the Clawback Policy to determine if any incentive-based compensation was previously earned by our executives in excess of what would have been paid or granted to that executive officer under the circumstances reflected by the accounting restatement. After thorough discussion, the Committee made the assessment that a recovery event was not required under the Clawback Policy. The Committee's reasoning included, but was not limited to, the fact that the accounting restatement had no effect on free cash flow and had a positive effect on the Company's performance metrics over the affected periods, and so determined that a recovery event was not necessary at that time.

Peer Group

The Committee considers comparative data of executives’ compensation within our peer group by comparing practices in executive compensation generally and compensation specifics for benchmarking. There are few comparably-sized publicly-traded coal companies, therefore the companies in our peer group are included for having at least one of the following characteristics:

•	Focused on comparable industry (energy-related), specifically, coal, mining and oil and gas-related companies;

•	Comparable size in relation to revenue and employees; or

•	Publicly-traded Colorado headquartered companies with whom we compete for top public company talent.

Our Committee reviews the composition and appropriateness of our compensation peer group annually. Following a review in early 2017, the Committee adjusted our compensation peer group participants. The Committee is assisted in this decision by our compensation consultant, Pay Governance, whose role is more thoroughly discussed below. The fiscal year 2017 compensation peer group was made up of the following companies:

Arch Coal Inc.	CONSOL Energy Inc.	California Resources Corporation
Cliffs Natural Resources Inc.	Cloud Peak Energy Inc.	Compass Minerals International, Inc.
Denbury Resources Inc.	Dril-Quip, Inc.	Innospec Inc.
Koppers Holdings Inc.	Parker Drilling Co.	Pioneer Energy Services Corp.
SunCoke Energy Inc.	Whiting Petroleum Corporation

Role of the Compensation Consultant and the Chief Executive Officer in the Compensation Program

Compensation Consultant

The Committee has the authority to retain outside counsel, consultants and other advisers to assist it in evaluating compensation or in otherwise discharging its duties and responsibilities. The Committee engaged Pay Governance (the “Consultant”) for advice regarding the structuring of executive compensation for fiscal year 2017 and recently reengaged the Consultant for fiscal year 2018. The Consultant assists the Committee in determining appropriate peers for purposes of comparing market compensation and provides other related services. The Committee has authorized the Consultant to interact with management on its behalf. The Consultant has not provided any services for Westmoreland other than the services it provided to the Committee. The Committee has concluded, under the guidance of SEC rules and relevant Nasdaq listing standards, that the Consultant’s work does not raise any conflict of interest.

Determining Executive Compensation

Determinations regarding 2017 executive officer compensation were made at the March 2017 Committee meetings. The following table summarizes the roles of the Committee, Consultant and Chief Executive Officer in executive compensation decision making.

Responsible Party	Roles and Responsibilities
Compensation and Benefits Committee of the Board of Directors The Committee is currently comprised of four Independent Directors and reports to the Board.
●     Retains independent counsel, consultants and other advisers to assist it in evaluating compensation or in otherwise discharging its responsibilities.
●     Works with the Chief Executive Officer to set performance goals at the beginning of each year targeted to positively influence stockholder value and evaluates Chief Executive Officer performance in relation to those goals and overall performance of the Company.
●     Determines and approves compensation for our executive officers other than Chief Executive Officer.
●     Reviews and approves overall compensation strategy and all programs in which our executive officers participate, including equity, bonus (including all performance-based goals), retirement and other benefit plans.
●     Reviews compensation philosophy, metrics and amounts, and the results of stockholder say-on-pay votes, before establishing executive compensation.
●     Considers comparable metrics in our peer group.

Consultant to Compensation Committee Pay Governance, as an independent consultant retained directly by the Committee, provides consulting advice on matters of governance and executive compensation
●     Provides advice and opinion on the appropriateness and competitiveness of our compensation programs relative to market practice.
●     Performs all functions at the direction of the Committee.
●     Attends Committee meetings.
●     Provides advice regarding compensation decision-making governance.
●     Provides market data, as requested.
●     Consults on various compensation matters and recommends compensation program designs and practices.
●     With the cooperation of management, works to conduct an assessment of the risks arising from our compensation programs.
●     Confers with the Chief Executive Officer and Chief Administrative Officer on compensation levels, incentives and goals.

Chief Executive Officer With the support of other members of the management team
●     Works with the other executive officers to set personal performance goals at the beginning of each year targeted to positively influence stockholder value.
●     Reviews performance of the other executive officers against the set goals and makes recommendations to the Committee with respect to their compensation.
●     Confers with the Committee concerning design and development of compensation and benefit plans for Westmoreland employees.
●     Recommends appropriate company-wide and mine financial and non-financial performance goals for the annual incentive program.

In determining executive compensation levels, the Committee considered that over 97% of the shares that voted on our “say-on-pay” proposal at the 2017 annual meeting of stockholders approved our executive compensation program as disclosed in our 2017 Proxy Statement. In light of this support, the Committee believes that our current executive compensation program has been effective in implementing our compensation philosophy and objectives. Nevertheless, the Committee recognizes that pay practices continue to evolve, and as a result, the Committee continues to refine our executive compensation practices in its ongoing effort to ensure our executive compensation supports our compensation philosophy and objectives, as well as our overall corporate goals and values. The Committee will continue to consider the results of the Company’s say-on-pay votes in their formulation of our compensation program for our executive officers. We currently provide an annual say-on-pay vote.

Components of Executive Compensation in Fiscal Year 2017
In March of 2017, the Committee set base salaries, AIP and LTIP goals for our Named Executive Officers at that time. After the resignations of Messrs. Paprzycki and Schadan in late 2017, the Committee reset the compensation of Mr. Micheletti due to his promotion to Chief Operating Officer and recommended the compensation plan for Mr. Hutchinson after his appointment as Interim Chief Executive Officer. Mr. Troup qualified as a Named Executive Officer as of December 31, 2017, and since that time any changes to his compensation were determined by the Committee.

Base Salaries

2017 Base Salaries for Named Executive Officers

Name	Position	Base Salary
Michael G. Hutchinson(1)	Interim Chief Executive Officer	$900,000
Joseph E. Micheletti	Chief Operating Officer	$370,000
Gary A. Kohn	Chief Financial Officer	$375,000
Jennifer S. Grafton	Chief Legal Officer, Chief Administrative Officer and Corporate Secretary	$370,000
Nathan M. Troup	Chief Accounting Officer	$248,745
Kevin A. Paprzycki	Former Chief Executive Officer	$600,000
John A. Schadan(2)	Former Chief Operating Officer	$302,328

(1)	Mr. Hutchinson was appointed Interim Chief Executive Officer on November 27, 2017 and at that time the Committee determined his salary to be $75,000 per month for the interim period of his service.
(2)
Mr. Schadan was located in Westmoreland's corporate office in Edmonton, Alberta, and as such his cash compensation figures have been converted to U.S. dollar amounts throughout this Form 10-K/A using the Bank of Canada full year conversion average for 2017 of $0.7752 U.S. dollars per Canadian dollar, for comparability purposes only. Mr. Schadan's salary in Canadian dollars was $390,000 CAD.

Annual Incentive Compensation

GOAL		PERCENT OF TOTAL
Financial
Goal: Annual budgeted free cash flow of Westmoreland, on a global consolidated basis.
● 50% payout upon meeting 80% of goal (threshold)
● 100% payout upon meeting 100% of goal (target)
● 200% payout upon meeting 120% of goal (maximum)
● 50% for all executives
Safety	Goal: A mix of objective (total reportable incident rate) and subjective (performance in safety audits and training) indicators intended to promote safe production.	● 20% for all executives
Individual
The payout is evaluated on achievement of individual goals established between the executive and the Chief Executive Officer (or, in the case of the Chief Executive Officer, between him and the Board) and is based on the executive’s overall performance. An executive may receive greater than 100% payout for the individual goal based on exemplary performance, as approved by the Committee, or in the case of the Chief Executive Officer, by the Board. The Individual payout component is capped at 200%.
● 30% for all executives

2017 Target vs. Actual AIP Bonus Paid

Name	% of Annual Base Salary	Target Total Cash Incentive Bonus	% of Target Individual Bonus Approved	% of Target Financial Bonus Approved	% of Target Safety Bonus Approved	Total Cash Bonus
Michael G. Hutchinson(1)	N/A	$—	—%	—%	—%	$—
Joseph E. Micheletti(1)	60%	$216,000	100%	83%	100%	$198,001
Gary A. Kohn	60%	$225,000	100%	83%	100%	$206,251
Jennifer S. Grafton	60%	$222,000	100%	83%	100%	$203,501
Nathan M. Troup	30%	$149,247	100%	83%	100%	$69,649
Kevin A. Paprzycki(2)	100%	$—	—%	—%	—%	$—
John A. Schadan(2)	100%	$—	—%	—%	—%	$—

(1)
Mr. Hutchinson was appointed to his current position after the Company's September 30th cut-off for participation in the 2017 AIP. Similarly, Mr. Micheletti was promoted to Chief Operating Officer after September 30th and as such his AIP award is based on his previous salary for his position of Executive Vice President - Operations.

(2)
Messrs. Paprzycki and Schadan resigned in late 2017 and each entered into separation and severance agreements whereby each agreed to release any claim of an AIP award in exchange for consideration pursuant to the terms such agreements. The separation and severance agreements for Messrs. Paprzycki and Schadan have been filed as exhibits 10.65 and 10.66 to the Original Filing.

Named Executive Officer Compensation in Fiscal Year 2017

Westmoreland’s Named Executive Officer compensation is broken down into several components. The Named Executive Officers are generally compensated at the same percentage of targeted bonus for meeting team financial and safety goals set by the Committee; however, individual performance may factor into the decision on certain awards. In addition to feedback from the Consultant, the Committee meets with the Chief Executive Officer to review his assessment of each of the other Named Executive Officers as well as his self-assessment. The Committee gathers additional feedback on the performance of the Chief Executive Officer from each of the directos. The Committee reviews the achievements of the Named Executive Officers and each of their compensation components. The following provides more information on executives' compensation decisions where individuals are compensated differently or the reasoning is different.

Annual Incentive Compensation: Financial and Safety Components

Financial Component: The financial component was based on Westmoreland’s free cash flow. Free cash flow is used as the financial metric for AIP awards as we believe it is the best indicator of the health of the Company on an annual basis. In 2017, the Named Executive Officers, were subject to the global consolidated free cash flow goal. The management team exceeded the global consolidated free cash flow minimum threshold target, which resulted in a payout of 83% of the Named Executive Officers targeted AIP amounts.

Safety Component: The safety component was based on consolidated mine site performance weighted by number of employees and hours worked at each mine site during that calendar year. As such, the mines with the largest number of employees and hours worked had a higher contribution to the consolidated safety performance than mines such as our Savage mine in Montana with less than 10 employees. The Named Executive Officers' safety component performance is based on a global consolidated average for all mine sites' safety statistics. Each mine site’s performance was based on an objective goal of reduced total reportable incident rate (“TRIR”) from performance in 2016 (or identical TRIR performance if the rate in 2016 was zero), as well as mine-specific objective pro-active indicator goals focused on activities proven to drive safe production. The global consolidated safety payout was 100%.

Individual Component: As noted in the table above, Messrs. Hutchinson, Paprzycki, and Schadan, did not receive AIP payments for fiscal year 2017 and, as such, their individual components are not discussed below.

Joseph E. Micheletti, Chief Operating Officer

Actual Salary and Cash Bonus Received for 2017	2017 Base Salary	Cash Bonus for 2017	# of RSUs / Grant Date Fair Value of 2017 RSUs
$547,039	$370,000	$198,001	52,842/$209,916

Base Salary and Annual Incentive Compensation: Individual Component

The Committee increased Mr. Micheletti’s base salary to $360,000 on March 6, 2017 based on his position as Executive Vice President - Operations, and then again to $370,000 on October 13, 2017 when he was promoted to Chief Operating Officer. The Committee determined Mr. Micheletti’s base salary with the assistance of the Consultant, utilizing peer group and market survey data.

The Chief Executive Officer proposed, and the Committee approved, an individual performance payout at 100% and a total AIP cash bonus payout of $198,001 for Mr. Micheletti.

Gary A. Kohn, Chief Financial Officer

Actual Salary and Cash Bonus Received for 2017	2017 Base Salary	Cash Bonus for 2017	# of RSUs / Grant Date Fair Value of 2017 RSUs
$565,097	$375,000	$206,251	45,397/$180,340

Base Salary and Annual Incentive Compensation: Individual Component

Mr. Kohn joined Westmoreland as Vice President of Investor Relations on April 11, 2016, and was subsequently appointed Chief Financial Officer on March 6, 2017, after a short period as Interim Chief Financial Officer. At that time, the Committee determined Mr. Kohn's salary to be $375,000 with the assistance of the Consultant, utilizing peer group and market survey data.

The Chief Executive Officer proposed, and the Committee approved, an individual performance payout at 100% and a total AIP cash bonus payout of $206,251 for Mr. Kohn.

Jennifer S. Grafton, Chief Legal Officer, Chief Administrative Officer and Secretary

Actual Salary and Cash Bonus Received for 2017	2017 Base Salary	Cash Bonus for 2017	# of RSUs / Grant Date Fair Value of 2017 RSUs
$568,116	$370,000	$203,501	81,745/$324,733

Base Salary and Annual Incentive Compensation: Individual Component

The Committee increased Ms. Grafton’s base salary to $370,000 on March 6, 2017. The Committee determined Ms. Grafton’s base salary with the assistance of the Consultant, utilizing peer group and market survey data.

The Chief Executive Officer proposed, and the Committee approved, an individual performance payout at 100% and a total AIP cash bonus payout of $203,501 for Ms. Grafton.

Nathan M. Troup, Chief Accounting Officer

Actual Salary and Cash Bonus Received for 2017	2017 Base Salary	Cash Bonus for 2017	# of RSUs / Grant Date Fair Value of 2017 RSUs
$316,165	$248,745	$69,649	22,585/$89,718

Base Salary and Annual Incentive Compensation: Individual Component

Mr. Troup's base salary of $230,000 was determined prior to his designation as a Named Executive Officer by his manager, our Chief Financial Officer with the assistance of our human resources department, effective April 1, 2017. However, at the time of the determination of the AIP award for fiscal year 2017, Mr. Troup had qualified to be a Named Executive Officer pursuant to Regulation S-K Item 402(a)(3)(iii), and as a result his AIP award was approved by the Committee.

The Chief Executive Officer proposed, and the Committee approved, an individual performance payout at 100% and a total AIP cash bonus payout of $69,649 for Mr. Troup.

Long-Term Incentive Compensation

GOAL	LTIP COMPONENTS	PERCENT OF TOTAL
Performance-Based Shares and Cash Units
2015 - 2017 Award Goal: Indexed total stockholder return (30% Market Vectors Global Coal Index and 70% Russell 3000 Index)
● 50% payout upon achieving 25th percentile of index (threshold)
● 100% payout upon achieving 50th percentile of index (target)
● 150% payout upon achieving 75th percentile of index (maximum)

2016 - 2018 Award Goal; and 2017 - 2019 Award Goal:
50% Indexed total stockholder return (50% Market Vectors Global Coal Index and 50% Russell 3000 Index) and 50% Three year cumulative free cash flow goal
● 50% payout upon meeting 80% of goal (threshold)
● 100% payout upon meeting 100% of goal (target)
● 150% payout upon meeting 120% of goal (maximum)
● 50% for all Named Executive Officers
Time-Based Shares and Cash Units	Shares vest in equal annual installments over a three-year period based on completion of the service requirement.	● 50% for all Named Executive Officers

Long-Term Incentive Award Grants for Named Executive Officers for 2017

Name	Percentage of Base Salary	Cash or Cash Value of Time-Based RSUs and Cash Units(1)	Cash or Cash Value of Performance-Based RSUs(1)	Total Cash Value of RSUs
Michael G. Hutchinson(1)	N/A	-	-	-
Joseph E. Micheletti(1)	97%	$122,330	$87,586	$209,916
Gary A. Kohn	80%	$105,095	$75,246	$180,341
Jennifer S. Grafton	146%	$189,240	$135,493	$324,733
Nathan M. Troup	60%	$52,284	$37,434	$89,718
Kevin A. Paprzycki(2)	225%	$472,926	$311,743	$784,669
John A. Schadan(1)(2)	192%	$262,316	$187,814	$450,130

(1)
Mr. Hutchinson was not awarded equity in 2017 as part of the employee LTIP, however, he did receive a director equity grant described below under Director Compensation. Mr. Micheletti's LTIP award for 2017 is based on his original grant awarded in connection with his prior position as Executive Vice President - Operations. For our Canadian executives, base salaries were not converted to U.S. dollar values before determining their respective equity grants. Amounts in this column represent the aggregate grant date fair value of the equity awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 - Share-Based Payment.

(2)	Messrs. Paprzycki and Schadan each resigned in late 2017 and each forfeited his LTIP awards granted from 2017 listed in this table.

In 2017, Westmoreland issued 40% of LTIP participants' time-based equity awards in the form of time-based cash unit awards instead of our traditional time-based restricted stock units. The time-based cash unit awards ("Cash Units") are marked to market over time through vesting. Additionally, in order to conserve shares in the 2014 Amended and Restated Equity Incentive Plan ("2014 Plan"), the Committee utilized an assumed price per share of common stock of $7.93, which was taken from May 16, 2017, for all restricted stock unit grants and Cash Unit grants, when on June 23, 2017, the market price of our common stock was $4.63. This resulted in reduced awards to our participants.  Westmoreland adopted these changes to its approach to LTIP structure as a proactive measure to conserve shares in the 2014 Plan and limit dilution to shareholders.

Discussion of Performance-Based Compensation Components
The Board is keenly focused on tying executive compensation to our performance. On an annual basis, the management team has a significant portion of its compensation aligned with key financial metrics and performance indicators. These metrics are approved by the Committee in February of each year. In 2017, the Committee elected to once again tie the financial component of the management team’s short-term AIP bonus to the free cash flow metric. The Board and management view the free cash flow metric as one of the most important metrics tied to value maximization for both the stockholder and the stakeholder. To Westmoreland, free cash flow generation lays the groundwork from which many other financial decisions stem and is the basis for sustainability of stockholder value. The Board stressed the importance of this metric to management through the tying of management cash bonuses to annual free cash flow goals. These goals are created based on long-term operating budgets and set to be aggressive, yet attainable. Management's annual AIP goals, as well as the recently awarded three year performance-based

LTIP awards for the period of 2016-2018 and 2017-2019, which are based 50% on a free cash flow goal, continue to emphasize free cash flow.
Beginning in 2015, the Committee started tying a portion of management's three year performance-based LTIP award to a total stockholder return metric, with the assistance of the Consultant. As further described in the Long-term Incentive Compensation section above, our performance-based LTIP awards cliff vest after three years based on threshold, target and maximum payouts. To further align management's objectives with those of stockholders, the Board granted 2015 LTIP awards that measure Westmoreland stock performance over a three year period against a blend of Russell 3000 Index (70%) and a mix of peers using the Market Vectors Global Coal Index (30%). Management's threshold of the 25th percentile, target of the 50th percentile and maximum of the 75th percentile goal levels are based on Westmoreland's total stockholder return against the indexed blend of stocks. The Board and Committee's movement to include another stockholder value parallel metric emphasizes the importance given to aligning management and stockholder goals. In both 2016 and 2017, the Committee blended the Company's emphasis on free cash flow generation and creation of shareholder value, and granted LTIP awards based 50% on a three year free cash flow goal and 50% on a blend of Russell 3000 Index (50%) and a mix of peers using the Market Vectors Global Coal Index (50%).
*****

EXECUTIVE COMPENSATION FOR 2017

Summary Compensation Table

The following tables set forth information regarding the fiscal year 2017 compensation for our Named Executive Officers. Columns required by SEC rules are omitted where there is no amount to report. The table also sets forth information regarding the fiscal 2015 and/or fiscal 2016 compensation for those individuals who were also Named Executive Officers in fiscal 2015 and/or fiscal 2016.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)(9)	Non-Equity Incentive Plan Compen- sation ($)(2)	Change in Pension Value Earnings ($)	All Other Compen- ation ($)(3)	Total ($)
Michael G. Hutchinson(4)(6) Interim Chief Executive Officer	2017	51,923	—	—	—	—	51,923
Jennifer S. Grafton Chief Legal Officer, Chief Administrative Officer and Secretary	2017	364,615	324,733	203,501	672	15,737	909,258
	2016	344,615	507,024	231,596	183	20,391	1,103,809
	2015	321,923	528,596	154,992	(107)	17,323	1,022,727
Joseph E. Micheletti(5)(6) Chief Operating Officer	2017	349,038	209,916	198,001	36,907	16,497	810,359
	2016	310,961	261,086	232,062	22,899	21,597	848,605
	2015	297,119	320,407	140,697	(5,243)	17,323	770,303
Gary A. Kohn(5) Chief Financial Officer	2017	358,846	180,340	206,251	—	12,166	757,603
	2016	150,000	82,882	68,753	—	11,374	313,009
Nathan M. Troup(6) Chief Accounting Officer	2017	246,516	89,718	69,649	—	30,209	436,092
	2016	238,404	120,098	111,481	—	18,357	488,340
Former Executives as of 12/31/17 That Qualify as Named Executive Officers
Kevin A. Paprzycki(7) Former Chief Executive Officer	2017	540,769	784,668	—	11,167	145,627	1,482,231
	2016	500,000	828,852	700,000	5,184	21,194	2,055,230
	2015	420,385	720,846	218,326	(1,502)	17,323	1,450,378
John A. Schadan(7)(8) Former Chief Operating Officer	2017	283,166	450,130	—	—	65,718	799,014
	2016	264,180	580,198	384,088	—	35,668	1,264,134
	2015	243,437	480,527	110,185	—	32,461	866,610

(1)
Amounts in this column represent the aggregate grant date fair value of the equity awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 - Share-Based Payment. This column was prepared assuming none of the awards will be forfeited.  Additional information is set forth in the “Grants of Plan-Based Awards” table below. Details regarding the 2017, 2016 and 2015 stock awards that are outstanding as of December 31, 2017 may be found in the “2017 Outstanding Equity Awards At Fiscal Year-End” table below. A more detailed discussion of the assumptions used in the valuation of stock awards made in fiscal year 2017 may be found in the Notes to the Financial Statements in the Original Filing.

(2)	Represents the cash bonus awarded under our AIP, a discretionary performance-based award paid in the first quarter of each fiscal year based on performance of the prior fiscal year.
(3)
“All Other Compensation” for 2017 includes payments for our contributions to the Westmoreland's 401(k) plan and reimbursements for life insurance premiums. We contributed $10,800 in matching contributions to the 401(k) plan on behalf of Messrs. Paprzycki, Micheletti, Troup, and Kohn, and Ms. Grafton. Additional perquisites include supplemental long term disability insurance and an executive physical paid on behalf of Ms. Grafton. Mr. Troup's "All Other Compensation" includes a sell back of vacation time of $17,938. Mr. Schadan's "All Other Compensation" includes a retirement plan match of $14,611 CAD, severance payments of $83,315 CAD and reimbursement of life insurance premiums and monthly parking fees. Mr. Paprzycki's "All Other Compensation" includes $76,794 in vacation sell back and $54,714 in severance payments.

(4)
Mr. Hutchinson was appointed to the position of Interim Chief Executive Officer on November 27, 2017. Previous to that appointment, Mr. Hutchinson participated in the Company's Director Compensation Plan where he was paid $102,106 in Board fees and granted 11,349 Restricted Stock Units on June 23, 2017, as more particularly described below under Director Compensation.

(5)
Mr. Kohn was appointed Chief Financial Officer on March 6, 2017, having previously been in an interim role. Mr. Micheletti was appointed Chief Operating Officer October 13, 2017, having previously been Executive Vice President - Operations.

(6)
Disclosure regarding Messrs. Hutchinson, Micheletti and Troup, is being provided in part to fulfill the disclosure obligations of our affiliate, Westmoreland Resource Partners, LP. Mr. Troup resigned from his position as Chief Accounting Officer effective as of April 20, 2018.

*Footnotes continued on next page

(7)
Messrs. Paprzycki and Schadan are the former Chief Executive Officer (resigned November 27, 2017) and Chief Operating Officer (resigned October 13, 2017) of the Company; respectively, and although they were not serving as executive officers at the end of the year, disclosure is provided pursuant to Regulation S-K Item 402(a)(3)(i) and Regulation S-K Item 402(a)(3)(iv), respectively.

(8)
Mr. Schadan was located in Westmoreland's corporate office in Edmonton, Alberta, and as such his cash compensation figures have been converted to U.S. dollar amounts throughout this Form 10-K/A using the Bank of Canada full year conversion average for 2017 of $0.7752 U.S. dollars per Canadian dollar, for comparability purposes only.

(9)
Included in the 2017 stock award figure are time-based Cash Unit award grants, which were granted to 2017 LTIP participants in lieu of an equal amount of time-based equity grants thereby reducing the amount of time-based restricted stock units received by participants. The time-based Cash Unit awards are paid out in cash but linked to the Company's stock price on the vesting date. The time-based Cash Unit awards were as follows: Mr. Paprzycki received 40,858 units (all forfeited); Mr. Schadan received 22,662 (all forfeited); Ms. Grafton received 16,349; Mr. Micheletti received 10,568; Mr. Kohn received 9,079; and Mr. Troup received 4,517.

2017 Grants of Plan-Based Awards

			Estimated Future Payouts Under Performance- Based Equity Incentive Plan Awards(1)
Name	Grant Date	Approval Date by Board	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards(#)(1)	Grant Date Fair Value of Stock Awards($)(1)
Michael G. Hutchinson(2)(3)	6/23/2017	6/22/2017	—	—	—	11,349	52,546
Jennifer S. Grafton	6/23/2017	6/22/2017	20,437	40,873	61,310	40,873	324,733
Joseph Micheletti(3)	6/23/2017	6/22/2017	13,211	26,421	39,632	26,421	209,916
Gary A. Kohn	6/23/2017	6/22/2017	11,350	22,699	34,049	22,699	180,340
Nathan M. Troup(3)	6/23/2017	6/22/2017	5,646	11,292	16,938	11,292	89,718
Kevin A. Paprzycki(4)	6/23/2017	6/22/2017	40,858	81,715	122,573	122,573	784,668
John A. Schadan(4)	6/23/2017	6/22/2017	28,328	56,656	84,984	56,656	450,130

(1)
The 2017 LTIP awards granted to the Named Executive Officers on June 23, 2017, consisted of time-based restricted stock units with a three-year vest, performance-based restricted stock units with a three-year cliff vest issued out of the stockholder approved 2014 Equity Incentive Plan and time-based cash units with a three year vest. Amounts in this column represent the aggregate grant date fair value of the equity awarded calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 - Share-Based Payment.

(2)	Mr. Hutchinson was awarded a stock award pursuant to the 2017 Director Compensation Plan described below in Director Compensation.
(3)
Disclosure regarding Mr. Hutchinson, Micheletti and Troup, is being provided in part to fulfill the disclosure obligations of our affiliate, Westmoreland Resource Partners, LP. Mr. Troup resigned from his position as Chief Accounting Officer effective as of April 20, 2018.

(4)
All of the grants to Messrs. Paprzycki and Schadan described in this table were forfeited upon resignation. Mr. Troup forfeited all remaining outstanding grants effective April 20, 2018, as a result of his resignation.

Components of Total Compensation

We believe in compensating our executive officers with a mix of both base salary and at-risk compensation made up of cash and equity. For a thorough discussion of our compensation components and the percentage of at-risk compensation, see the Components of the Executive Compensation Program for 2017 Section in our Compensation Discussion and Analysis above.

Non-Equity Incentive Plan Compensation

Non-equity incentive plan compensation amounts are annual cash incentives under our AIP. The AIP is funded based on various components and include our annual budgeted free cash flow, leading and lagging safety indicators, and individual performance goals, all of which are discussed above in our Compensation Discussion and Analysis.

Equity Awards

Values for stock grants in the summary compensation table and numbers included in the grants of plan-based awards table relate to restricted stock and restricted stock units granted to the Named Executive Officers under our stockholder-approved 2007 and 2014 plans. The plans are administered by the Committee, which has retained the exclusive authority to make awards under the plan. The Committee approves all long-term incentive grants to Named Executive Officers, other than the Chief Executive Officer whose grants are approved by the Board. The Committee also approves the overall grant pool for all other participants.

The primary purpose of the LTIP is to link compensation with the long-term interests of stockholders. For the 2017 stock award granted to Named Executive Officers, our time-based awards were split between restricted stock units and Cash Units linked to our stock price representing 50% of the total award granted on June 23, 2017. These time-based awards vest over three years with 33% of each of the restricted stock units and cash based units becoming vested and available for release each year on April 1st, fully vesting on April 1, 2019. The performance-based restricted stock units representing the other 50% of the total award were also granted on June 23, 2017 and will cliff vest on April 1, 2019, based upon achievement of at least the threshold goal based on a combination total stockholder return and free cash flow metric calculation. Awards not yet vested are typically forfeited upon voluntary termination; however, each award is governed by the terms of such award agreement.
In 2017, we awarded Cash Unit awards to participants in our LTIP. These Cash Units were granted at the same assumed value as the restricted stock unit grants on grant date (May 16, 2017 stock closing price of $7.93) and will vest, in the form of a cash payment, pursuant to the vesting schedule at the fair market value of one share of Westmoreland stock on the vesting date. The Cash Units vest over three years with one-third vesting on each of April 1, 2018, 2019 and 2020. As defined in each participants individual Cash Unit agreements, the Cash Units vest upon termination of service without cause or good reason within one year following a change in control, or the recipient’s death or disability, otherwise non-vested portions of the Cash Unit awards are forfeited upon termination of service, as more particularly described in such agreements.

2017 Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards
Name	Securities Underlying Unexercised Options(#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Units that have not vested (#)(1)	Market value of units that have not vested as of 12/31/17($)(2)	Unearned units that have not vested (#)(3)	Market value of unearned units that have not vested as of 12/31/17($)(2)
Michael G. Hutchinson(4)				11,349	13,732
Joseph E. Micheletti(4)(6)	5,000	21.40	7/1/2018
				1,880	2,275
				6,300	7,623
				15,853	19,182
						8,457	10,233
						23,625	28,586
						39,632	47,955
Jennifer S. Grafton(6)				3,101	3,752
				10,500	12,705
				24,524	29,674
						13,955	16,886
						39,375	47,644
						61,309	74,184
Gary A. Kohn(6)				2,000	2,420
				13,619	16,479
						7,500	9,075
						34,048	41,198
Nathan M. Troup(4)				839	1,015
				2,898	3,507
				6,775	8,198
						2,516	3,044
						10,868	13,150
						16,938	20,495
John A. Schadan(5)				2,819	3,411
				14,000	16,940
						12,686	15,350
						52,500	63,525
Kevin A. Paprzycki(5)				4,229	5,117
				20,000	24,200
						5,633	6,816
						19,029	23,025

(1)
Awards in this column consist of time-based restricted stock units with a grant dates of April 1, 2015, May 18, 2016, and June 23, 2017 or the executive's start date. Awards of the time-based restricted stock units vest in thirds over a three-year period, each time on April 1st. To the extent vested in the last year, these units are reflected in the “Stock Vested in 2017” table below.

(2)
The market value of the awards of restricted stock units that have not yet vested was determined by multiplying the closing price of a share of common stock on December 29, 2017 ($1.21) by the number of shares.

(3)
Awards in this column consist of performance-based restricted stock units with a grant date of April 1, 2015, May 18, 2016, and June 23, 2017. These awards pay out at threshold, target and maximum performance goals, depending on the achievement of a multi-indexed total stockholder return metric in 2015; and a combination multi-indexed total stockholder return metric and free cash flow metric set by the Committee in 2016 and 2017. Contingent on achievement of the performance goal during the three year performance period, these awards will cliff vest on April 1, 2018, April 1, 2019, and April 1, 2020. If threshold performance is not achieved, all awards will forfeit. In 2017, the Named Executive Officer's performance-based grant paid out at the maximum so the number of shares shown in this column also shows payout at maximum levels.

(4)
Disclosure regarding Messrs. Hutchinson, Micheletti and Troup, is being provided in part to fulfill the disclosure obligations of our affiliate, Westmoreland Resource Partners, LP. Mr. Hutchinson's award shown in the table was made pursuant to the Director Compensation plan discussed below. Mr. Troup resigned from his position as Chief Accounting Officer effective as of April 20, 2018.

(5)	Messrs. Paprzycki and Schadan resigned in 2017 forfeiting all 2017 awards, but vest in 2015 and 2016 awards as governed by the terms of such award agreements.
(6)
Each of Messrs. Kohn and Micheletti, and Ms. Grafton, executed voluntary terminations of all of their respective outstanding restricted stock grants, both time-based and performance-based, and stock options on March 31, 2018.

Options Exercised and Stock Vested in 2017(1)

Name	Shares Acquired on Vesting(#)	Value Realized on Vesting($)(2)
Michael G. Hutchinson	9,000	$70,020
Jennifer S. Grafton	4,724	$65,475
Joseph Micheletti	6,077	$84,227
Gary A. Kohn	643	$8,912
Nathan M. Troup(3)	1,557	$21,580
Kevin A. Paprzycki	11,757	$162,952
John A. Schadan	8,366	$115,953
_____________________

(1)	No Named Executive Officers exercised any Company stock options during fiscal year 2017.
(2)
The market value of the awards was determined by multiplying the number of shares by the actual vesting date market value on April 13, 2017, which was $13.86; except for Mr. Hutchinson who acquired his shares on May 17, 2017, when the market price of Westmoreland common stock was $7.78.

(3)
Disclosure regarding Messrs. Hutchinson, Micheletti and Troup is being provided in part to fulfill the disclosure obligations of our affiliate, Westmoreland Resource Partners, LP. Mr. Troup resigned from his position as Chief Accounting Officer effective as of April 20, 2018.

2017 Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit as of December 31, 2017 ($)(1)	Payments During Last Fiscal Year ($)
Kevin A. Paprzycki	Westmoreland Retirement Plan (WCC)	3.0	70,552	—
Joseph E. Micheletti	Westmoreland Retirement Plan (WECO)	10.0	296,455	—
Jennifer S. Grafton	Westmoreland Retirement Plan (WCC)	0.5	3,193	—
_____________________

(1)
Pension economic assumptions are consistent with our SFAS 87 financial reporting for fiscal year 2017. Demographic assumptions are also consistent with our pension financial reporting, with the exception that per SEC guidance, pre-retirement decrements are not used. A discount rate of 3.50% was used for 2017.

Effective July 1, 2009, the Board froze all structures of our pension plan for non-union employees, including our Named Executive Officers, resulting in no future benefits accruing under these plans. Prior to July 2009, each of the Named Executive Officers listed above participated in one of the same defined benefit pension plan structures offered to other non-union employees. As such, our other Named Executive Officers have no pension benefits with the Company. Eligible employees become fully vested after five years of vested service. The Company's pension plan structure provides for normal retirement at 65. Early retirement benefits are available at age 55 with 10 years of service, however at reduced benefits. The executive may choose optional forms of benefit, all reduced to be actuarially equivalent to the single life annuity benefit. The optional forms available are 50%, 66 2/3% and 100% joint and survivor options, a 10-year certain and life option, and a single life annuity.

2017 Pension Benefits Upon Retirement, Termination, Disability or Death

Messrs. Paprzycki and Micheletti, and Ms. Grafton are vested in the pension plan and entitled to an annual lifetime benefit payable upon voluntary or involuntary termination or death (paid for the life of the spouse). Benefits shown assume that the event entitling the individual to benefits occurred on December 31, 2017.

The benefits for Mr. Paprzycki are first payable on September 1, 2035. Mr. Paprzycki is not currently eligible for early retirement benefits.

Name	Type of Termination	Plan	Benefit Amount	Form of Payment	Time or Period of Payment
Kevin A. Paprzycki	Termination	Pension Plan	$732	Monthly Annuity	Life
	Death	Pension Plan	$559	Monthly Annuity	Life of Spouse

The benefits for Mr. Micheletti are payable immediately. The death benefit payable to his spouse is payable immediately.

Name	Type of Termination	Plan	Benefit Amount	Form of Payment	Time or Period of Payment
Joseph E. Micheletti	Termination	Pension Plan	$1,003	Monthly Annuity	Life
	Death	Pension Plan	$483	Monthly Annuity	Life of Spouse
The benefits for Ms. Grafton are first payable on April 1, 2041. Ms. Grafton is not currently eligible for early retirement benefits.

Name	Type of Termination	Plan	Benefit Amount	Form of Payment	Time or Period of Payment
Jennifer S. Grafton	Termination	Pension Plan	$37	Monthly Annuity	Life
	Death	Pension Plan	$31	Monthly Annuity	Life of Spouse

Potential Payments upon Termination or Change in Control

Our executive officers are entitled to the retirement benefits described in the preceding compensation tables and those that participate in the Company's ESP also have certain rights to which they are entitled in the event that they are terminated without cause or the executive officer terminates his or her employment for good reason, as such terms are defined under the ESP. In such scenarios, severance payments would consist of two times base pay and payment of two times their target AIP payout in equal monthly installments over two years, as well as an immediate vesting of all equity awards not yet vested. In order to receive severance benefits pursuant to the ESP, our executive officers are required to executive participation agreements that include typical confidentiality provisions and one-year non-competition and non-solicitation terms. In addition, our AIP provides that program participants are only entitled to payment of incentive payouts if they are employed on the date of payment, which typically occurs in March of the following year, although this requirement is deemed fulfilled upon death or disability, or may be governed by the ESP. Mr. Hutchinson does not participate in the ESP. During 2017, Messrs. Paprzycki and Schadan resigned from their positions as Chief Executive Officer and Chief Operating Officer, respectively, and each former officers' separation is governed by his respective separation and severance agreement with the Company. Mr. Troup resigned from his position as Chief Accounting Officer as of April 20, 2018, and thus did not receive termination benefits because his termination was voluntary.

The following tables represent full walk-away amounts for certain of our Named Executive Officers upon the occurrence of certain events, assuming in each case that the event in question occurred as of December 29, 2017. On March 31, 2018, Messrs. Kohn and Micheletti, and Ms. Grafton, each executed voluntary terminations of each of their respective time-based restricted stock awards, performance-based restricted stock awards and stock options then outstanding. The following tables do not include amounts payable upon termination for pension benefits, as those benefits are described above in the “2017 Pension Benefits” tables.

Name	Type of Compensation	Termination for Cause/ Voluntary Termination	Involuntary Not for Cause(3)	Termination upon Change-in-Control	Retirement	Death or Disability(4)
Michael G. Hutchinson(5)	Salary and/or AIP payout	$—	$—	$—	$—	$—
	Vested Equity(1)(2)	$—	$13,732	$13,732	$—	$13,732
	TOTAL	$—	$13,732	$13,732	$—	$13,732

Name	Type of Compensation	Termination for Cause/ Voluntary Termination	Involuntary Not for Cause(3)	Termination upon Change-in-Control	Retirement	Death or Disability(4)
Jennifer S. Grafton	Salary and/or AIP payout	$—	$1,184,000	$1,184,000	$—	$—
	Vested Equity(1)(2)	$—	$85,006	$85,006	$—	$85,006
	TOTAL	$—	$1,269,006	$1,269,006	$—	$85,006

Name	Type of Compensation	Termination for Cause/ Voluntary Termination	Involuntary Not for Cause(3)	Termination upon Change-in-Control	Retirement	Death or Disability(4)
Joseph E. Micheletti	Salary and/or AIP payout	$—	$1,152,000	$1,152,000	$—	$—
	Vested Equity(1)(2)	$—	$52,625	$52,625	$—	$52,625
	TOTAL	$—	$1,204,625	$1,204,625	$—	$52,625

Name	Type of Compensation	Termination for Cause/ Voluntary Termination	Involuntary Not for Cause(3)	Termination upon Change-in-Control	Retirement	Death or Disability(4)
Gary A. Kohn	Salary and/or AIP payout	$—	$1,080,000	$1,080,000	$—
	Vested Equity(1)(2)	$—	$25,662	$25,362	$—	$25,362
	TOTAL	$—	$1,105,662	$1,105,362	$—	$25,362

(1)
As of December 29, 2017, no Named Executive Officers held unvested options or SARs with intrinsic value. The intrinsic value of the accelerated options or SARs are determined by multiplying the number of securities held by the difference between the security's exercise price and $1.21, the closing stock price on December 31, 2017.

(2)
We have awarded time-based long-term equity awards to the Named Executive Officers in the form of restricted stock units with grant dates of June 23, 2017, May 18, 2016, and April 1, 2015, each vesting in thirds annually on April 1st. Additionally, we have awarded time-based Cash Unit awards on June 23, 2017, and May 18, 2016, that vest in thirds annually on April 1st. Pursuant to the time-based restricted stock unit and time-based Cash Unit award agreements, all units automatically vest immediately prior to death, disability or qualified retirement of the recipient. No Named Executive Officer met the qualifications for a “qualified retirement” as of December 29, 2017. Messrs. Kohn and Micheletti, and Ms. Grafton, voluntarily terminated each of their respective outstanding time-based long-term restricted stock unit awards on March 31, 2018.

(3)
The Company implemented the ESP in November of 2017. Messrs. Kohn and Micheletti, and Ms. Grafton are participants in the ESP, while Mr. Hutchinson, in his interim position, is not. The ESP provides that upon termination after a change in control (a double trigger mechanism), or involuntary termination without cause, the participant is owed two times base salary and two times annual target AIP cash bonus. Participation in the ESP does not affect unvested equity, which in each case is governed by the terms of such equity award agreement.

(4)
The performance-based restricted stock units and performance-based cash awards are earned on a pro-rata basis based on the date of death or disability. For valuation purposes, we assume the triggering event (death) occurred on December 29, 2017, resulting in the recipient earning a full share of the recipient's 2015 performance-based award, two-thirds of the recipient's 2016 performance-based award and one-third of the recipient's 2017 performance based award. The recipient's earned pro-rata share will not vest until the normal vesting date for the award, occurring on April 1st of the third anniversary of the grant date, and the final determination of the amount of the award contingent on the final performance determination of the performance metric. Here, the pro-rata shares are assumed to have paid out based on a 100% achievement of the performance metric. The payments of the performance-based awards, however, are still completely contingent on the performance metric being met over the applicable three-year period, and payouts can range from 0% for failure to meet the threshold of the performance metric to 150% for meeting the maximum of the performance metric. Messrs. Kohn and Micheletti, and Ms. Grafton, voluntarily terminated each of their respective outstanding performance-based long-term restricted stock unit awards on March 31, 2018.

(5)
As of December 29, 2017, Mr. Hutchinson has one outstanding equity grant pursuant to his service as a Company director. He assumed the Interim Chief Executive Officer position on November 27, 2017, and was not awarded any additional equity.

DIRECTOR COMPENSATION

The Board's goal in designing director compensation is to provide a competitive package that will enable it to attract and retain highly skilled individuals with relevant experience and that reflects the time and talent required to serve on the Board. Compensation for our non-employee directors is reviewed by the Compensation and Benefits Committee with the assistance of Pay Governance. The table below reflects the total director compensation for 2017.

2017 Non-Employee Director Compensation

Name	Fees Earned Or Paid In Cash($)	Grant Date Fair Value of Stock Awards($)(1)	Total Compensation ($)
Terry J. Bachynski	120,082	52,546	172,628
Robert C. Flexon	111,097	52,546	163,643
Gail E. Hamilton	99,500	52,546	152,046
Michael G. Hutchinson	102,106	52,546	154,652
Craig R. Mackus	102,500	52,546	155,046
Jan B. Packwood	130,000	52,546	182,546
Robert C. Scharp	114,760	52,546	167,306
Jeffrey S. Stein(2)	95,736	52,546	148,282
Robert A. Tinstman	100,789	52,546	153,335

(1)
Non-employee director stock grants in 2017 were calculated using an assumed stock price of $7.93 per share, when the actual stock price on the grant date was $4.63. Directors elected to the Board in May 2017 received 11,349 shares, all of which were outstanding at year end. The directors' restricted stock units vest on May 16, 2018.

(2)	Mr. Stein was also paid as a consultant as more thoroughly described in Item 13 - Related Party Transactions.

Director Compensation Structure

In 2016, the Board adopted a Board and committee membership retainer structure in lieu of paying director's meeting fees. We believe this approach reduces administrative burden and ensures appropriate deliberation without regard for additional cost. All non-employee directors' cash compensation now consists of an annual cash retainer, in addition to the other applicable retainers described below that they may be entitled for service as the Board Chair, Chair of a committee, or for serving as a member of a committee. During 2017, no director had a separate compensation arrangement for his or her services to the Board; however, during 2017, Mr. Stein entered into a consulting agreement with the Company to act as Chief Investment Officer and Mr. Hutchinson was appointed Interim Chief Executive Officer, each arrangement is described in Item 13 - Related Party Transactions.

2017 Board Compensation Structure

Type of Compensation	Amount
Annual Cash Retainer	$75,000
Annual Stock Award Retainer (restricted stock units with one-year vest)	$90,000 stock equivalent

Additional Board and Committee Retainers:

Type of Compensation	Amount
Annual Chairman of the Board Premium	$55,000
Annual Retainer for Committee Chair:
Audit Committee	$20,500
Compensation and Benefits Committee	$19,500
Nominating and Corporate Governance Committee	$12,500
Finance Committee	$12,500
Environmental, Health and Safety Committee	$10,500
Operations Committee	$12,500
Annual Retainer for Serving on a Committee:
Audit Committee	$15,500
Compensation and Benefits Committee	$12,000
Nominating and Corporate Governance Committee	$9,500
Finance Committee	$9,500
Environmental, Health and Safety Committee	$7,500
Operations Committee	$9,500

Non-Employee Director Stock Ownership Guidelines

Non-employee directors are expected to own a threshold amount of Westmoreland equity. Each non-employee director is required to hold Westmoreland common stock with an aggregate value of at least three times his or her Annual Cash Retainer. The directors have a five-year window to comply with these guidelines. As of the end of 2017, each of Messrs. Packwood and Scharp, and Ms. Hamilton, met the director stock ownership guidelines; and Mr. Hutchinson did not meet the director stock ownership guidelines.

Compensation and Benefits Committee Interlocks and Insider Participation

During 2017, each of Messrs. Mackus, Scharp and Tinstman, and Ms. Hamilton served on our Compensation and Benefits Committee. None of these directors was a current or former officer or employee of the Company, and none had any related party transaction involving the Company that is required to be disclosed under Item 404 of Regulation S-K. During 2017, none of our executive officers served on the board of directors of any entity that had one or more executive officers serving on our Board.

Compensation and Benefits Committee Report

The Compensation and Benefits Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation and Benefits Committee recommended to the Board that the Compensation Discussion and Analysis, provided herein, be included in this Form 10-K/A for the fiscal year ended December 31, 2017.

Robert C. Scharp, Chair
Gail E. Hamilton
Craig R. Mackus
Robert A. Tinstman

Chief Executive Officer Pay Ratio Disclosure

The pay ratio information is provided pursuant to the SEC’s guidance under Item 402(u) of Regulation S-K ("Pay Ratio Rule"). We note that, due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this pay ratio disclosure is a reasonable estimate calculated in a manner consistent with the Pay Ratio Rule using the data and assumptions described below. The pay ratio below was not used to make management decisions and the Board does not use this pay ratio to determine executive compensation adjustments.

Methodology to Determine Median Employee

To determine the median employee, we evaluated our 1,708 U.S. and 1,162 Canadian employees (other than our Chief Executive Officer) as of December 31, 2017, as we believe this date best reflects our employee population. Our Canadian employees’ salaries were converted to U.S. dollars based on the Bank of Canada full year currency conversion rate of 0.7752. The median employee was selected using a total cash compensation approach, consisting of base salary, overtime and target short-term incentive levels for the period beginning on January 1, 2017 and ending on December 31, 2017, and salaries were annualized for permanent employees who were not employed for all of 2017 as permitted by the applicable rules. No cost of living adjustments were made.

Median Employee to CEO Pay Ratio

After identifying the median employee, we calculated annual total compensation for that employee using the same methodology as for our NEOs as described in the 2017 Summary Compensation Table within this Form 10-K/A. The following table shows the compensation details for the combination of our former Chief Executive Officer, who held the position through November 27, 2017, and our Interim Chief Executive Officer, who held the position from November 27, 2017 through the end of the year (adding the two amounts reported under the 2017 Summary Compensation Table above) and our median employee:

Individual	Compensation
Chief Executive Officer	$1,534,154
Median Employee	$71,486
Pay Ratio	21.7:1

Additionally, the ratio of our former Chief Executive Officer to the median employee of those employees who work exclusively for mines owned by our affiliate Westmoreland Resource Partners, LP, using the same methods described above is 20.7:1, after determining the median employee compensation to be $73,936.77.

ITEM 12	— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP OF SECURITIES

The following table sets forth information, as of April 23, 2018 (the "Table Date"), concerning beneficial ownership by: holders of more than 5% of any class of our voting securities; directors; each of our Named Executive Officers listed in the Summary Compensation Table; and all directors and executive officers as a group. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted. The number of shares beneficially owned by each entity or individual is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting power or investment power and also any shares that the entity or individual has the right to acquire within 60 days of the Table Date through the exercise of any stock options, the vesting of restricted stock or upon the exercise or conversion of other rights. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares set forth in the table. The percentage calculations set forth in the table are based on 18,781,619 shares of common stock outstanding on the Table Date.

Name of Beneficial Owner	Common Stock	% of Common
Greater than 5% Equity Holders
BlackRock Inc.(1)	1,205,395	6.42%
Named Executive Officers, Directors and Director Nominees
Terry J. Bachynski(2)	25,286	*
Robert C. Flexon(2)	20,349	*
Gail E. Hamilton(2)	45,849	*
Craig R. Mackus(2)	30,593	*
Jan B. Packwood(2)	45,849	*
Robert C. Scharp(2)	45,849	*
Jeffrey S. Stein(2)	18,278	*
Robert A. Tinstman(2)	20,349	*
Michael G. Hutchinson(2)	34,482	*
Gary A. Kohn	643	*
Joseph E. Micheletti(3)	33,204	*
Jennifer S. Grafton	28,626	*
Kevin A. Paprzycki(4)	59,969	*
John A. Schadan(4)	18,250	*
Nathan M. Troup(4)	6,526	*
Directors and Executive Officers as a Group (13 persons)(5)	349,357	1.85%
____________________

* Percentages of less than 1% are indicated by an asterisk
(1)
Based solely on the review of a Schedule 13G/A filed on January 23, 2018, BlackRock Inc., a parent holding company of certain institutional investment managers registered under the Exchange Act and certain other entities, beneficially owns 1,205,395 shares with sole dispositive power, and has sole voting power to 1,192,980 of those shares. The principal business address of BlackRock Inc. is 55 East 52nd street, New York, New York 10055.

(2)
For each director, includes 11,349 shares of restricted stock held by such director pursuant to grants made on June 23, 2017, which pursuant to the terms of the grant will vest in one tranche on May 16, 2018.

(3)	Includes 26,812 shares of common stock held by Mr. Micheletti and 6,392 shares of common stock held by Prudential Retirement, as trustee of Westmoreland’s 401(k) plan.
(4)
Messrs. Paprzycki and Schadan are the former Chief Executive Officer and Chief Operating Officer of the Company; respectively, and although they were not serving as executive officers at the end of the year, disclosure is provided pursuant to Regulation S-K Item 402(a)(3)(i) and Regulation S-K Item 402(a)(3)(iv), respectively. Mr. Troup left the Company April, 20, 2018. These share amounts are based on latest available public filings of such individuals.

(5)	Excludes Messrs. Paprzycki, Schadan and Troup, who were not employed by the Company on December 31, 2017. See footnote 4.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2017, we had stock options and stock appreciation rights (“SARs”) outstanding from only our 2007 Equity Incentive Plan. We no longer have any outstanding awards under an equity plan that was not approved by stockholders. All new equity issuances, whether to directors or officers, are made out of our stockholder-approved 2007 Equity Incentive Plan or our 2014 Equity Incentive Plan, each as amended. No further issuances may be made out of the 2007 Equity Incentive Plan after August 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity plans approved by stock holders	5,000(1)	$21.40	452,200
Equity plans not approved by stock holders	—	—	—
Total	5,000	$21.40	452,200(2)
____________________

(1)
The closing price of a share of our common stock as reported on Nasdaq as of December 31, 2017 was $1.21. On December 31, 2017, there were 5,000 stock options outstanding from equity plans approved by security holders at a price of $21.40.

(2)
The number of securities remaining available for future issuance is as of December 31, 2017, and reflects the reservation of shares for prior employee and director grants upon the completion of certain time-based and performance-based vesting restrictions related to restricted stock units issued on April 1, 2015; May 19, 2015; May 17, 2016; May 18, 2016; and June 23, 2017.

ITEM 13	— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures for Related Person Transactions

Our Board has adopted written policies and procedures for the review of any transaction, arrangement, or relationship in which the Company is a participant and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a related person, has a direct or indirect material interest.

If a related person proposes to enter into a related person transaction, the related person must report the proposed related person transaction to our general counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our Audit Committee. Whenever practicable, the reporting, review, and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Audit Committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the Chairman of the Audit Committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the Audit Committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

The Board has determined that certain transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of the policy, such as compensation to an executive officer if the compensation has been approved, or recommended to the Board for approval by the Compensation and Benefits Committee or an arrangement that is specifically contemplated by provisions of our certificate of incorporation or bylaws, such as the exculpation, indemnification, and directors' and officers' insurance arrangements contemplated by the certificate of incorporation and bylaws.

Reportable Related Party Transactions

On August 16, 2017, the Company and Mr. Jeffrey S. Stein, a member of our Board, entered into a consulting agreement by which he has acted as the Company's Chief Investment Officer and helped guide the Company through its capital restructuring process. Pursuant to the agreement, Mr. Stein receives $75,000 each month for his consulting services and received a total of $300,000 in fiscal year 2017 for services through December. In 2018, Mr. Stein's consulting agreement has continued and totaled $300,000 for the months of January through April.

Director Independence

The Company’s standards for determining director independence require the assessment of our directors’ independence each year and periodically as circumstances change. A director cannot be considered independent unless the Board affirmatively determines that such director does not have any material relationship with the Company, including any of the relationships that would disqualify the director from being independent under the rules of the Nasdaq. The Board assesses the independence of each non-employee director and each non-employee nominee for director under the Company’s guidelines and the independence standards of the Nasdaq and has determined that Messrs. Bachynski, Packwood, Scharp, Mackus, Flexon, Tinstman and Ms. Hamilton are independent. As a result of his current position as Interim Chief Executive Officer, Mr. Hutchinson is not considered an independent director. Additionally, due to the consulting arrangement whereby Mr. Stein is acting as the Company’s Chief Investment Officer, Mr. Stein is not considered an independent director.

All members of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are considered independent, thus satisfying Nasdaq listing standards.

ITEM 14	— PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Auditor's Fees

The following table summarizes the fees of Ernst & Young LLP for fiscal years 2016 and 2017.

Fee Category	2017	2016
Audit Fees(1)	$2,763,093	$3,011,421
Audit Related Fees(2)	$105,321	$81,685
Tax Fees(3)	$—	$10,500
All Other Fees(4)	$2,087	$—
Total Fees	$2,870,501	$3,103,606

(1)
Audit Fees consist of fees for the audit of our financial statements, including fees related to the audit of our internal controls over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings.

(2)
In 2016 and 2017, these fees were predominantly related to procedures surrounding the audit of our activated carbon joint venture, certain consents to registration statements and production of Canadian special reports.

(3)	Tax services related to review of the Company's Section 168(k)(4) bonus depreciation election.
(4)	Consists of charges for use of Ernst & Young LLP's client portal.

Pre-Approval Policy and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our registered public accounting firm. This policy generally provides that we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures. From time-to-time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our registered public accounting firm between meetings up to a certain threshold. Any approval of services by the Chairman of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee. All fees paid to Ernst & Young in 2016 and 2017 were pre-approved by the Audit Committee.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

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

2.1	Contribution Agreement, dated June 1, 2015, by and between Westmoreland Coal Company and Westmoreland Resource Partners, LP	8-K	001-11155	2.1	6/2/2015
2.2	Amended and Restated Contribution Agreement, dated July 31, 2015, by and between Westmoreland Resource Partners, LP and Westmoreland Coal Company	8-K	001-11155	2.1	8/4/2015
2.3	Stock Purchase Agreement, dated as of July 1, 2015, between BHP Billiton New Mexico Coal, Inc., and Westmoreland Coal Company	10-Q	001-11155	2.2	11/5/2015
2.4	Purchase and Sale Agreement dated August 2, 2017, by and between Westmoreland Partners and ROVA Venture, LLC	10-Q	001-11155	2.1	10/31/2017
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-11155	3.1	7/31/2015
3.2	Amended and Restated Bylaws	8-K	001-11155	3.1	2/25/2015
3.3	Amendment Number One to the Amended and Restated Bylaws of Westmoreland Coal Company	8-K	001-11155	3.1	5/18/2016
4.1**	Certificate of Designation of Series A Convertible Exchangeable Preferred Stock	10-K	001-11155	3(a)	3/15/1993
4.2	Certificate of Designations of Series A Participating Preferred Stock of Westmoreland Coal Company	10-Q	001-11155	3.2	10/31/2017
4.3**	Common Stock certificate	S-2	33-1950	4(c)	12/4/1985
4.4**	Preferred Stock certificate	S-2	33-47872	4.6	5/13/1992
4.5	Indenture, dated as of 12/16/2014, by and among Westmoreland Coal Company, the guarantors named therein, and U.S. Bank National Association, as trustee and notes collateral agent	8-K	001-11155	4.1	12/22/2014
4.6	Form of 8.75% Senior Notes due 2022	8-K	001-11144	4.2	12/22/2014
4.7	Rights Agreement, dated as of September 5, 2017, by and between Westmoreland Coal Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent	8-K	001-11155	4.1	9/5/2017
10.1*	Annual Incentive Plan (AIP)	10-Q	001-11155	10.1	8/10/2009
10.2*	Amended and Restated Annual Incentive Plan (AIP)	10-K	001-11155	10.02	4/2/2018
10.3*	Amended and Restated 2007 Equity Incentive Plan for Employees and Non-Employee Directors	10-Q	001-11155	10.1	11/5/2010

10.4*	Westmoreland Coal Company 2014 Equity Incentive Plan	S-8	333-211446	10.1	5/18/2016
10.5*	First Amendment to the Westmoreland Coal Company 2014 Equity Incentive Plan	S-8	333-211446	10.2	5/18/2016
10.6*	Westmoreland Coal Company Amended and Restated 2016 Equity Incentive Plan	S-8	333-218079	10.1	5/18/2017
10.7*	2017 Executive Severance Plan	8-K	001-11155	10.1	12/1/2017
10.8*	Form of NQSO Agreement for persons other than directors	10-Q	001-11155	10.3	5/9/2008
10.9*	Form of 2014 Equity Plan Time-Based Awards for Employees	10-Q	001-11155	10.2	7/31/2014
10.10*	Form of 2014 Equity Plan Performance-Based Awards for Employees	10-Q	001-11155	10.3	7/31/2014
10.11*	Form of 2015 Time Vested Restricted Stock Unit Agreement	10-Q	001-11155	10.1	4/28/2015
10.12*	Form of Amendment No. 1 to Westmoreland Coal Company Time Vested Restricted Stock Unit Agreement 2015	10-Q	001-11155	10.4	8/4/2017
10.13*	Form of 2015 Performance Vested Restricted Stock Unit Agreement	10-Q	001-11155	10.2	4/28/2015
10.14*	Form of Amendment No. 1 to Westmoreland Coal Company Performance Vested Restricted Stock Unit Agreement 2015	10-Q	001-11155	10.3	8/4/2017
10.15*	Form of 2016 Time Vested Cash Unit Agreement	10-Q	001-11155	10.2	8/2/2016
10.16*	Form of 2016 Performance Vested Restricted Stock Unit Agreement	10-Q	001-11155	10.3	8/2/2016
10.17*	Form of Amendment No. 1 to Westmoreland Coal Company Performance Vested Restricted Stock Unit Agreement 2016	10-Q	001-11155	10.5	8/4/2017
10.18*	Form of 2016 Time Vested Restricted Stock Unit Agreement	10-Q	001-11155	10.4	8/2/2016
10.19*	Form of Amendment No. 1 to Westmoreland Coal Company Time Vested Restricted Stock Unit Agreement 2015	10-Q	001-11155	10.6	8/4/2017
10.20*	Form of 2016 Time Vested Restricted Stock Unit Agreement for Directors	10-Q	001-11155	10.5	8/2/2016
10.21*	Form of Westmoreland Coal Company Performance Vested Restricted Stock Unit Agreement 2017	10-Q	001-11155	10.7	8/4/2017
10.22*	Form of Westmoreland Coal Company Time Vested Restricted Stock Unit Agreement 2017	10-Q	001-11155	10.8	8/4/2017
10.23*	Form of Westmoreland Coal Company Time Vested Cash Unit Agreement 2017	10-Q	001-11155	10.9	8/4/2017
10.24*	Form of Westmoreland Coal Company Director Time Vested Restricted Stock Unit Agreement 2017	10-Q	001-11155	10.10	8/4/2017
10.25**	Amended Coal Mining Lease between Westmoreland Resources, Inc. (WRI) and Crow Tribe dated 11/26/1974, as amended in 1982	10-Q	0-752	10(a)	5/15/1992
10.26	Amendment to Amended Coal Mining Lease between the Crow Tribe and WRI dated 12/02/1994	10-K	001-11155	10.16	3/13/2009

10.27	Exploration and Option to Lease Agreement between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.2	5/8/2009
10.28	Crow Tribal Lands Coal Lease between the Crow Tribe and WRI dated 2/13/2004	10-K/A	001-11155	10.5	5/8/2009
10.29	Master Agreement dated 1/04/1999, between Westmoreland Coal Company and the UMWA	8-K	001-11155	99.2	2/4/1999
10.30	Tract 1 Lease dated 3/25/2013 between The Crow Tribe of Indians and Westmoreland Resources, Inc.	8-K	001-11155	10.1	3/27/2013
10.31	Consolidated Power Purchase and Operating Agreement dated 12/23/2013 for Roanoke Valley Units 1 and 2 by and between Westmoreland Partners and Virginia Electric and Power Company	10-K	001-11155	10.40	2/28/2014
10.32	Arrangement Agreement, dated as of 12/24/2013, by and among Westmoreland Coal Company, Sherritt International Corporation, Altius Minerals Corporation and other parties named therein	8-K	001-11155	99.5	1/23/2014
10.33	Purchase Agreement, dated as of 1/29/2014, by and among Westmoreland Escrow Corporation, BMO Capital Markets Corp. and Deutsche Bank Securities Inc.	8-K	001-11155	10.1	2/4/2014
10.34	Amending Agreement, dated as of 4/27/2014, by and among Westmoreland Coal Company, Sherritt International Corporation, Altius Minerals Corporation and other parties named therein	8-K	001-11155	10.1	5/2/2014
10.35	Registration Rights Agreement, dated as of 4/28/2014, by and among Westmoreland Coal Company, Westmoreland Partners, the guarantors party thereto and BMO Capital Markets Corp. and Deutsche Bank Securities Inc.	8-K	001-11155	10.4	5/2/2014
10.36	Contribution Agreement, dated as of 10/16/2014, by and between Westmoreland Coal Company and Oxford Resource Partners, L.P.	10-Q	001-11155	10.6	10/28/2014
10.37	Purchase Agreement, dated as of 10/16/2014, by and among AIM Oxford Holdings, LLC, C&T Coal, Inc., Jeffrey M. Gutman, Daniel M. Maher, and the Warrantholders named therein, as sellers, and Westmoreland Coal Company, as buyer	10-Q	001-11155	10.7	10/28/2014
10.38	Credit Agreement, dated as of 12/16/2014, by and among Westmoreland Coal Company, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent	8-K	001-11155	4.3	12/22/2014
10.39	First Amendment to Credit Agreement, dated as of 1/22/2015, by and among Westmoreland Coal Company, the guarantors named therein, the lenders party thereto and Bank of Montreal, as administrative agent	8-K	001-11155	10.1	1/28/2015

10.40	Second Amendment to Credit Agreement, dated as of 1/22/2015, by and among Westmoreland Coal Company, the guarantors named therein, the lenders party thereto and Bank of Montreal, as administrative agent	8-K	001-11155	10.2	1/28/2015
10.41*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Keith Alessi	10-Q	001-11155	10.3	4/28/2015
10.42*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Kevin Paprzycki	10-Q	001-11155	10.4	4/28/2015
10.43*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Jennifer Grafton	10-Q	001-11155	10.5	4/28/2015
10.44*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and Joseph Micheletti	10-Q	001-11155	10.6	4/28/2015
10.45*	Change in Control Severance Agreement, dated February 25, 2015, by and between Westmoreland Coal Company and John Schadan	10-Q	001-11155	10.7	4/28/2015
10.46*	Change in Control Severance Agreement, dated December 10, 2015, by and between Westmoreland Coal Company and Jason Veenstra	10-K	001-11155	10.47	3/14/2016
10.47*	Change in Control Severance Agreement, dated March 14, 2017, by and between Westmoreland Coal Company and Gary A. Kohn	10-K	001-11155	10.44	3/29/2017
10.48	Second Amended and Restated Loan and Security Agreement, dated as of 12/16/2014, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	8-K	001-11155	4.4	12/22/2014
10.49	Joinder and First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 26, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, The PrivateBank and Trust Company, as administrative agent, and the lenders party thereto	10-K	001-11155	10.37	3/14/2016
10.50	Consent and Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 29, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	10-Q	001-11155	10.1	7/31/2015

10.51	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 31, 2015, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	10-K	001-11155	10.39	3/14/2016
10.52	Consent and Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of January 29, 2016, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	10-K	001-11155	10.52	4/2/2018
10.53	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 3, 2016, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	8-K	001-11155	10.1	5/9/2016
10.54	Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of June 29, 2016, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	8-K	001-11155	10.1	6/29/2016
10.55	Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of September 30 2016, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	8-K	001-11155	10.1	10/6/2016
10.56	Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of October 12, 2016, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	8-K	001-11155	10.1	10/13/2016
10.57	Consent and Ninth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 13, 2017, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	10-K	001-11155	10.49	3/29/2017

10.58	Tenth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 9, 2017, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	8-K	001-11155	10.1	5/15/2017
10.59	Eleventh Amendment to Second Amended and Restated Loan and Security Agreement, dated as of July 31, 2017, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	10-K	001-11155	10.59	4/2/2018
10.60	Twelfth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of October 30, 2017, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	10-K	001-11155	10.60	4/2/2018
10.61	Consent, Joinder and Thirteenth Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 30, 2018, by and among Westmoreland Coal Company, certain of its subsidiaries, Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, and the lenders party thereto	10-K	001-11155	10.61	4/2/2018
10.62	Unit Exchange Agreement, dated as of October 28, 2016, by and between Westmoreland Resource Partners, LP, and Westmoreland Coal Company	10-Q	001-11155	10.3	11/1/2016
10.63	Amended and Restated Substitute Energy Purchase Agreement, dated as of September 25, 2016, by and between Westmoreland Partners and Virginia Electric and Power Company	10-Q	001-11155	10.1	10/31/2017
10.64	Assignment and Assumption Agreement dated September 29, 2017, by and among Westmoreland Partners, Westmoreland Energy, LLC, BP Energy Company and Virginia Electric and Power Company	10-Q	001-11155	10.2	10/31/2017
10.65*	Severance Agreement, by and between John Schadan and Westmoreland Coal Company dated October 19, 2017	10-K	001-11155	10.65	4/2/2018
10.66*	Severance Agreement, by and between Kevin Paprzycki and Westmoreland Coal Company dated November 27, 2018	10-K	001-11155	10.66	4/2/2018
21.1	Subsidiaries of Westmoreland Coal Company	10-K	001-11155	21.1	4/2/2018
23.1	Consent of Ernst & Young LLP	10-K	001-11155	23.1	4/2/2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	10-K	001-11155	31.1	4/2/2018

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	10-K	001-11155	31.2	4/2/2018
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350	10-K	001-11155	32	4/2/2018
95.1	Mine Safety Disclosure	10-K	001-11155	95.1	4/2/2018
101.INS	XBRL Instance Document	10-K	001-11155	101.INS	4/2/2018
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-11155	101.SCH	4/2/2018
101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-K	001-11155	101.CAL	4/2/2018
101.LAB	XBRL Taxonomy Label Linkbase Document	10-K	001-11155	101.LAB	4/2/2018
101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-K	001-11155	101.PRE	4/2/2018
101.DEF	XBRL Taxonomy Definition Document	10-K	001-11155	101.DEF	4/2/2018

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	April 30, 2018	Signature: /s/ Michael G. Hutchinson
Name: Michael G. Hutchinson
Title: Interim Chief Executive Officer (A Duly Authorized Officer)