Form 10-Q
period 2018-03-31
WESTMORELAND COAL Co
filed 2018-05-04
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2018: 18,781,619 shares of common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$78,794	$103,247
Receivables:
Trade	95,366	89,311
Other	13,455	17,697
Total receivables	108,821	107,008
Inventories	122,620	106,795
Unbilled revenues	58,115	63,874
Other current assets	17,217	11,517
Total current assets	385,567	392,441
Land, mineral rights, property, plant and equipment	1,658,312	1,665,740
Less accumulated depreciation, depletion and amortization	946,132	923,905
Net land, mineral rights, property, plant and equipment	712,180	741,835
Advanced coal royalties	23,467	21,404
Restricted investments, reclamation deposits and bond collateral	199,366	200,194
Unbilled revenues, less current portion	224,015	225,245
Investment in joint venture	26,475	27,763
Other assets	65,726	55,036
Total Assets	$1,636,796	$1,663,918
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$985,352	$983,427
Accounts payable and accrued expenses:
Trade and other accrued liabilities	122,790	121,489
Interest payable	15,359	22,840
Production taxes	47,010	41,688
Postretirement medical benefits	14,734	14,734
Deferred revenue	9,150	3,201
Asset retirement obligations	48,773	48,429
Other current liabilities	14,139	9,401
Total current liabilities	1,257,307	1,245,209
Long-term debt, less current installments	57,663	64,980
Postretirement medical benefits, less current portion	318,223	317,407
Pension and SERP obligations, less current portion	43,357	43,585
Asset retirement obligations, less current portion	420,161	426,038
Other liabilities	29,759	31,477
Total liabilities	2,126,470	2,128,696
Shareholders’ deficit:
Common stock of $0.01 par value: Authorized 30,000,000 shares; Issued and outstanding 18,771,643 shares at March 31, 2018 and December 31, 2017	188	188
Other paid-in capital	252,327	250,494
Accumulated other comprehensive loss	(165,168)	(158,699)
Accumulated deficit	(571,797)	(552,263)
Total shareholders’ deficit	(484,450)	(460,280)
Noncontrolling interests in consolidated subsidiaries	(5,224)	(4,498)
Total deficit	(489,674)	(464,778)
Total Liabilities and Shareholders’ Deficit	$1,636,796	$1,663,918
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Revenues	$295,677	$347,013
Cost, expenses and other:
Cost of sales (exclusive of depreciation, depletion and amortization, shown separately)	225,159	285,021
Depreciation, depletion and amortization	26,035	36,567
Selling and administrative	34,340	28,575
Heritage health benefit expenses	887	993
Loss (gain) on sale/disposal of assets	4	(166)
Derivative gain	—	(2,384)
Income from equity affiliates	(1,175)	(1,520)
	285,250	347,086
Operating income (loss)	10,427	(73)
Other (expense) income:
Interest expense	(30,083)	(29,261)
Interest income	1,043	893
Gain (loss) on foreign exchange	1,311	(467)
Other expense	(3,044)	(1,581)
	(30,773)	(30,416)
Loss before income taxes	(20,346)	(30,489)
Income tax benefit	(35)	(372)
Net loss	(20,311)	(30,117)
Less net loss attributable to noncontrolling interest	(722)	(499)
Net loss applicable to common shareholders	$(19,589)	$(29,618)

Net loss per share applicable to common shareholders:
Basic and diluted	$(1.04)	$(1.59)
Weighted average number of common shares outstanding:
Basic and diluted	18,772	18,572
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net loss	$(20,311)	$(30,117)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains and prior service costs, pension	120	594
Adjustments to accumulated actuarial gains and transition obligations, pension	(193)	136
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	969	964
Tax effect of other comprehensive income	(45)	(958)
Foreign currency translation adjustment (losses) gains	(7,289)	2,103
Unrealized and realized (losses) gains on available-for-sale debt securities	(31)	810
Other comprehensive (loss) income, net of income taxes	(6,469)	3,649
Comprehensive loss	(26,780)	(26,468)
Less: Comprehensive loss attributable to noncontrolling interest	(722)	(499)
Comprehensive loss attributable to common shareholders	$(26,058)	$(25,969)
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(20,311)	$(30,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	26,035	36,567
Accretion of asset retirement obligation	8,650	11,295
Share-based compensation	1,835	1,347
Non-cash interest expense	2,398	2,296
Amortization of deferred financing costs	3,059	2,626
Gain on derivative instruments	—	(2,384)
(Gain) loss on foreign exchange	(1,311)	467
Income from equity affiliates	(1,175)	(1,520)
Distributions from equity affiliates	862	1,671
Deferred income tax benefit	(27)	(371)
Other	584	(1,474)
Changes in operating assets and liabilities:
Receivables	(2,766)	12,250
Inventories	(17,032)	5,156
Accounts payable and accrued expenses	8,494	(21,905)
Interest payable	(7,481)	(7,787)
Deferred revenue	5,974	2,278
Unbilled revenues	6,721	(7,550)
Other assets and liabilities	(13,807)	7,104
Asset retirement obligations	(9,620)	(10,659)
Net cash used in operating activities	(8,918)	(710)
Cash flows from investing activities:
Additions to property, plant and equipment	(6,164)	(7,210)
Proceeds from sales of restricted investments	10,309	9,589
Purchases of restricted investments	(11,454)	(13,431)
Cash payments related to acquisitions and other	—	(3,580)
Proceeds from sales of assets	107	466
Receipts from loan and lease receivables	—	50,488
Other	(305)	(293)
Net cash (used in) provided by investing activities	(7,507)	36,029
Cash flows from financing activities:
Repayments of long-term debt	(10,797)	(22,368)
Borrowings on revolving lines of credit	71,900	123,200
Repayments on revolving lines of credit	(70,861)	(123,200)
Other	—	(178)
Net cash used in financing activities	(9,758)	(22,546)
Effect of exchange rate changes on cash	736	(88)
Net (decrease) increase in cash and cash equivalents, including restricted cash	(25,447)	12,685
Cash and cash equivalents, including restricted cash, beginning of period	152,439	129,615
Cash and cash equivalents, including restricted cash, end of period	$126,992	$142,300
Supplemental disclosures of cash flow information:
Cash paid for interest	$31,967	$31,951
Non-cash transactions:
Accrued purchases of property and equipment	$3,227	$2,969
Capital leases and other financing sources	—	480

Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$78,794	$75,438
Restricted cash in Restricted investments, reclamation deposits and bond collateral	48,198	66,862
	$126,992	$142,300

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company (the "Company" or "WCC"), and its subsidiaries and controlled entities including those of Westmoreland Resource Partners, LP ("WMLP"). All intercompany transactions and accounts have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and require the use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q ("Quarterly Report") is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to current period presentation. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018.
These unaudited quarterly consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K"). There were no changes to our significant accounting policies from those disclosed in the audited consolidated financial statements and notes to the consolidated financial statements thereto contained in our 2017 Form 10-K, except as described below in the section titled "Recently Issued Accounting Pronouncements."
Going Concern, Liquidity and Management’s Plan

We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions and corporate overhead expenses. Our consolidated cash and cash equivalents balance as of March 31, 2018 was $78.8 million. However, this balance includes cash and cash equivalents of $37.5 million and $21.3 million at WMLP and the Westmoreland San Juan Entities, respectively, as of March 31, 2018 that are restricted and unavailable to WCC. The cash and cash equivalents at WMLP and the Westmoreland San Juan Entities is governed as described in Note 6 - Debt and Lines of Credit.

The impacts of declining industry conditions and significant debt service requirements on the Company’s financial position, results of operations, and cash flows gives rise to substantial doubt about our ability to pay our obligations as they come due. In consideration of the substantial amount of long-term debt outstanding, detailed below, and the aforementioned declining industry conditions and covenant defaults which required waivers or amendments to cure, the Company has engaged advisors to assist with the evaluation of strategic alternatives, which may include, but not be limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring or reorganization under Chapter 11 of the Bankruptcy Code. However, there can be no assurances that the Company will be able to successfully restructure its indebtedness, improve its financial position or complete any strategic transactions. As a result of these uncertainties and the likelihood of a restructuring or reorganization, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern.

The WMLP Term Loan matures on December 31, 2018 and WMLP does not currently have liquidity or access to additional capital sufficient to pay off this debt by its maturity date. This condition gives rise to substantial doubt about WMLP’s ability to continue as a going concern for one year after the issuance of their financial statements. Certain covenants in the WMLP Term Loan provide that an audit opinion on WMLP’s stand-alone consolidated financial statements that includes an explanatory paragraph referencing WMLP's conclusion that substantial doubt exists as to WMLP’s ability to continue as a going concern constitutes an event of default. The audit opinion in WMLP’s Annual Report on Form 10-K for the year ended December 31, 2017 ("WMLP's 2017 Form 10-K") contained such an explanatory paragraph.

On March 1, 2018, the WMLP Term Loan lenders waived the event of default arising as a result of such explanatory paragraph being included in the audit opinion in WMLP’s 2017 Form 10-K. This waiver expires on the earlier occurrence of May 15, 2018 or upon the occurrence of any other event of default under the WMLP Term Loan. Unless WMLP obtains further waivers for or otherwise cures this event of default, the lenders could accelerate the maturity date of the WMLP Term Loan after the waiver expires, making it immediately due and payable. This event of default under the WMLP Term Loan would also constitute an event of default under our Term Loan and 8.75% Notes, making them also immediately due and payable. Accordingly, all outstanding principal balances and related debt issuance costs for the WMLP Term Loan, the Term Loan and the 8.75% Notes are presented as current debt on our Consolidated Balance Sheets (unaudited). We do not currently have liquidity or access to additional capital sufficient to pay off this debt.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Our Revolver contains a financial covenant requiring that we maintain certain minimum fixed charge coverage ratios. On March 30, 2018, we executed an amendment to our Revolver with Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as agent and as lender, and East West Bank, as a lender, which amended, among other things, the calculation of Canadian EBITDA as it is used in the fixed charge coverage ratio. The amendment removed certain prior period financial results attributable to the Coal Valley mine from Canadian EBITDA and results in our compliance with the covenant for the three months ended March 31, 2018. Absent this amendment we would have failed to satisfy the financial covenant. The amendment also waived any covenant violation for the year ended December 31, 2017 that solely resulted from the receipt of an opinion from our independent registered public accounting firm that included an explanatory paragraph referencing WCC’s conclusion that substantial doubt exists as to WCC’s ability to continue as a going concern. This amendment was further described in Item 9B - Other Information of our 2017 Form 10-K.

Our San Juan Loan provides that the issuance of parent company (WCC) financial statements which include an audit opinion containing an explanatory paragraph referencing WCC's conclusion that substantial doubt exists as to WCC's ability to continue as a going concern constitutes an event of default thereunder. On March 28, 2018, we executed an extension and waiver agreement with NM Capital Utility Corporation, as lender, which, among other things, waived the requirement that the audit opinion included in our consolidated financial statements for the year ended December 31, 2017 is without such an explanatory paragraph. This waiver expires on the earlier of May 1, 2019 or the occurrence of any event of default not already waived.
As disclosed in our Current Report on Form 8-K filed April 16, 2018, we received a notification of deficiency from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) based on the Company’s failure to pay certain fees required by Listing Rule 5250(f). Nasdaq has informed the Company that as a result of this deficiency, the Company will be delisted unless the Company appeals Nasdaq’s decision. We have not appealed Nasdaq’s decision, resulting in the suspension of trading of our common stock effective April 25, 2018. The Company’s common stock currently trades over-the-counter under the ticker symbol "WLBA."

The accompanying consolidated financial statements (unaudited) are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern, other than the reclassification of certain long-term debt and the related debt issuance costs to current liabilities and current assets, respectively.
Recently Adopted Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost (“new benefit cost standard”), which requires separate presentation of service costs and all other components of net benefit costs in the Consolidated Statements of Operations. Under this ASU, service cost is included in the same line item as other compensation costs arising from services rendered by employees during the period, with all other components of net benefit costs in the Consolidated Statements of Operations (unaudited) outside of Operating income (loss). The amendments in this update require retrospective application. Prior to the adoption of the new benefit cost standard, the service cost portion of net periodic benefit cost from pension and postretirement medical benefit were presented in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) and Selling and administrative while the remaining components of net period benefit cost were included in Selling and administrative and Heritage health benefit expenses.

The Company adopted the new benefit cost standard effective January 1, 2018, at which point all of the service cost portion of net periodic benefit cost from pension and postretirement medical benefit are presented in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) with the remaining components of net periodic benefit cost are presented in Other expense outside of Operating income (loss). Refer to "Impacts to Previously Reported Results" below for the impact of adoption of the new benefit cost standard on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“new cash flows standard”), which requires all entities that have restricted cash or restricted cash equivalents to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the Consolidated Statements of Cash Flows. As a result, amounts generally described as restricted cash and restricted cash equivalents that are included in other financial statement captions of the Consolidated Balance Sheets should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the Consolidated Statements of Cash Flows. The ASU should be adopted using a retrospective transition method to each period presented. The Company adopted the new cash flows standard effective January 1, 2018 and applied the ASU retrospectively to the periods presented in the Company's Consolidated Statements of Cash Flows (unaudited). Refer to “Impacts to Previously Reported Results” below for the impact of adoption of the new cash flows standard on our consolidated financial statements.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“new revenue standard”), which supersedes all previously existing revenue recognition guidance. Under this guidance, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard allows for initial application to be performed retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. During 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations and licensing, practical expedients, and made technical corrections on various topics.

The Company adopted the new revenue standard effective January 1, 2018 using the full retrospective method. Accordingly, certain prior period balances have been restated to reflect the financial results of the Company in accordance with the new standard. This includes the cumulative effect of the adoption reflected as an adjustment to the opening balance of Accumulated deficit for the earliest balance sheet period presented.

As a result of the adoption of the new revenue standard, the timing of the recognition of revenue related to certain long-term coal supply agreements that contain provisions for future payments from customers to reimburse our costs incurred during final reclamation is accelerated as compared to the recognition pattern under the previous revenue standard. The contract asset created from the accelerated recognition of revenue related to customer payments related to final reclamation is classified as Unbilled revenues and Unbilled revenues, less current portion in the Consolidated Balance Sheets (unaudited). See Note 2 - Revenue for a more detailed description of accounting for customer payments related to final reclamation.

Additionally, upon adoption of the new revenue standard we revised the recognition period of certain deferred revenues from customer up-front payments that were previously being amortized to revenue over the full term of their respective coal supply agreements. Under the new revenue standard, we concluded that these payments provided the customer with a material right for a period shorter in duration than the full term of the coal supply agreements.

Refer to "Impacts to Previously Reported Results" below for the impact of adoption of the new revenue standard on our consolidated financial statements (unaudited).

Impacts to Previously Reported Results

The adoption of the new benefit cost standard, new cash flows standard and new revenue standard resulted in the following adjustments to previously reported results:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Balance Sheet as of December 31, 2017

	As Reported	Adjustments for New Revenue Standard	Additional Reclassifications	As Adjusted
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$103,247	$—	$—	$103,247
Receivables:
Trade	103,611	—	(14,300)	89,311
Other	17,697	—	—	17,697
Total receivables	121,308	—	(14,300)	107,008
Inventories	106,795	—	—	106,795
Unbilled revenues	—	49,574	14,300	63,874
Other current assets	11,517	—	—	11,517
Total current assets	342,867	49,574	—	392,441
Land, mineral rights, property, plant and equipment	1,665,740	—	—	1,665,740
Less accumulated depreciation, depletion and amortization	923,905	—	—	923,905
Net land, mineral rights, property, plant and equipment	741,835	—	—	741,835
Advanced coal royalties	21,404	—	—	21,404
Restricted investments, reclamation deposits and bond collateral	200,194	—	—	200,194
Unbilled revenues, less current portion	—	225,245	—	225,245
Investment in joint venture	27,763	—	—	27,763
Other assets	55,036	—	—	55,036
Total Assets	$1,389,099	$274,819	$—	$1,663,918

Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$983,427	$—	$—	$983,427
Accounts payable and accrued expenses:
Trade and other accrued liabilities	121,489	—	—	121,489
Interest payable	22,840	—	—	22,840
Production taxes	41,688	—	—	41,688
Postretirement medical benefits	14,734	—	—	14,734
Deferred revenue	5,068	(1,867)	—	3,201
Asset retirement obligations	48,429	—	—	48,429
Other current liabilities	9,401	—	—	9,401
Total current liabilities	1,247,076	(1,867)	—	1,245,209
Long-term debt, less current installments	64,980	—	—	64,980
Postretirement medical benefits, less current portion	317,407	—	—	317,407
Pension and SERP obligations, less current portion	43,585	—	—	43,585
Deferred revenue, less current portion	1,984	(1,984)	—	—
Asset retirement obligations, less current portion	426,038	—	—	426,038
Other liabilities	31,477	—	—	31,477
Total liabilities	2,132,547	(3,851)	—	2,128,696
Shareholders’ deficit:
Common stock of $0.01 par value: Authorized 30,000,000 shares; Issued and outstanding 18,771,643 shares at December 31, 2017	188	—	—	188
Other paid-in capital	250,494	—	—	250,494
Accumulated other comprehensive loss	(160,525)	1,826	—	(158,699)
Accumulated deficit	(829,107)	276,844	—	(552,263)
Total shareholders’ deficit	(738,950)	278,670	—	(460,280)
Noncontrolling interests in consolidated subsidiaries	(4,498)	—	—	(4,498)
Total deficit	(743,448)	278,670	—	(464,778)
Total Liabilities and Shareholders' Deficit	$1,389,099	$274,819	$—	$1,663,918

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Statement of Operations for the three months ended March 31, 2017

	As Reported	Adjustments for New Revenue Standard	Adjustments for New Net Periodic Benefit Cost Standard	As Adjusted
	(In thousands, except per share data)
Revenues	$339,737	$7,276	$—	$347,013
Cost, expenses and other:
Cost of sales (exclusive of depreciation, depletion and amortization, shown separately)	284,604	—	417	285,021
Depreciation, depletion and amortization	36,567	—	—	36,567
Selling and administrative	30,426	—	(1,851)	28,575
Heritage health benefit expenses	3,298	—	(2,305)	993
Gain on sale/disposal of assets	(166)	—	—	(166)
Derivative gain	(2,384)	—	—	(2,384)
Income from equity affiliates	(1,520)	—	—	(1,520)
	350,825	—	(3,739)	347,086
Operating loss	(11,088)	7,276	3,739	(73)
Other (expense) income:
Interest expense	(29,261)	—	—	(29,261)
Interest income	893	—	—	893
Loss on foreign exchange	(467)	—	—	(467)
Other income (expense)	2,158	—	(3,739)	(1,581)
	(26,677)	—	(3,739)	(30,416)
Loss before income taxes	(37,765)	7,276	—	(30,489)
Income tax benefit	(465)	93	—	(372)
Net loss	(37,300)	7,183	—	(30,117)
Less net loss attributable to noncontrolling interest	(499)	—	—	(499)
Net loss applicable to common shareholders	$(36,801)	$7,183	$—	$(29,618)

Net loss per share applicable to common shareholders:
Basic and diluted	$(1.98)	$0.39	$—	$(1.59)
Weighted average number of common shares outstanding:
Basic and diluted	18,572	—	—	18,572

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2017

	As Reported	Adjustments for New Revenue Standard	As Adjusted
	(In thousands)
Net loss	$(37,300)	$7,183	$(30,117)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains and prior service costs, pension	594	—	594
Adjustments to accumulated actuarial gains and transition obligations, pension	136	—	136
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	964	—	964
Tax effect of other comprehensive income	(572)	(386)	(958)
Foreign currency translation adjustment gains	2,103	—	2,103
Unrealized and realized gains on available-for-sale debt securities	810	—	810
Other comprehensive income (loss), net of income taxes	4,035	(386)	3,649
Comprehensive loss	(33,265)	6,797	(26,468)
Less: Comprehensive loss attributable to noncontrolling interest	(499)	—	(499)
Comprehensive loss attributable to common shareholders	$(32,766)	$6,797	$(25,969)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Statement of Cash Flows for the three months ended March 31, 2017

	As Reported	Adjustments for New Revenue Standard	Adjustments for New Cash Flows Standard	As Adjusted
	(In thousands)
Cash flows from operating activities:
Net loss	$(37,300)	$7,183	$—	$(30,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	36,567	—	—	36,567
Accretion of asset retirement obligation	11,295	—	—	11,295
Share-based compensation	1,347	—	—	1,347
Non-cash interest expense	2,296	—	—	2,296
Amortization of deferred financing costs	2,626	—	—	2,626
Gain on derivative instruments	(2,384)	—	—	(2,384)
Loss on foreign exchange	467	—	—	467
Income from equity affiliates	(1,520)	—	—	(1,520)
Distributions from equity affiliates	1,671	—	—	1,671
Deferred income tax benefit	(465)	94	—	(371)
Other	(1,474)	—	—	(1,474)
Changes in operating assets and liabilities:
Receivables	12,250	—	—	12,250
Inventories	5,156	—	—	5,156
Accounts payable and accrued expenses	(21,905)	—	—	(21,905)
Interest payable	(7,787)	—	—	(7,787)
Deferred revenue	2,005	273	—	2,278
Unbilled revenues	—	(7,550)	—	(7,550)
Other assets and liabilities	7,104	—	—	7,104
Asset retirement obligations	(10,659)	—	—	(10,659)
Net cash used in operating activities	(710)	—	—	(710)
Cash flows from investing activities:
Additions to property, plant and equipment	(7,210)	—	—	(7,210)
Proceeds from sales of restricted investments	9,589	—	—	9,589
Purchases of restricted investments	(10,760)	—	(2,671)	(13,431)
Cash payments related to acquisitions and other	(3,580)	—	—	(3,580)
Proceeds from sales of assets	466	—	—	466
Receipts from loan and lease receivables	50,488	—	—	50,488
Other	(293)	—	—	(293)
Net cash provided by investing activities	38,700	—	(2,671)	36,029
Cash flows from financing activities:
Repayments of long-term debt	(22,368)	—	—	(22,368)
Borrowings on revolving lines of credit	123,200	—	—	123,200
Repayments on revolving lines of credit	(123,200)	—	—	(123,200)
Other	(178)	—	—	(178)
Net cash used in financing activities	(22,546)	—	—	(22,546)
Effect of exchange rate changes on cash	(88)	—	—	(88)
Net increase in cash and cash equivalents, including restricted cash	15,356	—	(2,671)	12,685
Cash and cash equivalents, including restricted cash, beginning of period	60,082	—	69,533	129,615
Cash and cash equivalents, including restricted cash, end of period	$75,438	$—	$66,862	$142,300
Supplemental disclosures of cash flow information:
Cash paid for interest	$31,951	$—	$—	$31,951
Non-cash transactions:
Accrued purchases of property and equipment	$2,969	$—	$—	$2,969
Capital leases and other financing sources	480	—	—	480

Recently Issued Accounting Pronouncements

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides an option to reclassify stranded tax effects within accumulated other comprehensive loss to retained earnings due to the change in the U.S. federal tax rate in the Tax Cuts and Jobs Act of 2017. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods therein with early adoption permitted. The Company is currently in the process of analyzing the standard, but does not expect the adoption to have a material impact to our financial statements.
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
2. REVENUE
We produce and sell thermal coal primarily to investment grade utility customers, typically under long-term, cost-protected contracts. The majority of our coal is sold domestically within the country it is produced. We own one mine that produces thermal coal which is exported primarily to the Asia-Pacific market via rail and ocean vessel under reserved port capacity. Lesser amounts of revenue (“Other revenues”) are generated from ash hauling services, royalties from oil and gas leases and sales of various mining byproducts.
Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We measure revenue based on the consideration specified in the contract, and revenue is recognized when the performance obligations in the contract are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation.
For all of our coal sales contracts, performance obligations consist of the delivery of each ton of coal to the customer as our promise is to sell multiple distinct units of a commodity at a point in time. The transaction price principally consists of fixed consideration in the form of a base price per ton of coal with additional variable consideration comprised of adjustments to the base price based on quality measurements. Certain of our coal sales contracts contain additional variable consideration comprised of various index-based adjustments, adjustments based on changes in underlying production costs and reimbursements of various costs such as royalties and taxes.
Many of our coal sales contracts contain set minimums for deliveries of tons of coal. However, we are also party to a number of coal sales contracts that contain no tonnage delivery minimums, and thus all deliveries are considered customer options. Further, certain of these contracts contain a commitment from the customer to make payments to us for our performance of final reclamation. As our performance of final reclamation does not transfer a good or service to the customer, we must estimate the amount of consideration we believe we will be entitled to and recognize it on a per ton basis over the period to which the commitment creates a material right to the customer. Prior to the adoption of the new revenue standard, this revenue was generally recognized at the time final reclamation was performed. Under the new revenue standard, this recognition of revenue in advance of when we are contractually permitted to bill our customer results in a contract asset presented as unbilled revenues in our Consolidated Balance Sheets (unaudited) until the amount is ultimately billable to the customer. Although there is a significant delay between the customer’s receipt of the goods and the customer’s payment of final reclamation costs that represent consideration for the goods, there is no recognition of a significant financing component as we meet a scope-out exception as the difference between the promised consideration and the cash selling price of the good was for reasons other than the provision of financing to the customer.

Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. We recognize contract assets in those instances where billing occurs subsequent to revenue recognition and our right to invoice the customer is conditioned on something other than the passage of time. These instances include customer commitments to make payments for final reclamation and certain contracts with tiered pricing in which per ton revenue has exceeded per ton contract price to date. We recognize contract liabilities in those instances where billing occurs prior to revenue

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

recognition, which occurs for certain contracts with tiered pricing in which the per ton contract price has exceeded per ton revenue to date, or when we have received consideration prior to satisfaction of performance obligations.
The following table presents the activity in our contract assets and liabilities for the three months ended March 31, 2018 (in thousands):

Contract Assets(1):
Balance as of December 31, 2017	$274,699
Additions	6,296
Transfers to Receivables	(11,932)
Balance as of March 31, 2018	$269,063

Contract Liabilities(2):
Balance as of December 31, 2017	$3,201
Additions	5,949
Transfers to Revenues	—
Balance as of March 31, 2018	$9,150
_________________________
(1) Includes current balances of $45.0 million and $49.6 million reported within Unbilled revenues in the Consolidated Balance Sheets (unaudited) as of March 31, 2018 and December 31, 2017, respectively, and includes non-current balances of $224.0 million and $225.2 million reported within Unbilled revenues, less current portion in the Consolidated Balance Sheets (unaudited) as of March 31, 2018 and December 31, 2017, respectively. The remaining balances of $13.1 million and $14.3 million included within Unbilled revenues in the Consolidated Balance Sheets (unaudited) as of March 31, 2018 and December 31, 2017, respectively, relate to amounts recognized as revenue but are only billable upon the passage of time and are therefore not contract assets.
(2) Comprised entirely of current balances of $9.2 million and $3.2 million reported within Deferred revenue in the Consolidated Balance Sheets (unaudited) as of March 31, 2018 and December 31, 2017, respectively.

Included in the contract asset balances as of March 31, 2018 and December 31, 2017 are $249.6 million and $251.2 million, respectively, related to revenue recognized at the time performance obligations were satisfied, for which the right to invoice will not occur until final reclamation is performed.

Remaining Performance Obligations

The majority of our revenues are derived from variable consideration in the form of base price for optional tons in excess of minimum tonnage requirements, cost-plus consideration, reimbursements of various expenses, quality and index based adjustments and payments for final reclamation. Additional revenues are derived from short-term coal sales contracts, primarily for export deliveries to the Asia-Pacific market.

The remainder of our revenues relate to the fixed consideration from our long-term coal sales contracts. The following table includes the estimated remaining transaction price for our long-term coal sales contracts which have minimum tonnage commitments, representing the fixed consideration from our long-term coal sales contracts, as well as $104.1 million related to material rights created from customers’ commitments to pay for final reclamation. The amounts in the following table generally exclude, based on the following practical expedients that we elected to apply, (i) variable consideration within contracts in which such variable consideration is allocated entirely to wholly unsatisfied performance obligations; and (ii) remaining performance obligations for contracts with an original expected duration of one year or less. These amounts, as of March 31, 2018, represent estimated minimum revenues that we will invoice or transfer from contract liabilities and recognize in future periods (in thousands):

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Estimated Revenues
Nine months ended December 31, 2018	$262,814
2019	214,915
2020	152,159
2021	132,410
2022	58,698
Thereafter	175,606
Total	$996,602
Significant Judgments
The estimation of variable consideration comprised of future payments from customers for final reclamation is subject to many variables and requires significant judgment. Key factors in this estimate include estimates of disturbed acreage as determined from engineering data, estimates of equipment, labor, and other costs to reclaim the disturbed acreage and timing of these cash flows. These estimates and assumptions are generally consistent with those used in our calculation of asset retirement obligations.
3. VARIABLE INTEREST ENTITY

As of March 31, 2018, the Company consolidated its 100% owned Westmoreland San Juan, LLC ("WSJ") subsidiary which is a variable interest entity (“VIE”). WSJ’s classification as a VIE is due to another party having the potential right to receive WSJ’s residual returns. The Company is the primary beneficiary because it has the power to direct the activities that most significantly impact WSJ’s economic performance. Accordingly, the Company consolidated the operating results, assets and liabilities of WSJ. See Note 6 - Debt And Lines Of Credit for the VIE’s debt structure.

The following table presents the carrying amounts, after eliminating the effect of intercompany transactions, included in the Consolidated Balance Sheets (unaudited) that are for the use of or are the obligation of WSJ:

	March 31, 2018	December 31, 2017
	(In thousands)
Assets	$312,923	$309,025
Liabilities	165,419	167,529
Net carrying amount	$147,504	$141,496

4. INVENTORIES
Inventories consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Coal stockpiles	$55,227	$38,145
Materials and supplies	72,154	73,517
Reserve for obsolete inventory	(4,761)	(4,867)
Total	$122,620	$106,795

5. RESTRICTED INVESTMENTS, RECLAMATION DEPOSITS AND BOND COLLATERAL
Coal segments maintain government-required bond collateral that assures compliance with applicable federal and state regulations relating to the performance of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company. The Corporate segment is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain healthcare plans. The Company’s surety bond underwriters require collateral to issue these bonds.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Company invests certain bond collateral, reclamation deposits and other restricted investments in a limited selection of fixed-income investment options and receives the corresponding investment returns. These investments are not available to meet the Company’s general cash needs. These investments include available-for-sale debt securities, which are reported at fair value with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive loss in the Consolidated Balance Sheets (unaudited). On disposal, the resulting gain or loss is reported in Other expense in the Consolidated Statements of Operations (unaudited).
The Company’s carrying value and estimated fair value of Restricted investments, reclamation deposits and bond collateral as of March 31, 2018 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments, Reclamation Deposits and Bond Collateral
	(In thousands)
Cash and cash equivalents	$41,455	$6,743	$48,198
Time deposits	2,467	—	2,467
Available-for-sale debt securities	77,902	70,799	148,701
	$121,824	$77,542	$199,366
The Company’s carrying value and estimated fair value of Restricted investments, reclamation deposits and bond collateral as of December 31, 2017 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments, Reclamation Deposits and Bond Collateral
	(In thousands)
Cash and cash equivalents	$42,549	$6,643	$49,192
Time deposits	2,467	—	2,467
Available-for-sale debt securities	78,157	70,378	148,535
	$123,173	$77,021	$200,194
Available-for-Sale Debt Securities
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale debt securities as of March 31, 2018 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments, Reclamation Deposits and Bond Collateral
	(In thousands)
Cost basis	$78,416	$70,921	$149,337
Gross unrealized holding gains	530	773	1,303
Gross unrealized holding losses	(1,044)	(895)	(1,939)
Fair value	$77,902	$70,799	$148,701

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale debt securities as of December 31, 2017 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments, Reclamation Deposits and Bond Collateral
	(In thousands)
Cost basis	$78,564	$70,576	$149,140
Gross unrealized holding gains	521	617	1,138
Gross unrealized holding losses	(928)	(815)	(1,743)
Fair value	$78,157	$70,378	$148,535

6. DEBT AND LINES OF CREDIT
The Company and its subsidiaries are subject to the following debt arrangements:

	Total Debt Outstanding
	March 31, 2018	December 31, 2017
	(In thousands)
8.75% Notes	$350,000	$350,000
Term Loan	319,773	320,595
San Juan Loan	50,991	56,640
WMLP Term Loan	314,410	312,734
Revolver	1,039	—
Capital lease obligations	28,901	33,113
Other debt	2,348	2,826
Total debt	1,067,462	1,075,908
Less debt discount and issuance costs, net	(24,447)	(27,501)
Less current installments, net of debt discount and issuance costs	(985,352)	(983,427)
Total non-current debt	$57,663	$64,980

The following table presents aggregate contractual debt maturities of all long-term debt as of March 31, 2018 (in thousands):

Maturity Date(1)	Debt Held by WMLP	All Other Debt	Total Debt Outstanding
2018	$317,605	$12,505	$330,110
2019	4,174	15,021	19,195
2020	1,766	346,318	348,084
2021	1,664	16,409	18,073
2022	2,000	350,000	352,000
Thereafter	—	—	—
Total debt	$327,209	$740,253	$1,067,462
________________________
(1) Debt obligations are scheduled based on their contractual maturities and are not reflective of any potential accelerations discussed in Note 1 - Basis Of Presentation "Going Concern, Liquidity and Management’s Plan."

Covenant Compliance

See Note 1 - Basis Of Presentation "Going Concern, Liquidity and Management’s Plan" for matters regarding covenant compliance.

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

The 8.75% Notes contain customary affirmative covenants, negative covenants, events of default, as well as certain customary cross-default provisions. Our compliance or non-compliance with these provisions is discussed in Note 1 - Basis Of Presentation.

Term Loan

Pursuant to our credit agreement, dated as of December 22, 2014, by and among the Company, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent, as amended (“Term Loan”), the $350.0 million Term Loan was issued at a 2.50% discount and accrues interest on a quarterly basis at a variable interest rate which is set at our election of (i) one-, two-, three- or six-month London Interbank Offered Rate (“LIBOR”) plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate plus 0.05%, or one-month LIBOR plus 1.00%) plus 5.50%. As of March 31, 2018, the cash interest rate was 8.80%. The Term Loan is a primary obligation of WCC and is guaranteed by the Guarantors.

The Term Loan contains customary affirmative covenants, negative covenants, events of default, as well as certain customary cross-default provisions. Our compliance or non-compliance with these provisions is discussed in Note 1 - Basis Of Presentation.

Term Loan Add-on

On January 22, 2015, the Company amended the Term Loan to increase the borrowings by $75.0 million, for an aggregate principal amount of $425.0 million as of that date. The amendments to the Term Loan were made in connection with the acquisition of Buckingham Coal Company, LLC. Net proceeds were $71.0 million after a 2.50% discount, 1.50% broker fee, a consent fee of 1.17%, and $0.1 million of additional debt issuance costs. With this addition, the quarterly principal payment due commencing March 31, 2015 is $1.1 million. Under the Term Loan, we are required to offer a portion of our excess cash flows to the Term Loan lenders for each fiscal year, beginning with the fiscal year ended December 31, 2015.

In conjunction with the Kemmerer Drop (as defined and described in Note 2. Acquisitions to the consolidated financial statements in WMLP's 2017 Form 10-K), the Company amended the Term Loan to remove Kemmerer as a guarantor. In addition, $94.1 million of the proceeds received from WMLP related to the Kemmerer Drop were used to pay down the Term Loan.
San Juan Loan

On January 31, 2016, WSJ, a special purpose subsidiary of the Company, acquired San Juan Coal Company (“SJCC”), which operates the San Juan mine in Farmington, New Mexico, and San Juan Transportation Company (the “San Juan Acquisition”) for a total cash purchase price of $121.0 million after customary post-closing adjustments. The San Juan mine is the exclusive supplier of coal to the adjacent San Juan Generating Station (“SJGS”) under a coal supply agreement with tonnage and pricing adjusting quarterly through 2022. Pursuant to the loan agreement, dated as of February 1, 2016, by and among WSJ and the remaining Westmoreland San Juan Entities (defined below) as guarantors, and NM Capital Utility Corporation (an affiliate of Public Service Company of New Mexico, part owner of SJGS) as lender, we financed the San Juan Acquisition principally with a $125.0 million loan (“San Juan Loan”). The San Juan Loan matures on February 1, 2021 and bears interest and principal on a quarterly basis at an interest rate of (i) 7.25% (the “Margin Rate”) plus (ii) (A) the LIBOR for a three month period plus (B) a statutory reserve rate, which such Margin Rate increasing incrementally during each year of the San Juan Loan term with a final Margin Rate of 14.25% in the final year of the term. As of March 31, 2018, the cash interest rate was 14.03%. In addition, in the

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

event the San Juan Loan is not paid off prior to maturity, the price of the coal in our coal supply agreement decreases by 10% after January 1, 2019 and 15% after January 1, 2021.

The San Juan Loan is a primary obligation of Westmoreland San Juan, LLC, is guaranteed by SJCC, and is secured by substantially all of SJCC’s assets. The San Juan Loan has no prepayment penalties. The agreements governing the San Juan Loan include representations, warranties and covenants regarding the ownership and operation of SJCC and the properties acquired in the San Juan Acquisition and standard special purpose bankruptcy remote entity covenants designed to preserve the separateness from WCC of each of (i) WSJ, (ii) its direct parent company, Westmoreland San Juan Holdings, Inc., (iii) SJCC and (iv) SJTC (collectively, the “Westmoreland San Juan Entities”). Obligations under the San Juan Loan are recourse only to the Westmoreland San Juan Entities and their assets. Neither WCC nor its subsidiaries (other than the Westmoreland San Juan Entities) is an obligor under the San Juan Loan in any respect. The agreement governing the San Juan Loan requires that all revenues of the Westmoreland San Juan Entities, aside from payments on certain leases, are deposited into a cash management collection account swept monthly for operating expenses, capital expenditures, and loan payment and prepayment. The assets and credit of SJCC are not available to satisfy the debts and other obligations of the Company other than those of the Westmoreland San Juan Entities.

The San Juan Loan contains customary affirmative covenants and negative covenants. Our compliance or non-compliance with these covenants is discussed in Note 1 - Basis Of Presentation.

WMLP Term Loan

Pursuant to the financing agreement, dated as of December 31, 2014, by and among Oxford Mining Company, LLC, WMLP and each of its subsidiaries, lenders from time to time party thereto, and U.S. Bank National Association, as administrative agent, WMLP entered into a term loan, as amended (the “WMLP Term Loan”) which consists of a $175.0 million loan, with an option for an additional $120.0 million in term loans for acquisitions, which was exercised on August 1, 2015 to finance the Kemmerer Drop. Proceeds from the credit facility were used to retire WMLP’s previously existing first and second lien credit facilities and to pay fees and expenses related to its existing credit facility, with the remaining proceeds being available as working capital. The WMLP Term Loan was not issued at a discount or a premium and $8.6 million of debt issuance costs were recognized at December 31, 2014. The WMLP Term Loan bears interest on a quarterly basis and bears interest at a variable rate equal to the 3-month LIBOR at each quarter end (2.30% as of March 31, 2018), subject to a floor of 0.75%, plus 8.50% or the Reference Rate, as defined in the financing agreement. As of March 31, 2018, the WMLP Term Loan had a cash interest rate of 10.80%. The WMLP Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of WMLP, is guaranteed by WMLP and its subsidiaries, and is secured by substantially all of WMLP’s and its subsidiaries’ assets.

The WMLP Term Loan also provides for Paid-In-Kind Interest (“PIK Interest”) at a variable rate between 1.00% and 3.00% based on WMLP's consolidated total net leverage ratio, as defined in the financing agreement. As of March 31, 2018 and December 31, 2017, the WMLP Term Loan had a PIK Interest rate of 3.00%. The rate of PIK Interest is determined on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the WMLP Term Loan. PIK Interest under the WMLP Term Loan financing agreement was $2.3 million for the three months ended March 31, 2018 and 2017. The outstanding WMLP Term Loan amount as of March 31, 2018 represents the principal balance of $286.6 million, plus PIK Interest of $27.8 million.

The WMLP Term Loan limits cash distributions to an aggregate amount not to exceed $15.0 million (“Restricted Distributions”), if WMLP has: (i) a consolidated total net leverage ratio of greater than 3.75, or a fixed charge coverage ratio of less than 1.00 (as such ratios are defined in the WMLP Term Loan financing agreement), or (ii) liquidity of less than $7.5 million, after giving effect to such cash distribution and applying WMLP's availability under the WMLP Revolver. As of March 31, 2018, WMLP’s consolidated total net leverage ratio is in excess of 3.75. Further, as of March 31, 2018, WMLP has utilized the full $15.0 million limit on Restricted Distribution payments and is restricted from making any further distributions under the terms of the WMLP Term Loan financing agreement.

The WMLP Term Loan contains customary affirmative covenants, negative covenants, events of default as well as certain customary cross-default provisions. Our compliance or non-compliance with these provisions is discussed in Note 1 - Basis Of Presentation.

Revolver

Pursuant to the second amended and restated loan and security agreement, dated as of December 16, 2014, by and among the Company and certain of its subsidiaries, lenders party thereto, and Canadian Imperial Bank of Commerce (formerly known as

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The PrivateBank and Trust Company), as administrative agent, as amended (the “Revolver”), we have a total aggregate borrowing capacity of $60.0 million between June 15th and August 31st of each year, with an aggregate borrowing capacity of $50.0 million outside of these periods subject to borrowing base calculations as defined in the agreement. The availability of the Revolver consists of a $30.0 million sub-facility ($35.0 million with the seasonal increase) for our U.S. borrowers and a $20.0 million sub-facility ($25.0 million with the seasonal increase) available to our Canadian borrowers. The Revolver may support an equal amount of letters of credit, with outstanding letter of credit balances reducing availability under the Revolver. Borrowings under the Revolver initially bear interest either at a rate 0.75% in excess of the base rate or at a rate 2.75% per annum in excess of LIBOR, at our election. An unused line fee of 0.50% per annum is payable monthly on the average unused amount of the Revolver. The Revolver has a maturity date of December 31, 2018.

The Revolver contains various affirmative, negative and financial covenants. Financial covenants in the agreement include certain specified minimum fixed charge coverage ratios. Our compliance or non-compliance with these provisions is discussed in Note 1 - Basis Of Presentation.

The Revolver had the following details as of March 31, 2018 (in millions):

Revolver Details	U.S. Borrowers	Canadian Borrowers	U.S & Canadian Borrowers
Line of credit maximum availability - without seasonal increase from June 15 to August 31	$30.0	$20.0	$50.0
Letters of credit outstanding	(2.4)	(0.9)	(3.2)
Borrowing base restrictions	(16.5)	(4.9)	(21.4)
Line of credit draws	(1.0)	—	(1.0)
Line of credit availability	$10.1	$14.3	$24.3

All extensions of credit under the Revolver are collateralized by a first priority security interest in and lien upon the inventory and accounts receivable of substantially all of the Company’s subsidiaries (other than Absaloka Coal, LLC, Westmoreland Risk Management, Inc.,Westmoreland Resources GP, LLC, Westmoreland Resource Partners, LP and certain other immaterial subsidiaries). Pursuant to the Intercreditor Agreement, the holders of the 8.75% Notes and the Term Loan have a second lien on these assets.

WMLP Revolver

On October 23, 2015, WMLP and its subsidiaries entered into a Loan and Security Agreement (the “WMLP Revolver”) with the lenders party thereto and Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company). The WMLP Revolver expired on its December 31, 2017 maturity date and was not replaced or extended by WMLP.
Capital lease obligations

The Company engages in leasing transactions for office equipment and equipment utilized in its mining operations. The Company did not enter into any new capital leases during the three months ended March 31, 2018.

7. POSTRETIREMENT MEDICAL BENEFITS AND PENSION
Postretirement Medical Benefits
The Company provides postretirement medical benefits to retired employees and their dependents, as mandated by the Coal Industry Retiree Health Benefit Act of 1992 and pursuant to collective bargaining agreements. The Company also provides these benefits to qualified full-time employees pursuant to collective bargaining agreements. These benefits are provided through self-insured programs.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Components of net periodic postretirement medical benefit cost:
Service cost	$889	$793
Interest cost	2,893	3,197
Amortization of deferred items	969	964
Total net periodic postretirement medical benefit cost	$4,751	$4,954
Service cost is included in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) in the Consolidated Statements of Operations (unaudited) and interest cost and amortization of deferred items are included in Other expense in the Consolidated Statements of Operations (unaudited).

The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Former mining operations	$2,046	$2,305
Current operations	2,705	2,649
Total net periodic postretirement medical benefit cost	$4,751	$4,954
Pension
The Company provides defined pension benefits to qualified full-time employees pursuant to collective bargaining agreements. The components of net periodic pension benefit cost are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Components of net periodic pension benefit cost:
Service cost	$411	$407
Interest cost	2,392	2,630
Expected return on plan assets	(3,533)	(3,627)
Amortization of deferred items	120	594
Total net periodic pension benefit cost	$(610)	$4
Service cost is included in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) in the Consolidated Statements of Operations (unaudited) and interest cost, expected return on plan assets and amortization of deferred items are included in Other expense in the Consolidated Statements of Operations (unaudited).
The Company made $0.1 million of contributions to its pension plans during the three months ended March 31, 2017. No such contributions were made by the Company during the three months ended March 31, 2018. The Company expects to make $2.6 million of contributions to its pension plans during the remainder of 2018.
8. DERIVATIVE INSTRUMENTS
Derivative Assets and Liabilities
The Company evaluates all of its financial instruments to determine if such instruments are derivatives, derivatives that qualify for the normal purchase normal sale exception, or contain features that qualify as embedded derivatives. All derivative financial instruments, except for derivatives that qualify for the normal purchase normal sale exception, are recognized on the

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Balance Sheets (unaudited) at fair value. Changes in fair value are recognized in the Consolidated Statements of Operations (unaudited) if they are not eligible for hedge accounting or in the Consolidated Statements of Comprehensive Loss (unaudited) if they qualify for cash flow hedge accounting.
During the three months ended March 31, 2017, the Company had power purchase contracts at ROVA to manage exposure to power price fluctuations. These contracts covered the period from April 2014 to March 2019 and were not designated as hedging instruments. Accordingly, their fair value was recognized in the Consolidated Balance Sheets (unaudited), with changes in fair value recognized in the Consolidated Statements of Operations (unaudited). Fair value was based on a comparison of contracted prices to projected future market prices which are Level 2 inputs based on the hierarchy defined within Note 9 - Fair Value Measurements. The Company also had in place its power sales contract (the "SEP Agreement") which amended our previous power purchase and operating agreement with our customer. The SEP Agreement covered the period from March 1, 2017 to March 31, 2019 and enabled us to fulfill our obligations under the contract without physically operating the facility. The SEP Agreement met the definition of a derivative and did not qualify for the normal purchases and normal sales scope exception. This contract was not designated as a hedging instrument, therefore, its fair value was recognized in the Consolidated Balance Sheets (unaudited) and changes in fair value recognized in the Consolidated Statements of Operations (unaudited). As the underlying power deliveries option was significantly in the money, the fair value of this derivative was based on comparing expected contracted cash inflows per the SEP Agreement to expected future outflows based on projected market prices.
Effective October 1, 2017, we executed an Assignment and Assumption Agreement with the counterparties to our ROVA power purchase and sale contracts in which we were released from our power purchase and sales contracts and the counterparty to the purchase contracts assumed our position in the power sales contract. As a result of this transaction, we are no longer a party to either of these derivative arrangements as of either balance sheet date presented in the Quarterly Report, and have derecognized the related derivative asset and liability balances.
The effect of derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Statements of Operations was as follows (in thousands):

		Three Months Ended March 31,
Derivative Instruments	Statements of Operations Location	2018	2017
Contracts to purchase power	Derivative gain	$—	$1,216
Contract to sell power	Derivative gain	—	(3,600)
		$—	$(2,384)
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

•
Level 1, defined as observable inputs such as quoted prices in active markets for identical assets. Level 1 assets include available-for-sale debt securities generally valued based on independent third-party market prices.

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

The book values of cash and cash equivalents, receivables and accounts payable reflected in the Consolidated Balance Sheets (unaudited) approximate the fair value of these instruments due to the short duration to their maturities.
See Note 5 - Restricted Investments, Reclamation Deposits And Bond Collateral and Note 8 - Derivative Instruments for further disclosures related to the Company's fair value estimates.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	March 31, 2018
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Available-for-sale debt securities, included in Restricted investments, reclamation deposits and bond collateral	$148,701	$148,701	$—
	$148,701	$148,701	$—
Liabilities:
Warrants issued by WMLP, included in Other liabilities	$198	$—	$198
	$198	$—	$198

	December 31, 2017
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Available-for-sale debt securities, included in Restricted investments, reclamation deposits and bond collateral	$148,535	$148,535	$—
	$148,535	$148,535	$—
Liabilities:
Warrants issued by WMLP, included in Other liabilities	$296	$—	$296
	$296	$—	$296

Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of March 31, 2018 and December 31, 2017, the Company valued the WMLP Term Loan and the San Juan Loan with Level 3 fair values. The estimated fair values of the Company’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
March 31, 2018	$371,638	$155,499	$671,377	$284,212
December 31, 2017	375,789	195,189	672,618	351,856

10. INCOME TAX

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year-to-date pre-tax income (loss). For the three months ended March 31, 2018 and 2017, the effective tax rate differed from the statutory rate primarily due to the U.S. and Canadian valuation allowances.
The Tax Cuts and Jobs Act

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The Tax Cuts and Jobs Act (the "Act") was signed into law on December 22, 2017. The most significant impacts of the Act to the Company include a reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and a one-time, mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.
In accordance with ASU 2018-05 and Staff Accounting Bulletin ("SAB") 118, the Company recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017. As of March 31, 2018, we have not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act. We are continuing to gather information to assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns during the third quarter of 2018.
Tax Benefits Preservation Plan
As of December 31, 2017, WCC had a U.S. federal net operating loss carryforward of $676.2 million, together with certain other tax attributes. WCC's ability to utilize these deferred tax assets to offset future taxable income may be significantly limited if WCC experiences an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if the percentage of the stock owned cumulatively by one or more “5% shareholders” (as defined in the Code) has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time over a rolling three-year period.
On September 2, 2017, the board of directors of WCC adopted a tax benefits preservation plan or stockholder rights plan (the "Plan"). The purpose of the Plan is to minimize the likelihood of an ownership change occurring for Section 382 purposes and thus protect WCC's ability to utilize certain net operating loss carryovers and other tax benefits of the Company and its subsidiaries (the “Tax Benefits”) to offset future income. The Plan is intended to act as a deterrent to any person or group acquiring “beneficial ownership” (within the meaning of applicable SEC rules) of 4.75% or more of the outstanding shares of WCC's common stock, par value $0.01 per share, without the approval of the board of directors. The description and terms of the Rights (as defined below) applicable to the Plan are set forth in the 382 Rights Agreement, dated as of September 5, 2017 (the “Rights Agreement”), by and between WCC and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent.
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

11. STOCKHOLDERS’ DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive Loss
The following table reflects the changes in Accumulated other comprehensive loss by component:

	Pension	Postretirement Medical Benefits	Available-for-Sale Debt Securities	Foreign Currency Translation Adjustment	Tax Effect of Other Comprehensive Income Gains	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2017	$(19,921)	$(55,123)	$(624)	$(44,530)	$(38,501)	$(158,699)
Other comprehensive income (loss) before reclassifications	(193)	—	1,231	(7,289)	(45)	(6,296)
Amounts reclassified from accumulated other comprehensive loss	120	969	(1,262)	—	—	(173)
Balance at March 31, 2018	$(19,994)	$(54,154)	$(655)	$(51,819)	$(38,546)	$(165,168)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The following table reflects the reclassifications out of Accumulated other comprehensive loss for the three months ended March 31, 2018 (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(1)	Affected Line Item in the Statement Where Net Loss is Presented

Available-for-sale debt securities:
Realized (gains) and losses on available-for-sale debt securities	$(1,262)	Other expense

Amortization of defined benefit pension items:
Prior service costs(2)	$120	Other expense
Actuarial losses(2)	—	Other expense
	$120
Amortization of postretirement medical benefit items:
Prior service costs(3)	$(159)	Other expense
Actuarial losses(3)	1,128	Other expense
	$969
_________________
(1) Amounts in parenthesis indicate losses.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 7 - Postretirement Medical Benefits And Pension for additional details).
(3) These accumulated other comprehensive loss components are included in the computation of net periodic postretirement medical benefit cost. (See Note 7 - Postretirement Medical Benefits And Pension for additional details).

12. SHARE-BASED COMPENSATION
The Company grants employees and non-employee directors restricted stock units. Compensation cost arising from stock-settled share-based arrangements is shown in the following table:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Recognition of fair value of stock options, SARs and restricted stock units over vesting period	$1,835	$1,347
Total share-based compensation expense	$1,835	$1,347
Cancellation Option for Restricted Stock Units
Due to the Company’s depressed stock price, the Company offered all holders of unvested restricted stock units an option to cancel their units in order to mitigate potential unfavorable individual tax ramifications. During the three months ended March 31, 2018, the majority of restricted stock unit holders accepted the cancellation option, resulting in the cancellation of 471,026 restricted stock units. As the cancellation was not accompanied by the concurrent grant of a replacement award or other valuable consideration, the cancellation was accounted for as a repurchase for no consideration, resulting in the recognition of $1.7 million of compensation expense that represented the remaining unamortized compensation expense for these units at the time of cancellation.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Restricted Stock Units
Unamortized compensation expense is expected to be recognized over the next three years. Changes in our restricted stock for the three months ended March 31, 2018 were as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested as of December 31, 2017	774,951	$8.31
Canceled	(471,026)	(5.68)
Forfeited	(76,025)	(29.68)
Non-vested as of March 31, 2018	227,900	$6.63	$159

Cash Units

Compensation expense related to the Cash Units was $0.1 million for the three months ended March 31, 2017. There was no compensation expense related to the Cash Units for the three months ended March 31, 2018. Because the cash units are settled in cash they are accounted for as a liability award. The accrued liability related to the Cash Units was $0.1 million as of December 31, 2017. There was no accrued liability related to the Cash Units as of March 31, 2018.

13. EARNINGS PER SHARE
Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding stock options, stock appreciation rights ("SARs") and restricted stock units. No such items were included in the computations of diluted loss per share for the three months ended March 31, 2018 and 2017 because the Company incurred a net loss applicable to common stockholders in those periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Stock options, SARs and restricted stock units	233	807
14. SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting. The Company’s operations for the three months ended March 31, 2018 were classified into five reporting segments: Coal - U.S., Coal - Canada, Coal - WMLP, Heritage and Corporate. The Company's operations for the three months ended March 31, 2017 included the aforementioned reporting segments as well as our previously existing Power segment, however, during the fourth quarter of 2017 we sold all of the assets that comprised this Power operating segment and terminated all related power agreements. For a detailed description of the Company’s operations segmentation, please see our 2017 Form 10-K. Summarized financial information by segment is as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Coal - U.S.(1)	Coal - Canada	Coal - WMLP(1)	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended March 31, 2018
Revenues	$118,598	$109,272	$67,807	$—	$—	$—	$295,677
Depreciation, depletion, and amortization	10,337	7,517	8,165	—	—	16	26,035
Operating income (loss)	9,136	19,100	(1,996)	—	(1,227)	(14,586)	10,427
Total assets	810,076	458,781	336,150	—	16,941	14,848	1,636,796
Cash paid for capital expenditures	751	3,891	1,522	—	—	—	6,164
Three Months Ended March 31, 2017
Revenues	$142,458	$111,201	$74,805	$21,227	$—	$(2,678)	$347,013
Depreciation, depletion, and amortization	15,999	10,254	10,351	—	—	(37)	36,567
Operating income (loss)	10,238	(4,975)	1,282	(753)	(1,359)	(4,506)	(73)
Total assets	791,636	443,375	375,177	62,924	16,446	27,057	1,716,615
Cash paid for capital expenditures	1,895	2,094	3,221	—	—	—	7,210
____________________

(1)
The Coal - WMLP segment recorded revenues of $2.7 million for intersegment revenues to the Coal - U.S. segment for the three months ended March 31, 2017. No such revenues occurred during the three months ended March 31, 2018. Eliminations for intersegment revenues and cost of sales are presented within the Corporate segment.

Disaggregated Revenues

The following table presents our revenues for the three months ended March 31, 2018 disaggregated by type of revenue for each segment (in thousands):

	Coal - U.S.	Coal - Canada	Coal - WMLP
Domestic coal sales	$116,402	$80,267	$66,709
Export coal sales	—	28,588	—
Other revenues	2,196	417	1,098
Total	$118,598	$109,272	$67,807

15. CONTINGENCIES

Litigation
There have been no material changes in our litigation since December 31, 2017. For additional information, refer to Note 18. Commitments and Contingencies to the consolidated financial statements of our 2017 Form 10-K.
A loss contingency for the 2013 breach of a water containment pond at our Obed mine in Canada remains probable and reasonably estimable. The previous owner, Sherritt International Corporation, continues to fully indemnify us for the actual cost of the remediation as well as the costs of compliance with any regulatory orders, including any fees, fines, or judgments resulting from the water release. As of March 31, 2018, the Company has recorded $7.1 million in Other current liabilities in the Consolidated Balance Sheets (unaudited) for the estimated costs of remediation work and a corresponding amount in Receivables - Other in the Consolidated Balance Sheets (unaudited) to reflect the indemnification by the prior owner.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report and materials we have filed or will file with the Securities and Exchange Commission (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations and assumptions at the time they are made and are not guarantees of future performance. Because forward looking statements relate to the future, they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of this Quarterly Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in Item 1A - Risk Factors and throughout the Quarterly Report. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement. Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include but are not limited to the following:

•
Adverse impacts to our business, financial condition, results of operations and cash flows resulting from the ongoing capital structure review, including our possible filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code;

•
Adverse impacts to our business as a result of the audit opinion of our independent auditor containing an explanatory paragraph referencing our conclusion that substantial doubt exists as to our ability to continue as a going concern contained within our 2017 Form 10-K;

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

•	Natural disasters and events, including blizzards, earthquakes, drought, floods, fire and storms, not all of which are covered by insurance;

•	Potential title defects or loss of leasehold interests in our properties, which could result in unanticipated costs or an inability to mine the properties;

•	Risks associated with cybersecurity and data leakage;

•	Our ability to continue to acquire and develop coal reserves through acquisition and to raise the associated capital necessary to fund our expansion;

•	Changes in our tax position resulting from ownership changes, our interest in WMLP, and changes in tax law;

•	Risks associated with our interest in WMLP;

•	The availability and costs of key supplies or commodities, such as transportation, key equipment and materials;

•	Competition within our industry and with producers of competing energy sources;

•	Our relationships with, and other conditions affecting, our customers, including how power prices and consumption patterns affect our customers’ decisions to run their plants;

•	Changes in the export and import markets for coal products;

•	Extensive government regulations both in the US. and Canada, including existing and potential future legislation, treaties and regulatory requirements;

•	The impacts of climate change concerns;

•	Our ability to obtain and/or renew operating permits;

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

•	Our ability to raise capital due to our delisting from Nasdaq and the potential impacts to the liquidity of our common stock as a result of being traded on over-the-counter markets;

•	Our ability to effectively manage and integrate acquisitions;

•	Risks associated with our business outside the United States; and

•
Other factors that are described under the heading “Risk Factors” found in our reports filed with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q.

Unless otherwise specified, the forward-looking statements in this report speak as of the filing date of this Quarterly Report on Form 10-Q. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statements, whether because o new information, future developments or otherwise, except as may be required by law.
Overview
Westmoreland Coal Company produces and sells thermal coal primarily to investment grade utility customers under long-term, cost-protected contracts. Our focus is primarily on mine locations which allow us to employ dragline surface mining methods and take advantage of close customer proximity through mine-mouth power plants and strategically located rail transportation. Our coal operations include surface coal mines in the United States and Canada, underground coal mines in Ohio and New Mexico, a char production facility and a 50% interest in an activated carbon plant. We also own the general partner of, and a majority of the equity interests in, WMLP, a publicly-traded coal master limited partnership. We classify our business into three operating segments (Coal - U.S., Coal - Canada and Coal - WMLP) and two non-operating segments (Heritage and Corporate). Our Heritage segment primarily includes the costs of benefits we provide to former mining operation employees and our Corporate segment consists primarily of corporate administrative and business development expenses.
We are a holding company and conduct our operations through subsidiaries. We have significant cash requirements to fund our ongoing debt obligations, pension contributions, heritage health benefit costs and corporate overhead costs. The principal sources of cash flow to us are distributions from our operating subsidiaries.
Recent Trends and Activities
One of the major factors affecting the volume of coal that we sell in any given period is the demand for coal-generated electric power. Numerous factors affect the demand for electric power and the specific demands of customers, including weather patterns, the presence of hydro- or wind-generated energy in our particular energy grids, environmental and legal challenges, political influences, energy policies, international and domestic economic conditions, power plant outages and other factors discussed herein. More specifically, during the three months ended March 31, 2018, our financial results were impacted by several trends and activities, which are described below.

•
Ohio Coal Pricing. Operations within this region are exposed to changes in pricing on the open market. In recent quarters, the price of coal has been volatile and has generally been pressured by reduced demand, political pressures and the price of competing products, such as natural gas, that are used in energy production. This has resulted in depressed revenues, net income and Adjusted EBITDA in recent quarters. Whether, and to what extent, pricing and volume softness persist in future periods is dependent upon fluctuations in market demand within this region.

•
Coal Valley Coal Pricing. Operations at this mine have historically been exposed to changes in pricing on the open market. However, recently more favorable pricing was secured for 2018 given current market conditions, which will compensate recent downward trends in demand. Whether, and to what extent, favorable pricing and consistent volumes persist in future periods is dependent upon fluctuations in market demand within this region.

•
San Juan. The San Juan mine provides 100% of its coal to the San Juan Generating Station ("SJCC") in New Mexico, operated by Westmoreland's customer, Public Service of New Mexico ("PNM"). As anticipated, at the end of 2017, PNM closed two of SJCC's four coal power generating units, which is expected to decrease 2018 coal tons sold to SJCC by roughly half as compared to 2017. In addition, in March 2018 one of the remaining coal power generating units was damaged, resulting in an unplanned outage that is ongoing. PNM is currently assessing plans to remediate the outage. During the first quarter of 2018, coal tons sold from the San Juan mine declined 51% compared to the first quarter of 2017.

•
Capital Structure Review. In order to address our substantial indebtedness, as well as upcoming debt maturities, covenant violations and other issues, as described in Note 1 - Basis Of Presentation, we have engaged advisors to assist with the evaluation of strategic alternatives, which may include, but not be limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring or reorganization under Chapter 11 of the Bankruptcy Code. Costs associated with this process were $5.4 million in the three months ended March 31, 2018. There can be no assurances that our efforts will be successful in addressing these issues. Please see Note 1 - Basis Of Presentation as well as "Liquidity and Capital Resources" for further information.

•
Early Repayment of Loan and Lease Receivables. During the first quarter of 2017, we received $52.5 million from our customer at the Genesee mine, representing an accelerated repayment of all then-outstanding loan and lease receivables. These loan and lease receivables represented the financed portion of amounts owed to Westmoreland for capital expenditures we had made on behalf of our customer. This payment, which will not recur in 2018 or beyond, fully satisfied amounts owed to Westmoreland for loan and lease receivables and Westmoreland is no longer entitled to further payments from these agreements, which historically generally averaged approximately $3 million to $4 million per quarter. We have no further obligation to make capital expenditures at the mine, though we anticipate continuing to provide contract mining services at the Genesee mine through 2030.

•
ROVA Sale. During the fourth quarter of 2017, we sold all of the power assets associated with the Roanoke Valley Power Facility ("ROVA") and exited the related power purchase and supply agreements. As a result, the power segment had no revenue, operating income or EBITDA in the first quarter of 2018, but generated revenue of $21.2 million, an operating loss of $0.8 million and negative Adjusted EBITDA of $3.4 million in the first quarter of 2017.

•
Weather. Weather conditions are inherently unpredictable and could have positive or negative impacts on operating conditions and demand. As an example, during the first quarter of 2017, our Kemmerer mine experienced unusually high amounts of precipitation, which increased our mining costs and restricted our ability to supply coal. These factors lowered our coal tons sold and our revenues during the first quarter of 2017.

•
2017 Operating Challenges. Certain of our Canadian mines experienced unexpected operating challenges that impacted financial results for the first and second quarters of 2017. In addition, during the first and second quarters of 2017, we were mining in a more challenging area at the Coal Valley mine. This was in part because we had been operating Coal Valley in anticipation of either a sale or shutdown of the mine during 2017, which drove us to minimize the number of mining pits and delay maintenance on our equipment. This resulted in lower yields and increased costs during the first quarter of 2017.

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

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended March 31,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$295,677	$347,013	$(51,336)	(14.8)%
Operating income (loss)	$10,427	$(73)	$10,500	*
Net loss applicable to common shareholders	$(19,589)	$(29,618)	$10,029	(33.9)%
Adjusted EBITDA(1)	$49,871	$95,493	$(45,622)	(47.8)%
Tons sold—millions of equivalent tons	11.5	12.4	(0.9)	(7.3)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Revenues decreased 14.8% due in large part to the sale of ROVA assets and underlying revenue streams which occurred in the fourth quarter of 2017. The sale resulted in a period-over-period revenue decline of $21.2 million. Further contributing to the decrease were volume declines driven by the closure of two units at San Juan and ongoing demand pressure in our Ohio region.

Operating income increased $10.5 million driven primarily by production efficiencies and reduced depreciation, depletion and amortization expense. This was slightly offset by costs associated with our capital structure review, which did not occur in the first quarter of 2017.

Adjusted EBITDA improved by $6.9 million, or 16%, after excluding the $52.5 million in loan and lease receivable collection in the first quarter of 2017, as described in "Recent Trends and Activities" above. This period-over-period increase is primarily due to the improvement in operating income, also described above.
Coal - U.S. Segment Operating Results

	Three Months Ended March 31,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$118,598	$142,458	$(23,860)	(16.7)%
Operating income	$9,136	$10,238	$(1,102)	(10.8)%
Adjusted EBITDA(1)	$24,151	$32,559	$(8,408)	(25.8)%
Tons sold—millions of equivalent tons	4.5	4.7	(0.2)	(4.3)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Revenues decreased 16.7% primarily due to a decline in volume at the San Juan mine resulting from the closure of two of the four coal power generating units at the San Juan Generating Station, as described previously. Revenue was also negatively impacted by amended contract terms with one of our merchant customers, which resulted in lower pricing. These declines were partially offset by increased demand at certain other mines, particularly our mines in Montana.
Operating income decreased $1.1 million driven primarily by decreases in revenues as a result of lower volumes and pricing, as discussed above.
Adjusted EBITDA declined $8.4 million during the first quarter of 2018 compared with the same quarter in 2017. This decline was due primarily to the decline in pricing as well as a decline in volumes, thereby reducing revenues, as discussed above, which were only partially offset by the reduction in cost of sales.
Coal - Canada Segment Operating Results

	Three Months Ended March 31,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$109,272	$111,201	$(1,929)	(1.7)%
Operating income (loss)	$19,100	$(4,975)	$24,075	*
Adjusted EBITDA(1)	$29,016	$61,421	$(32,405)	(52.8)%
Tons sold—millions of equivalent tons	5.5	6.0	(0.5)	(8.3)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues decreased 1.7% on an 8.3% decline in coal tons sold due to lower demand across much of the segment, offset by pricing increases, particularly at our Coal Valley mine, as discussed in "Recent Trends and Activities" above.
Operating income increased by $24.1 million due to production efficiencies at our Coal Valley mine as compared to the first quarter of 2017.
Adjusted EBITDA improved by $20.1 million after excluding the $52.5 million in loan and lease receivable collection in the first quarter of 2017, as described in "Recent Trends and Activities" above. This is primarily due to the improvement in operating income, also described above.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Coal - WMLP Segment Operating Results

	Three Months Ended March 31,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$67,807	$74,805	$(6,998)	(9.4)%
Operating (loss) income	$(1,996)	$1,282	$(3,278)	*
Adjusted EBITDA(1)	$10,096	$12,869	$(2,773)	(21.5)%
Tons sold—millions of equivalent tons	1.5	1.7	(0.2)	(11.8)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues decreased 9.4% on 11.8% fewer coal tons sold driven primarily by ongoing demand pressure in our Ohio market. These declines were offset primarily by higher sales volume and pricing from our Kemmerer mine, which benefited from higher quality coal deliveries and increased volumes in the first quarter of 2018 compared with the first quarter of 2017, when volumes were depressed due to the weather-related challenges described in "Recent Trends and Activities" above.
An operating loss of $2.0 million was driven largely by a $7.0 million period-to-period decline in revenue as described above, coupled with an increase in selling, general and administrative expense associated with our capital structure review. These declines were partially offset by a decline in cost of sales due to fewer tons sold and lower depreciation, depletion and amortization expense resulting from a smaller and aging fleet at our Ohio operations.
Adjusted EBITDA decreased by $2.8 million largely driven by factors impacting operating income as described above. Adjusted EBITDA excludes advisory fees and the positive operating income impact of lower depreciation, depletion and amortization expense discussed above.

Non-GAAP Financial Measures
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

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Reconciliation of Adjusted EBITDA to Net Loss
Net loss	$(20,311)	$(30,117)
Income tax benefit	(35)	(372)
Interest income	(1,043)	(893)
Interest expense	30,083	29,261
Depreciation, depletion and amortization	26,035	36,567
Accretion of asset retirement obligation	8,650	11,295
Amortization of intangible assets and liabilities	—	(267)
EBITDA	43,379	45,474
Advisory fees(1)	5,397	—
(Gain) loss on foreign exchange	(1,311)	467
Customer payments received under loan and lease receivables(2)	—	50,489
Derivative gain	—	(2,384)
Loss on sale/disposal of assets and other adjustments	571	100
Share-based compensation	1,835	1,347
Adjusted EBITDA	$49,871	$95,493
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

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Adjusted EBITDA by Segment
Coal - U.S.	$24,151	$32,559
Coal - Canada	29,016	61,421
Coal - WMLP	10,096	12,869
Power	—	(3,373)
Heritage	(3,268)	(3,670)
Corporate	(10,124)	(4,313)
Total	$49,871	$95,493

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Liquidity and Capital Resources
Liquidity
We had the following liquidity as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents	$78.8	$103.2
Revolver availability	24.3	28.7
Total	$103.1	$131.9

We conduct our operations through subsidiaries. We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions and corporate overhead expenses. Our principal sources of cash are distributions from our operating subsidiaries. The cash at all of our subsidiaries is immediately available, except for the Westmoreland San Juan Entities ($21.3 million and $19.3 million as of March 31, 2018 and December 31, 2017, respectively) and WMLP ($37.5 million and $36.7 million as of March 31, 2018 and December 31, 2017, respectively). The cash at the Westmoreland San Juan Entities and WMLP is governed as described in Note 6 - Debt And Lines Of Credit.
Debt Obligations
See Note 6 - Debt And Lines Of Credit for a description of our different debt facilities.
Covenant Compliance
The impacts of declining industry conditions and significant debt service requirements on the Company’s financial position, results of operations, and cash flows give rise to substantial doubt about our ability to pay our obligations as they come due. In consideration of the substantial amount of long-term debt outstanding and the aforementioned declining industry conditions and covenant defaults which required waivers or amendments to cure, the Company has engaged advisors to assist with the evaluation of strategic alternatives, which may include, but not be limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring or reorganization under Chapter 11 of the Bankruptcy Code. However, there can be no assurances that the Company will be able to successfully restructure its indebtedness, improve its financial position or complete any strategic transactions. As a result of these uncertainties and the likelihood of a restructuring or reorganization, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern.
The WMLP Term Loan matures on December 31, 2018 and WMLP does not currently have liquidity or access to additional capital sufficient to pay off this debt by its maturity date. This condition gives rise to substantial doubt about WMLP’s ability to continue as a going concern for one year after the issuance of their financial statements. Certain covenants in the WMLP Term Loan provide that an audit opinion on WMLP’s stand-alone consolidated financial statements that includes an explanatory paragraph referencing WMLP's conclusion that substantial doubt exists as to WMLP’s ability to continue as a going concern constitutes an event of default. The audit opinion in WMLP’s Annual Report on Form 10-K for the year ended December 31, 2017 ("WMLP's 2017 Form 10-K") contained such an explanatory paragraph.

On March 1, 2018, the WMLP Term Loan lenders waived the event of default arising as a result of such explanatory paragraph being included in the audit opinion in WMLP’s 2017 Form 10-K. This waiver expires on the earlier occurrence of May 15, 2018 or upon the occurrence of any other event of default under the WMLP Term Loan. Unless WMLP obtains further waivers for or otherwise cures this event of default, the lenders could accelerate the maturity date of the WMLP Term Loan after the waiver expires, making it immediately due and payable. This event of default under the WMLP Term Loan would also constitute an event of default under our Term Loan and 8.75% Notes, making them also immediately due and payable. Accordingly, all outstanding principal balances and related debt issuance costs for the WMLP Term Loan, the Term Loan and the 8.75% Notes are presented as current debt on our Consolidated Balance Sheets (unaudited). We do not currently have liquidity or access to additional capital sufficient to pay off this debt.

Our Revolver contains a financial covenant requiring that we maintain certain minimum fixed charge coverage ratios. On March 30, 2018, we executed an amendment to our Revolver with Canadian Imperial Bank of Commerce (formerly known as The

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

PrivateBank and Trust Company), as agent and as lender, and East West Bank, as a lender, which amended, among other things, the calculation of Canadian EBITDA as it is used in the fixed charge coverage ratio. The amendment removed certain prior period financial results attributable to the Coal Valley mine from Canadian EBITDA and results in our compliance with the covenant for the three months ended March 31, 2018. Absent this amendment we would have failed to satisfy the financial covenant. The amendment also waived any covenant violation for the year ended December 31, 2017 that solely resulted from the receipt of an opinion from our independent registered public accounting firm that included an explanatory paragraph referencing WCC’s conclusion that substantial doubt exists as to WCC’s ability to continue as a going concern.

Our San Juan Loan provides that the issuance of parent company (WCC) financial statements which include an audit opinion containing an explanatory paragraph referencing WCC's conclusion that substantial doubt exists as to WCC's ability to continue as a going concern constitutes an event of default thereunder. On March 28, 2018, we executed an extension and waiver agreement with NM Capital Utility Corporation, as lender, which, among other things, waived the requirement that the audit opinion included in our consolidated financial statements for the year ended December 31, 2017 is without such an explanatory paragraph. This waiver expires on the earlier of May 1, 2019 or the occurrence of any event of default not already waived.
Restricted Group and Unrestricted Group Results
Under the indenture governing the 8.75% Notes, the Term Loan, the San Juan Loan and the Revolver, Westmoreland San Juan, LLC, Westmoreland Resources GP, LLC, WMLP and all of WMLP’s subsidiaries are designated as "unrestricted subsidiaries" (the "Unrestricted Group"). All of our other subsidiaries are "restricted subsidiaries" (the "Restricted Group"). Only the Restricted Group provides credit support for our obligations under the 8.75% Notes, the Term Loan and the Revolver. The Unrestricted Group is not subject to any of the restrictive covenants in the 8.75% Notes, the Term Loan or the Revolver. Conversely, the Restricted Group are not obligors of the WMLP Term Loan or the San Juan Loan and such indebtedness is non-recourse to the Restricted Group and its assets.
The 8.75% Notes require summary information for the Restricted Group and Unrestricted Group provided as follows:

	Restricted Group	Unrestricted Group	Total
	(In thousands)
Balance sheet as of March 31, 2018:
Cash and cash equivalents	$20,021	$58,773	$78,794
Total current assets	239,094	146,473	385,567
Total assets	987,824	648,972	1,636,796
Total current liabilities	861,793	395,514	1,257,307
Total debt	670,895	372,120	1,043,015
Total liabilities	1,550,260	576,210	2,126,470

Statement of operations for the three months ended March 31, 2018:
Revenues	$193,662	$102,015	$295,677
Operating costs and expenses	188,439	96,811	285,250
Operating income	5,223	5,204	10,427
Other expense	(17,897)	(12,876)	(30,773)
Loss before income taxes	(12,674)	(7,672)	(20,346)
Income tax benefit	(35)	—	(35)
Net loss	(12,639)	(7,672)	(20,311)
Less net loss attributable to noncontrolling interest	(722)	—	(722)
Net loss attributable to the Parent company	$(11,917)	$(7,672)	$(19,589)
Adjusted EBITDA	$26,989	$22,882	$49,871
Non-Guarantor Restricted Subsidiaries' Results

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

The 8.75% Notes require summary information for Absaloka Coal, LLC, WRMI, Westmoreland Canada LLC, the Canadian subsidiaries and our Netherlands subsidiary (collectively, the “Non-Guarantor Restricted Subsidiaries”) as follows:

	March 31, 2018	Percent of Consolidated Total
	(In thousands)
Total assets	$650,980	39.8%
Total debt	$10,821	1.0%
Total liabilities	$217,928	10.2%

	Three Months Ended March 31, 2018	Percent of Consolidated Total
	(In thousands)
Revenues	$109,271	37.0%
Adjusted EBITDA	$29,066	58.3%
Our non-guarantor Canadian subsidiaries had availability of up to $14.3 million under the Canadian tranche of the Revolver as of March 31, 2018.

Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash provided by (used in):
Operating activities	$(8,918)	$(710)
Investing activities	(7,507)	36,029
Financing activities	(9,758)	(22,546)
For the first quarter of 2018, our operating activities used $8.9 million in cash, resulting in additional cash of $8.2 million used in operating activities compared to the first quarter of 2017. This is primarily due to an increase in inventory production at our Coal Valley mine, combined with approximately $5.4 million of advisory fees incurred during the first quarter of 2018, as described further in "Results of Operations." We used $7.5 million of cash in investing activities for the first quarter of 2018, mostly related to $6.2 million of capital expenditures. This resulted in a period-over-period decrease of cash used in investing activities of $7.0 million, or 48%, after excluding the $50.5 million return of and on capital from our customer at our Genesee mine related to the payoff of the loan and lease receivable in its entirety. This decline, after excluding the return of and on capital, was primarily due to a $1.0 million reduction in capital expenditures and no cash payments related to acquisitions during the first quarter of 2018, compared to $3.6 million of cash payments related to acquisitions during the first quarter of 2017. Financing activities consumed $9.8 million of cash during the first quarter of 2018 which is down $12.7 million period-over-period due primarily to lower contractually required repayments of long-term debt.
Asset Retirement Obligations and Related Assets Available to Fund Obligations
Our asset retirement obligations as of March 31, 2018, by segment, are presented in the table below. Asset retirement obligations are discounted based on our credit-adjusted risk-free interest rates.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Asset Retirement Obligations
(In thousands)
Coal - U.S.	$299,445
Coal - Canada	122,431
Coal - WMLP	44,145
Power	2,913
Total	$468,934
Our projected undiscounted, uninflated raw costs of final reclamation and related restricted investments, reclamation deposits, reclamation bond collateral and customer obligations for final reclamation as of March 31, 2018 were as follows:

	Projected Final Reclamation Costs	Reclamation Deposits	Restricted Investments and Bond Collateral	Customer Obligations for Final Reclamation
	(In thousands)
Coal - U.S.	$496,231	$77,542	$16,601	$325,220
Coal - Canada	191,420	—	53,001	—
Coal - WMLP	73,629	—	35,696	—
Power	3,888	—	—	—
Total	$765,168	$77,542	$105,298	$325,220
Our projected final reclamation costs presented above represent our estimate of the undiscounted cash flows that will be required to complete our reclamation obligations. These undiscounted cash flows are the basis for the asset retirement obligations that are recorded on the Consolidated Balance Sheets (unaudited) at a discounted value. Reclamation deposits represent cash payments collected from customers and reserved for reclamation activities and are recorded on our Consolidated Balance Sheets (unaudited) under the caption Restricted investments, reclamation deposits and bond collateral. Restricted investments and bond collateral are available-for-sale debt securities and other short-term highly liquid investments that are restricted for use in reclamation activities and are not available for the Company’s general cash use and are also recorded on the Consolidated Balance Sheets (unaudited) under the caption Restricted investments, reclamation deposits and bond collateral. Certain long-term coal supply agreements require that the customer pay us for costs incurred in the performance of reclamation activities. The undiscounted projected final reclamation costs that are subject to reimbursement under these agreements are reflected above but are not recorded on our Consolidated Balance Sheets (unaudited).

Critical Accounting Policies and Estimates
Please refer to the corresponding section in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K as well as Note 2 - Revenue of this Quarterly Report on Form 10-Q for a discussion of our critical accounting policies and estimates.
Recent Accounting Pronouncements
See Note 1 - Basis Of Presentation.
Off-Balance Sheet Arrangements
In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees and financial instruments with off-balance sheet risk, such as letters of credit and performance and surety bonds. We utilize surety bonds and letters of credit issued by financial institutions to third parties to assure the performance of our obligations relating to reclamation, workers’ compensation, postretirement medical benefits and other obligations. These arrangements are not reflected in our Consolidated Balance Sheets (unaudited), and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.
There have been no material changes to our off-balance sheet arrangements since December 31, 2017. Our off-balance sheet arrangements are discussed in Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk since December 31, 2017. For additional information, refer to Part II - Item 7A - Quantitative and Qualitative Disclosures about Market Risk in our 2017 Form 10-K.

ITEM 4	— CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2018. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	— LEGAL PROCEEDINGS
We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with certainty the outcome of Actions brought against us. Accordingly, adverse developments, settlements or resolutions may occur and may result in a negative impact on income in the quarter of such development, settlement or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results. See Note 15 - Contingencies for a description of any pending legal proceedings, which information is incorporated herein by reference.

ITEM 1A	— RISK FACTORS
We have disclosed under the heading “Risk Factors” in our 2017 Form 10-K, the risk factors that we believe materially affect our business, financial condition and/or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the 2017 Form 10-K and the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not make any sales of its common stock during the three months ended March 31, 2018.

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

ITEM 6	— EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-11155	3.1	7/31/2015
3.2	Amended and Restated Bylaws	8-K	001-11155	3.1	2/25/2015
3.3	Amendment Number One to the Amended and Restated Bylaws of Westmoreland Coal Company	8-K	001-11155	3.1	5/18/2016
10.1	Form version of Letter Agreement dated March 7, 2018	8-K	001-11155	10.1	3/07/2018
10.2	Key Employee Incentive Compensation Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). The financial information contained in the XBRL-related document is “unaudited” or “unreviewed.” Exhibits 32 and 101 attached hereto are being furnished and shall not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTMORELAND COAL COMPANY

Date:	May 4, 2018	/s/ Gary A. Kohn
Gary A. Kohn
Chief Financial Officer (Principal Financial Officer and A Duly Authorized Officer)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information - See Notes to Schedule I Condensed Financial Statements)

	March 31, 2018	December 31, 2017
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$637	$6,942
Receivables:
Intercompany receivable	31,724	30,634
Other	864	2,150
Total receivables	32,588	32,784
Other current assets	4,912	1,051
Total current assets	38,137	40,777
Property, plant and equipment:
Plant and equipment	2,138	2,558
Less accumulated depreciation and amortization	1,060	1,326
Net property, plant and equipment	1,078	1,232
Restricted investments	16,526	16,497
Investment in subsidiaries	318,923	343,226
Intercompany receivable	156,204	156,204
Other assets	5,851	5,710
Total Assets	$536,719	$563,646
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$652,613	$651,142
Accounts payable and accrued expenses:
Trade and other accrued liabilities	18,942	17,536
Interest payable	7,909	15,541
Postretirement medical benefits	12,275	12,275
Other current liabilities	4,119	1,035
Total current liabilities	695,858	697,529
Long-term debt, less current installments	500	500
Postretirement medical benefits, less current portion	258,210	257,559
Pension and SERP obligations, less current portion	38,997	39,209
Intercompany payable	9,067	9,820
Other liabilities	23,761	23,807
Total liabilities	1,026,393	1,028,424
Shareholders’ deficit:
Common stock	188	188
Other paid-in capital	252,327	250,494
Accumulated other comprehensive loss	(165,168)	(158,699)
Accumulated deficit	(571,797)	(552,263)
Total shareholders’ deficit	(484,450)	(460,280)
Noncontrolling interests in consolidated subsidiaries	(5,224)	(4,498)
Total deficit	(489,674)	(464,778)
Total Liabilities and Deficit	$536,719	$563,646

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Information - See Notes to Schedule I Condensed Financial Statements)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenues	$—	$—
Cost, expenses and other:
Cost of sales	406	658
Depreciation, depletion and amortization	237	121
Selling and administrative	14,384	5,997
Heritage health benefit expenses	889	992
	15,916	7,768
Operating loss	(15,916)	(7,768)
Other income (expense):
Interest expense	(15,728)	(15,111)
Interest income	3,137	3,645
Other expense	(2,510)	(2,863)
	(15,101)	(14,329)
Loss before income taxes and loss of consolidated subsidiaries	(31,017)	(22,097)
Equity in income (loss) of consolidated subsidiaries	10,647	(8,346)
Loss before income taxes	(20,370)	(30,443)
Income tax benefit	(59)	(326)
Net loss	(20,311)	(30,117)
Less net loss attributable to noncontrolling interest	(722)	(499)
Net loss attributable to the Parent company	$(19,589)	$(29,618)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Parent Company Information - See Notes to Schedule I Condensed Financial Statements)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net loss	$(20,311)	$(30,117)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains and prior service costs, pension	120	594
Adjustments to accumulated actuarial gains and transition obligations, pension	(193)	136
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	969	964
Adjustments to accumulated actuarial gains and transition obligations, postretirement medical benefits	—	—
Tax effect of other comprehensive income	(45)	(958)
Foreign currency translation adjustment (losses) gains	(7,289)	2,103
Unrealized and realized (losses) gains on available-for-sale debt securities	(31)	810
Other comprehensive (loss) income, net of income taxes	(6,469)	3,649
Comprehensive loss	(26,780)	(26,468)
Less: Comprehensive loss attributable to noncontrolling interest	(722)	(499)
Comprehensive loss attributable to Parent company	$(26,058)	$(25,969)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information - See Notes to Schedule I Condensed Financial Statements)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(20,311)	$(30,117)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	237	121
Share-based compensation	1,456	1,029
Amortization of deferred financing costs	1,601	1,161
Gain on foreign exchange	2	(6)
Equity in loss of subsidiaries	(10,647)	8,346
Deferred income tax benefit	—	(325)
Distributions received from subsidiaries	—	—
Other	98	(465)
Changes in operating assets and liabilities:
Receivables	1,286	1,797
Accounts payable and accrued expenses	1,423	(12,766)
Other assets and liabilities	(9,273)	(45,797)
Net cash used in operating activities	(34,128)	(77,022)
Cash flows from investing activities:
Additions to property, plant and equipment	(71)	(198)
Proceeds from sales of restricted investments	965	1,016
Purchases of restricted investments	(899)	(1,057)
Net cash used in investing activities	(5)	(239)
Cash flows from financing activities:
Repayments of long-term debt	(1,039)	(822)
Borrowings on revolving lines of credit	71,900	—
Repayments on revolving lines of credit	(70,861)	—
Transactions with Parent/affiliates	27,828	88,380
Other	—	190
Net cash provided by financing activities	27,828	87,748
Net (decrease) increase in cash and cash equivalents	(6,305)	10,487
Cash and cash equivalents, beginning of period	6,942	10,256
Cash and cash equivalents, end of period	$637	$20,743

WESTMORELAND COAL COMPANY
NOTES TO SCHEDULE I CONDENSED FINANCIAL STATEMENTS
Parent Company Information

1.LONG-TERM DEBT AND LINES OF CREDIT
The amounts outstanding under the Parent's long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	March 31, 2018	December 31, 2017
	(In thousands)
8.75% Notes	$350,000	$350,000
Term Loan	319,773	320,595
Revolver	1,039	—
Other debt	500	500
Total debt	671,312	671,095
Less debt discount and issuance costs, net	(18,199)	(19,453)
Less current installments	(652,613)	(651,142)
Total non-current debt	$500	$500
The following table presents aggregate contractual debt maturities of all long-term debt for the Parent:

March 31, 2018
Maturities(1)	(In thousands)
2018	$1,539
2019	—
2020	319,773
2021	—
2022	350,000
Thereafter	—
Total debt	$671,312
____________________
(1) Debt obligations are scheduled based on their contractual maturities and are not reflective of any potential accelerations discussed in Note 6 - Debt And Lines Of Credit.

For details on the 8.75% Notes, Term Loan and Revolver debt facilities, see Note 6 - Debt And Lines Of Credit.