Form 10-Q
period 2018-06-30
WESTMORELAND COAL Co
filed 2018-08-06
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 2, 2018: 18,788,532 shares of common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$63,187	$103,247
Receivables:
Trade	78,504	89,311
Other	13,741	17,697
Total receivables	92,245	107,008
Inventories	137,240	106,795
Unbilled revenues	57,560	63,874
Other current assets	26,539	11,517
Total current assets	376,771	392,441
Land, mineral rights, property, plant and equipment	1,239,701	1,665,740
Less accumulated depreciation, depletion and amortization	(657,109)	(923,905)
Net land, mineral rights, property, plant and equipment	582,592	741,835
Advanced coal royalties	12,930	21,404
Restricted investments, reclamation deposits and bond collateral	205,812	200,194
Unbilled revenues, less current portion	218,892	225,245
Investment in joint venture	24,716	27,763
Other assets	35,882	55,036
Total Assets	$1,457,595	$1,663,918
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$1,071,533	$983,427
Accounts payable and accrued expenses:
Trade and other accrued liabilities	106,125	121,489
Interest payable	26,042	22,840
Production taxes	40,915	41,688
Postretirement medical benefits	14,734	14,734
Deferred revenue	6,120	3,201
Asset retirement obligations	50,110	48,429
Other current liabilities	8,164	9,401
Total current liabilities	1,323,743	1,245,209
Long-term debt, less current installments	15,416	64,980
Postretirement medical benefits, less current portion	319,583	317,407
Pension and SERP obligations, less current portion	42,827	43,585
Asset retirement obligations, less current portion	412,613	426,038
Other liabilities	29,598	31,477
Total liabilities	2,143,780	2,128,696
Shareholders’ deficit:
Common stock of $0.01 par value: Authorized 30,000,000 shares; Issued and outstanding 18,788,532 shares at June 30, 2018 and 18,771,643 shares at December 31, 2017	188	188
Other paid-in capital	252,354	250,494
Accumulated other comprehensive loss	(170,289)	(158,699)
Accumulated deficit	(757,949)	(552,263)
Total shareholders’ deficit	(675,696)	(460,280)
Noncontrolling interests in consolidated subsidiaries	(10,489)	(4,498)
Total deficit	(686,185)	(464,778)
Total Liabilities and Shareholders’ Deficit	$1,457,595	$1,663,918
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues	$276,312	$327,314	$571,989	$674,326
Cost, expenses and other:
Cost of sales (exclusive of depreciation, depletion and amortization, shown separately)	227,066	272,317	452,226	557,337
Depreciation, depletion and amortization	26,396	39,497	52,431	76,064
Selling and administrative	38,954	28,327	73,293	56,902
Heritage health benefit expenses	914	1,001	1,802	1,995
(Gain) loss on sale/disposal of assets	(2,401)	133	(2,397)	(34)
Loss on impairment	143,324	—	143,324	—
Derivative loss (gain)	—	481	—	(1,904)
Loss (income) from equity affiliates	67	(1,400)	(1,109)	(2,919)
Other operating income	(23)	—	(23)	—
	434,297	340,356	719,547	687,441
Operating loss	(157,985)	(13,042)	(147,558)	(13,115)
Other (expense) income:
Interest expense	(30,816)	(30,109)	(60,899)	(59,371)
Loss on extinguishment of debt	(1,838)	—	(1,838)	—
Interest income	1,174	1,038	2,217	1,931
Gain (loss) on foreign exchange	264	(1,137)	1,575	(1,602)
Other expense	(2,838)	(3,434)	(5,882)	(5,015)
	(34,054)	(33,642)	(64,827)	(64,057)
Loss before income taxes	(192,039)	(46,684)	(212,385)	(77,172)
Income tax benefit	(712)	(402)	(747)	(774)
Net loss	(191,327)	(46,282)	(211,638)	(76,398)
Less net loss attributable to noncontrolling interest	(5,260)	(138)	(5,982)	(637)
Net loss applicable to common shareholders	$(186,067)	$(46,144)	$(205,656)	$(75,761)

Net loss per share applicable to common shareholders:
Basic and diluted	$(9.91)	$(2.47)	$(11.00)	$(4.07)
Weighted average number of common shares outstanding:
Basic and diluted	18,772	18,700	18,700	18,636
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(191,327)	$(46,282)	$(211,638)	$(76,398)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains and prior service costs, pension	119	583	239	1,177
Adjustments to accumulated actuarial gains and transition obligations, pension	148	165	(45)	301
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	969	965	1,938	1,929
Tax effect of other comprehensive income	(857)	(1,247)	(902)	(2,205)
Foreign currency translation adjustment (losses) gains	(5,255)	5,926	(12,544)	8,029
Unrealized and realized (losses) gains on available-for-sale debt securities	(246)	386	(276)	1,196
Other comprehensive (loss) income, net of income taxes	(5,122)	6,778	(11,590)	10,427
Comprehensive loss	(196,449)	(39,504)	(223,228)	(65,971)
Less: Comprehensive loss attributable to noncontrolling interest	(5,260)	(138)	(5,982)	(637)
Comprehensive loss attributable to common shareholders	$(191,189)	$(39,366)	$(217,246)	$(65,334)
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(211,638)	$(76,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	52,431	76,064
Accretion of asset retirement obligation	17,302	22,437
Share-based compensation	1,860	2,480
Loss on impairment	143,324	—
Non-cash interest expense	4,782	4,639
Amortization of deferred financing costs	5,162	5,193
Non-cash loss on extinguishment of debt	1,420	—
Gain on derivative instruments	—	(1,904)
(Gain) loss on foreign exchange	(1,575)	1,602
Income from equity affiliates	(1,109)	(2,919)
Distributions from equity affiliates	1,262	3,403
Deferred income tax benefit	(712)	(774)
Other	182	(1,752)
Changes in operating assets and liabilities:
Receivables	13,826	11,360
Inventories	(33,275)	7,706
Accounts payable and accrued expenses	(14,403)	(20,919)
Interest payable	6,715	532
Deferred revenue	2,908	(4,924)
Unbilled revenues	12,234	(12,449)
Other assets and liabilities	(20,602)	17,596
Asset retirement obligations	(20,176)	(20,819)
Net cash (used in) provided by operating activities	(40,082)	10,154
Cash flows from investing activities:
Additions to property, plant and equipment	(11,773)	(13,104)
Proceeds from sales of restricted investments	23,623	21,605
Purchases of restricted investments	(23,252)	(24,731)
Cash payments related to acquisitions and other	—	(3,580)
Proceeds from sales of assets	2,087	783
Receipts from loan and lease receivables	—	50,488
Other	(399)	(969)
Net cash (used in) provided by investing activities	(9,714)	30,492
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	86,700	—
Repayments of long-term debt	(66,996)	(44,324)
Borrowings on revolving lines of credit	122,400	113,200
Repayments on revolving lines of credit	(122,400)	(113,200)
Debt issuance costs and other refinancing costs	(2,664)	—
Other	—	(364)
Net cash provided by (used in) financing activities	17,040	(44,688)
Effect of exchange rate changes on cash	1,186	463
Net (decrease) increase in cash and cash equivalents, including restricted cash	(31,570)	(3,579)
Cash and cash equivalents, including restricted cash, beginning of period	152,439	129,615
Cash and cash equivalents, including restricted cash, end of period	$120,869	$126,036
Supplemental disclosures of cash flow information:
Cash paid for interest	$41,978	$48,931
Non-cash transactions:
Accrued purchases of property and equipment	$5,495	$1,009
Capital leases and other financing sources	—	480
San Juan longwall financing	8,643	—

Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$63,187	$57,620
Restricted cash in Restricted investments, reclamation deposits and bond collateral	57,682	68,416
	$120,869	$126,036

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company (the "Company" or "WCC"), and its subsidiaries and controlled entities including those of Westmoreland Resource Partners, LP ("WMLP"). All intercompany transactions and accounts have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and require the use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q ("Quarterly Report") is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to current period presentation. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018.
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
Going Concern, Liquidity and Management’s Plan

We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions and corporate overhead expenses. Our consolidated cash and cash equivalents balance as of June 30, 2018 was $63.2 million. However, this balance includes cash and cash equivalents of $28.2 million at WMLP as of June 30, 2018 that are restricted and unavailable to WCC. The cash and cash equivalents at WMLP is governed as described in Note 7 - Debt And Lines Of Credit. Our consolidated cash and cash equivalents balance includes proceeds of the initial draw on our Bridge Loan, which pursuant to such transaction we negotiated Forbearances of certain of our debt covenants and restrictions from greater than 75% of our lenders and note holders under our Term Loan and 8.75% Notes, respectively, as described below and further described in Note 7 - Debt And Lines Of Credit.

The impacts of declining industry conditions and significant debt service requirements on the Company’s financial position, results of operations and cash flows gives rise to substantial doubt about our ability to pay our obligations as they come due. In consideration of these challenges, the Company has engaged advisers to assist with the evaluation of strategic alternatives, which may include seeking a restructuring, selling certain assets, amendment or refinancing of existing debt through a private restructuring or reorganization under Chapter 11 of the Bankruptcy Code. However, there can be no assurances that the Company will be able to successfully restructure its indebtedness, improve its financial position or complete any strategic transactions. As a result of these uncertainties and the likelihood of a restructuring or reorganization, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern. As such, the accompanying consolidated financial statements (unaudited) are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern, other than the reclassification of certain long-term debt to current debt and the related debt issuance costs to current liabilities and current assets, respectively.

On May 21, 2018, we entered into the Bridge Loan agreement, as described further in Note 7 - Debt And Lines Of Credit, which provided an additional $110 million term loan, consisting of an initial funding of $90 million and an undrawn delayed draw funding of up to $20 million. Approximately $48.5 million of the initial $90 million in proceeds of the Bridge Loan was used to extinguish in full the Company’s Revolver and San Juan Loan. The remaining proceeds will be used to fund working capital. The extinguishment of the San Juan Loan has eliminated certain previous restrictions and now operating cash flows generated at the San Juan mine are available for use by the Company. The Bridge Loan has a maturity date of May 21, 2019.

Concurrently with the execution of the Bridge Loan on May 21, 2018, the Company entered into a forbearance agreement with greater than 75% of note holders ("Supporting Note Holders") of the Company’s 8.75% Notes in which the Supporting Note Holders agreed to forbear from exercising certain rights and remedies under the Indenture or the related security documents until the earlier of a) September 30, 2018, or b) a termination event (as defined in such agreement) ("Note Forbearance"). Additionally, the Company entered into a fourth amendment to its Term Loan Credit Agreement, greater than 75% of the lenders thereunder ("Supporting Lenders") agreed to forbear from exercising certain rights and remedies under the Term

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Loan Credit Agreement or the related security documents until the earlier of a) September 30, 2018, or b) a termination event (as defined in such agreement) ("Term Loan Forbearance," and together with the Note Forbearance, the "Forbearances").

Pursuant to the forbearing of rights and remedies of Term Loan lenders and 8.75% Notes holders upon the non-payment of principal and interest when due, as more particularly described in the Forbearances (defined in Note 7 - Debt And Lines Of Credit), on June 29 and July 2, 2018, respectively, we elected to defer a scheduled interest and principal payment of $8.0 million on the Term Loan and a scheduled interest payment of $15.3 million on the 8.75% Notes. In accordance with the Forbearances, the Supporting Note Holders and the Supporting Lenders may not deliver any notice or instruction to the respective trustee or administrative agent to exercise any rights or remedies as a result of our election to defer these interest and principal payments during the forbearance period.

The WMLP Term Loan matures on December 31, 2018 and WMLP does not currently have liquidity or access to additional capital sufficient to pay off this debt by its maturity date. This condition gives rise to substantial doubt about WMLP’s ability to continue as a going concern for one year after the issuance of its financial statements. Certain covenants in the WMLP Term Loan provide that an audit opinion on WMLP’s stand-alone consolidated financial statements that includes an explanatory paragraph referencing WMLP's conclusion that substantial doubt exists as to WMLP’s ability to continue as a going concern constitutes an event of default. The audit opinion in WMLP’s Annual Report on Form 10-K for the year ended December 31, 2017 ("WMLP's 2017 Form 10-K") contained such an explanatory paragraph. On each of March 1, May 15, June 15, and July 31, 2018, the WMLP Term Loan lenders temporarily waived the event of default arising as a result of such explanatory paragraph being included in the audit opinion in WMLP’s 2017 Form 10-K. The current waiver expires on the earlier occurrence of September 8, 2018 or upon the occurrence of any other event of default under the WMLP Term Loan. Unless WMLP obtains further waivers for or otherwise cures this event of default, the lenders could accelerate the maturity date of the WMLP Term Loan after the waiver expires, making it immediately due and payable. Pursuant to the Forbearances, the Supporting Note Holders and Supporting Lenders have agreed to forbear the exercise of rights and remedies during the period of the Forbearances that may result from this event of default under the WMLP Term Loan. All outstanding principal balances and related debt issuance costs for the WMLP Term Loan, the Term Loan, the 8.75% Notes and the Bridge Loan are presented as current debt on our Consolidated Balance Sheets (unaudited). We do not currently have liquidity or access to additional capital sufficient to pay off this debt.

As disclosed in our Current Report on Form 8-K filed April 16, 2018, we received a notification of deficiency from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) based on the Company’s failure to pay certain fees required by Listing Rule 5250(f). Nasdaq has informed the Company that as a result of this deficiency, the Company will be delisted unless the Company appeals Nasdaq’s decision. We have not appealed Nasdaq’s decision, resulting in the suspension of trading of our common stock effective April 25, 2018, and formal delisting of our common stock on June 6, 2018. The Company’s common stock currently trades over-the-counter under the ticker symbol "WLBA."
Recently Adopted Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost (“new benefit cost standard”), which requires separate presentation of service costs and all other components of net benefit costs in the Consolidated Statements of Operations. Under this ASU, service cost is included in the same line item as other compensation costs arising from services rendered by employees during the period, with all other components of net benefit costs in the Consolidated Statements of Operations (unaudited) outside of Operating loss. The amendments in this update require retrospective application. Prior to the adoption of the new benefit cost standard, the service cost portion of net periodic benefit cost from pension and postretirement medical benefit were presented in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) and Selling and administrative while the remaining components of net period benefit cost were included in Selling and administrative and Heritage health benefit expenses.

The Company adopted the new benefit cost standard effective January 1, 2018, at which point all of the service cost portion of net periodic benefit cost from pension and postretirement medical benefit are presented in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) with the remaining components of net periodic benefit cost are presented in Other expense outside of Operating loss. Refer to "Impacts to Previously Reported Results" below for the impact of adoption of the new benefit cost standard on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“new cash flows standard”), which requires all entities that have restricted cash or restricted cash equivalents to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

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

Impacts to Previously Reported Results

The adoption of the new benefit cost standard, new cash flows standard and new revenue standard resulted in the following adjustments to previously reported results, with no change to the Consolidated Statement of Comprehensive Loss for the three months ended June 30, 2017:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Balance Sheet as of December 31, 2017

	As Reported	Adjustments for New Revenue Standard	Additional Reclassifications	As Adjusted
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$103,247	$—	$—	$103,247
Receivables:
Trade	103,611	—	(14,300)	89,311
Other	17,697	—	—	17,697
Total receivables	121,308	—	(14,300)	107,008
Inventories	106,795	—	—	106,795
Unbilled revenues	—	49,574	14,300	63,874
Other current assets	11,517	—	—	11,517
Total current assets	342,867	49,574	—	392,441
Land, mineral rights, property, plant and equipment	1,665,740	—	—	1,665,740
Less accumulated depreciation, depletion and amortization	923,905	—	—	923,905
Net land, mineral rights, property, plant and equipment	741,835	—	—	741,835
Advanced coal royalties	21,404	—	—	21,404
Restricted investments, reclamation deposits and bond collateral	200,194	—	—	200,194
Unbilled revenues, less current portion	—	225,245	—	225,245
Investment in joint venture	27,763	—	—	27,763
Other assets	55,036	—	—	55,036
Total Assets	$1,389,099	$274,819	$—	$1,663,918

Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$983,427	$—	$—	$983,427
Accounts payable and accrued expenses:
Trade and other accrued liabilities	121,489	—	—	121,489
Interest payable	22,840	—	—	22,840
Production taxes	41,688	—	—	41,688
Postretirement medical benefits	14,734	—	—	14,734
Deferred revenue	5,068	(1,867)	—	3,201
Asset retirement obligations	48,429	—	—	48,429
Other current liabilities	9,401	—	—	9,401
Total current liabilities	1,247,076	(1,867)	—	1,245,209
Long-term debt, less current installments	64,980	—	—	64,980
Postretirement medical benefits, less current portion	317,407	—	—	317,407
Pension and SERP obligations, less current portion	43,585	—	—	43,585
Deferred revenue, less current portion	1,984	(1,984)	—	—
Asset retirement obligations, less current portion	426,038	—	—	426,038
Other liabilities	31,477	—	—	31,477
Total liabilities	2,132,547	(3,851)	—	2,128,696
Shareholders’ deficit:
Common stock of $0.01 par value: Authorized 30,000,000 shares; Issued and outstanding 18,771,643 shares at December 31, 2017	188	—	—	188
Other paid-in capital	250,494	—	—	250,494
Accumulated other comprehensive loss	(160,525)	1,826	—	(158,699)
Accumulated deficit	(829,107)	276,844	—	(552,263)
Total shareholders’ deficit	(738,950)	278,670	—	(460,280)
Noncontrolling interests in consolidated subsidiaries	(4,498)	—	—	(4,498)
Total deficit	(743,448)	278,670	—	(464,778)
Total Liabilities and Shareholders' Deficit	$1,389,099	$274,819	$—	$1,663,918

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Statement of Operations for the three months ended June 30, 2017

	As Reported	Adjustments for New Revenue Standard	Adjustments for New Net Periodic Benefit Cost Standard	As Adjusted
	(In thousands, except per share data)
Revenues	$323,025	$4,289	$—	$327,314
Cost, expenses and other:
Cost of sales (exclusive of depreciation, depletion and amortization, shown separately)	271,909	—	408	272,317
Depreciation, depletion and amortization	39,497	—	—	39,497
Selling and administrative	30,166	—	(1,839)	28,327
Heritage health benefit expenses	3,306	—	(2,305)	1,001
Loss on sale/disposal of assets	133	—	—	133
Derivative loss	481	—	—	481
Income from equity affiliates	(1,400)	—	—	(1,400)
	344,092	—	(3,736)	340,356
Operating loss	(21,067)	4,289	3,736	(13,042)
Other (expense) income:
Interest expense	(30,109)	—	—	(30,109)
Interest income	1,038	—	—	1,038
Loss on foreign exchange	(1,185)	48	—	(1,137)
Other income (expense)	302	—	(3,736)	(3,434)
	(29,954)	48	(3,736)	(33,642)
Loss before income taxes	(51,021)	4,337	—	(46,684)
Income tax benefit	(501)	99	—	(402)
Net loss	(50,520)	4,238	—	(46,282)
Less net loss attributable to noncontrolling interest	(138)	—	—	(138)
Net loss applicable to common shareholders	$(50,382)	$4,238	$—	$(46,144)

Net loss per share applicable to common shareholders:
Basic and diluted	$(2.69)	$0.22	$—	$(2.47)
Weighted average number of common shares outstanding:
Basic and diluted	18,700	—	—	18,700

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Statement of Operations for the six months ended June 30, 2017

	As Reported	Adjustments for New Revenue Standard	Adjustments for New Net Periodic Benefit Cost Standard	As Adjusted
	(In thousands, except per share data)
Revenues	$662,762	$11,564	$—	$674,326
Cost, expenses and other:
Cost of sales (exclusive of depreciation, depletion and amortization, shown separately)	556,513	—	824	557,337
Depreciation, depletion and amortization	76,064	—	—	76,064
Selling and administrative	60,592	—	(3,690)	56,902
Heritage health benefit expenses	6,604	—	(4,609)	1,995
Gain on sale/disposal of assets	(34)	—	—	(34)
Derivative gain	(1,904)	—	—	(1,904)
Income from equity affiliates	(2,919)	—	—	(2,919)
	694,916	—	(7,475)	687,441
Operating loss	(32,154)	11,564	7,475	(13,115)
Other (expense) income:
Interest expense	(59,371)	—	—	(59,371)
Interest income	1,931	—	—	1,931
Loss on foreign exchange	(1,652)	50	—	(1,602)
Other income (expense)	2,460	—	(7,475)	(5,015)
	(56,632)	50	(7,475)	(64,057)
Loss before income taxes	(88,786)	11,614	—	(77,172)
Income tax benefit	(965)	191	—	(774)
Net loss	(87,821)	11,423	—	(76,398)
Less net loss attributable to noncontrolling interest	(637)	—	—	(637)
Net loss applicable to common shareholders	$(87,184)	$11,423	$—	$(75,761)

Net loss per share applicable to common shareholders:
Basic and diluted	$(4.68)	$0.61	$—	$(4.07)
Weighted average number of common shares outstanding:
Basic and diluted	18,636	—	—	18,636

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Statement of Comprehensive Loss for the six months ended June 30, 2017

	As Reported	Adjustments for New Revenue Standard	As Adjusted
	(In thousands)
Net loss	$(87,821)	$11,423	$(76,398)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains and prior service costs, pension	1,177	—	1,177
Adjustments to accumulated actuarial gains and transition obligations, pension	301	—	301
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	1,929	—	1,929
Tax effect of other comprehensive income	(1,819)	(386)	(2,205)
Foreign currency translation adjustment gains	8,029	—	8,029
Unrealized and realized gains on available-for-sale debt securities	1,196	—	1,196
Other comprehensive income, net of income taxes	10,813	(386)	10,427
Comprehensive loss	(77,008)	11,037	(65,971)
Less: Comprehensive loss attributable to noncontrolling interest	(637)	—	(637)
Comprehensive loss attributable to common shareholders	$(76,371)	$11,037	$(65,334)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Statement of Cash Flows for the six months ended June 30, 2017

	As Reported	Adjustments for New Revenue Standard	Adjustments for New Cash Flows Standard	As Adjusted
	(In thousands)
Cash flows from operating activities:
Net loss	$(87,821)	$11,423	$—	$(76,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	76,064	—	—	76,064
Accretion of asset retirement obligation	22,437	—	—	22,437
Share-based compensation	2,480	—	—	2,480
Non-cash interest expense	4,639	—	—	4,639
Amortization of deferred financing costs	5,193	—	—	5,193
Gain on derivative instruments	(1,904)	—	—	(1,904)
Loss on foreign exchange	1,652	(50)	—	1,602
Income from equity affiliates	(2,919)	—	—	(2,919)
Distributions from equity affiliates	3,403	—	—	3,403
Deferred income tax benefit	(965)	191	—	(774)
Other	(1,752)	—	—	(1,752)
Changes in operating assets and liabilities:
Receivables	11,360	—	—	11,360
Inventories	7,706	—	—	7,706
Accounts payable and accrued expenses	(20,919)	—	—	(20,919)
Interest payable	532	—	—	532
Deferred revenue	(5,809)	885	—	(4,924)
Unbilled revenues	—	(12,449)	—	(12,449)
Other assets and liabilities	17,596	—	—	17,596
Asset retirement obligations	(20,819)	—	—	(20,819)
Net cash used in operating activities	10,154	—	—	10,154
Cash flows from investing activities:
Additions to property, plant and equipment	(13,104)	—	—	(13,104)
Proceeds from sales of restricted investments	21,605	—	—	21,605
Purchases of restricted investments	(23,614)	—	(1,117)	(24,731)
Cash payments related to acquisitions and other	(3,580)	—	—	(3,580)
Proceeds from sales of assets	783	—	—	783
Receipts from loan and lease receivables	50,488	—	—	50,488
Other	(969)	—	—	(969)
Net cash provided by investing activities	31,609	—	(1,117)	30,492
Cash flows from financing activities:
Repayments of long-term debt	(44,324)	—	—	(44,324)
Borrowings on revolving lines of credit	113,200	—	—	113,200
Repayments on revolving lines of credit	(113,200)	—	—	(113,200)
Other	(364)	—	—	(364)
Net cash used in financing activities	(44,688)	—	—	(44,688)
Effect of exchange rate changes on cash	463	—	—	463
Net decrease in cash and cash equivalents, including restricted cash	(2,462)	—	(1,117)	(3,579)
Cash and cash equivalents, including restricted cash, beginning of period	60,082	—	69,533	129,615
Cash and cash equivalents, including restricted cash, end of period	$57,620	$—	$68,416	$126,036
Supplemental disclosures of cash flow information:
Cash paid for interest	$48,931	$—	$—	$48,931
Non-cash transactions:
Accrued purchases of property and equipment	$1,009	$—	$—	$1,009
Capital leases and other financing sources	480	—	—	480

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Recently Issued Accounting Pronouncements
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
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842):Targeted Improvements, which includes two main provisions. The first is an additional optional transition method to adopt the new leasing standard at the adoption date through recognition of a cumulative-effect adjustment to the opening balance of retaining earnings in the period of adoption. The second provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component, if certain criteria are met.
The Company has established an implementation team to execute a multi-phase plan to adopt the requirements of the new standard. The team is in the process of finalizing its conclusions on how the guidance will be applied to all identified leases. The team is also evaluating the expanded disclosures required by the new standard and reviewing our system capabilities, processes and internal controls over financial reporting to ensure the appropriate information will be available for these disclosures. We will adopt the new guidance in the first quarter of 2019.
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

Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. We recognize contract assets in those instances where billing occurs subsequent to revenue recognition and our right to invoice the customer is conditioned on something other than the passage of time. These instances include customer commitments to make payments for final reclamation and certain contracts with tiered pricing in which per ton revenue has exceeded per ton contract price to date. We recognize contract liabilities in those instances where billing occurs prior to revenue recognition, which occurs for certain contracts with tiered pricing in which the per ton contract price has exceeded per ton revenue to date, or when we have received consideration prior to satisfaction of performance obligations.
The following table presents the activity in our contract assets and liabilities for the six months ended June 30, 2018 (in thousands):

Contract Assets(1):
Balance as of December 31, 2017	$274,699
Additions	12,295
Transfers to Receivables	(32,488)
Balance as of June 30, 2018	$254,506

Contract Liabilities(2):
Balance as of December 31, 2017	$3,201
Additions	5,949
Transfers to Revenues	(3,030)
Balance as of June 30, 2018	$6,120
_________________________
(1) Includes current balances of $35.6 million and $49.6 million reported within Unbilled revenues in the Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 31, 2017, respectively, and includes non-current balances of $218.9 million and $225.2 million reported within Unbilled revenues, less current portion in the Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 31, 2017, respectively. The remaining balances of $22.0 million and $14.3 million included within Unbilled revenues in the Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 31, 2017, respectively, relate to amounts recognized as revenue but are only billable upon the passage of time and are therefore not contract assets.
(2) Comprised entirely of current balances of $6.1 million and $3.2 million reported within Deferred revenue in the Consolidated Balance Sheets (unaudited) as of June 30, 2018 and December 31, 2017, respectively.

Included in the contract asset balances as of June 30, 2018 and December 31, 2017 are $245.7 million and $251.2 million, respectively, related to revenue recognized at the time performance obligations were satisfied, for which the right to invoice will not occur until final reclamation is performed.

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

The remainder of our revenues relate to the fixed consideration from our long-term coal sales contracts. The following table includes the estimated remaining transaction price for our long-term coal sales contracts which have minimum tonnage commitments, representing the fixed consideration from our long-term coal sales contracts, as well as $100.1 million related to material rights created from customers’ commitments to pay for final reclamation. The amounts in the following table generally exclude, based on the following practical expedients that we elected to apply, (i) variable consideration within contracts in which

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

such variable consideration is allocated entirely to wholly unsatisfied performance obligations; and (ii) remaining performance obligations for contracts with an original expected duration of one year or less. These amounts, as of June 30, 2018, represent estimated minimum revenues that we will invoice or transfer from contract liabilities and recognize in future periods (in thousands):

Estimated Revenues
Six months ended December 31, 2018	$187,974
2019	214,915
2020	152,159
2021	132,410
2022	58,698
Thereafter	175,606
Total	$921,762
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
3. VARIABLE INTEREST ENTITY

As of June 30, 2018, Westmoreland San Juan, LLC ("WSJ") had completely paid off and terminated the San Juan Loan, which resulted in the Company consolidating the financials of its 100% ownership in WSJ with our other similarly situated subsidiaries. WSJ was previously a variable interest entity (“VIE”) due to another party having the potential right to receive WSJ’s residual returns, which, as of the pay down of the San Juan Loan on May 22, 2018, has been eliminated. The Company had been the primary beneficiary because it had the power to direct the activities that most significantly impacted WSJ’s economic performance.

The following table presents the carrying amounts, after eliminating the effect of intercompany transactions, included in the Consolidated Balance Sheets (unaudited) that are for the use of or are the obligation of WSJ as a VIE:

	June 30, 2018	December 31, 2017
	(In thousands)
Assets	$—	$309,025
Liabilities	—	167,529
Net carrying amount	$—	$141,496

4. INVENTORIES
Inventories consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Coal stockpiles	$69,918	$38,145
Materials and supplies	71,610	73,517
Reserve for obsolete inventory	(4,288)	(4,867)
Total	$137,240	$106,795

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
The Company’s carrying value and estimated fair value of Restricted investments, reclamation deposits and bond collateral as of June 30, 2018 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments, Reclamation Deposits and Bond Collateral
	(In thousands)
Cash and cash equivalents	$47,900	$9,782	$57,682
Time deposits	2,475	—	2,475
Available-for-sale debt securities	75,644	70,011	145,655
	$126,019	$79,793	$205,812
The Company’s carrying value and estimated fair value of Restricted investments, reclamation deposits and bond collateral as of December 31, 2017 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments, Reclamation Deposits and Bond Collateral
	(In thousands)
Cash and cash equivalents	$42,549	$6,643	$49,192
Time deposits	2,467	—	2,467
Available-for-sale debt securities	78,157	70,378	148,535
	$123,173	$77,021	$200,194
Available-for-Sale Debt Securities
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale debt securities as of June 30, 2018 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments, Reclamation Deposits and Bond Collateral
	(In thousands)
Cost basis	$76,281	$70,255	$146,536
Gross unrealized holding gains	465	696	1,161
Gross unrealized holding losses	(1,102)	(940)	(2,042)
Fair value	$75,644	$70,011	$145,655

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

6. LOSS ON IMPAIRMENT
For the three and six months ended June 30, 2018, the Company recorded an asset impairment charge to various assets within our Coal - U.S. and Coal - WMLP segments in the amounts of $65.6 million and $77.7 million, respectively, in Loss on impairment in the Consolidated Statements of Operations (unaudited). The Company determined that indicators of impairment existed with respect to the following:

•
AEP Generation Resources Inc. (“AEP”) declined WMLP’s bid to supply coal to AEP’s Conesville Power Plant Units 5 and 6 for periods subsequent to the expiration of the parties' current contract which expires on December 31, 2018. Coal sales under the Ohio Operations’ current coal supply contract to AEP’s Conesville Power Plant Units 5 and 6 represented a substantial portion of the Coal - WMLP segment revenues generated from the Ohio Operations for the year ended December 31, 2017.

•
a current period operating loss and a projection of continuing losses associated with the use of a long lived asset group based on reassessments of our life of mine models as part of our restructuring efforts.

The Company performed a recoverability analysis as of June 30, 2018 and determined that the net undiscounted cash flows were less than the carrying values for the Ohio mines, Absaloka mine, Beulah mine and Buckingham mine long-lived assets groups within the Coal - WMLP and Coal - U.S. segments. As a result, the Company estimated the fair value of the long-lived asset groups using a discounted cash flow analysis using marketplace participant assumptions which constituted Level 3 fair value inputs. The discounted cash flow analysis is dependent on a number of significant management estimates about future performance including sales volumes and prices, which are based on projected revenues based on expected economic conditions, costs to produce, income taxes, capital spending, working capital changes and the after-tax weighted average cost of capital. The estimates of costs to produce include labor, fuel, explosives, supplies and other major components of mining. The Company estimated the fair value of certain property, plant and equipment and intangible assets using the market approach. To the extent that the carrying values of the long-lived asset groups exceeded the respective fair values, the Company recorded an asset impairment charge, as can be seen by segment and asset type in the table below for the three and six months ended June 30, 2018.

	Reportable Segment
	Coal - U.S.	Coal - WMLP	Consolidated
	(In thousands)
Asset impairment charges:
Land, mineral rights, property, plant and equipment, net	$59,262	$50,717	$109,979
Advanced coal royalties	4,719	3,145	7,864
Other assets	1,668	23,813	25,481
	$65,649	$77,675	$143,324

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

7. DEBT AND LINES OF CREDIT
The Company and its subsidiaries are subject to the following debt arrangements:

	Total Debt Outstanding
	June 30, 2018	December 31, 2017
	(In thousands)
Bridge Loan	$90,000	$—
8.75% Notes	350,000	350,000
Term Loan	319,773	320,595
San Juan Loan	—	56,640
WMLP Term Loan	315,945	312,734
Capital lease obligations	24,978	33,113
Other debt	10,045	2,826
Total debt	1,110,741	1,075,908
Less debt discount and issuance costs, net	(23,792)	(27,501)
Less current installments, net of debt discount and issuance costs	(1,071,533)	(983,427)
Total non-current debt	$15,416	$64,980

The following table presents aggregate contractual debt maturities of all long-term debt as of June 30, 2018 (in thousands):

Maturity Date(1)	Debt Held by WMLP	All Other Debt	Total Debt Outstanding
2018	$318,081	$10,686	$328,767
2019	4,174	105,079	109,253
2020	1,766	317,276	319,042
2021	1,664	16	1,680
2022	1,999	350,000	351,999
Thereafter	—	—	—
Total debt	$327,684	$783,057	$1,110,741
________________________
(1) Debt obligations are scheduled based on their contractual maturities and are not reflective of any potential accelerations discussed in Note 1 - Basis Of Presentation "Going Concern, Liquidity and Management’s Plan."

Covenant Compliance

See Note 1 - Basis Of Presentation "Going Concern, Liquidity and Management’s Plan" for matters regarding covenant compliance.

Bridge Loan Agreement

On May 21, 2018, the Company entered into a credit agreement (the “Bridge Loan Agreement”) with an ad hoc group of the Company’s existing first lien lenders and creditors (the “Existing Secured Creditors”) under the 8.75% Notes and Term Loan (defined and discussed below) (the “Existing Secured Debt”). Pursuant to the Bridge Loan Agreement, the Company accessed an additional $110 million term loan, consisting of $90 million in initial funding and an undrawn delayed draw funding of up to an additional $20 million ("Bridge Loan"), secured by a first lien on substantially all of the Company's U.S. and Canadian assets, including 35% of the equity in the holding company for the Company’s Canadian business not previously securing the Existing Secured Debt, and guaranteed by all of our material U.S. and Canadian subsidiaries (other than Westmoreland Resources GP, LLC, Westmoreland Resource Partners, LP, and its subsidiaries, and Westmoreland Risk Management Inc.), in each case, subject to customary exceptions.

Net proceeds of the Bridge Loan were $84.0 million, after a 3.33% discount and $2.7 million of additional debt issuance costs, and were used in part to pay off and fully extinguish the Revolver and San Juan Loan, as described below. The Bridge Loan bears a variable interest rate which is set at our quarterly election of a Base Rate or LIBO Rate, each as defined in the Bridge

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Loan Agreement. The Base Rate consists of 7.25% plus the highest of (i) the Prime Lending Rate (as defined in the Bridge Loan Agreement), (ii) the overnight Federal Funds Rate (as defined in the Bridge Loan Agreement) plus 0.50%, or (iii) the one-month London Interbank Offered Rate (“LIBOR”) plus 1.00%. The LIBO Rate consists of 8.25% plus the higher of (i) LIBOR offered rate as administered by the ICE Benchmark Administration, or (ii) 1.00%. Interest is payable quarterly. As of June 30, 2018, we have elected the LIBO Rate, resulting in a cash interest rate of 10.58%. The Bridge Loan has a maturity date of May 21, 2019.

As part of the Bridge Loan, the Existing Secured Creditors have agreed to subordinate the liens securing the Existing Secured Debt to the liens securing the Bridge Loan. In addition, the Company and its U.S. subsidiaries have granted to the Existing Secured Creditors a lien on substantially all of their U.S. assets securing the Bridge Loan that did not previously secure the Existing Secured Debt. All of the Company’s material U.S. subsidiaries that did not previously guarantee the Existing Secured Debt, including the San Juan Entities, as well as certain Canadian subsidiaries, have also provided guarantees for the Existing Secured Debt.

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

Term Loan

Pursuant to our credit agreement, dated as of December 22, 2014, by and among the Company, the lenders from time to time party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent (replaced Bank of Montreal as administrative agent pursuant to the third amendment to the term loan credit agreement dated May 2, 2018) as amended (“Term Loan Credit Agreement”), the $350.0 million term loan was issued at a 2.50% discount and accrues interest on a quarterly basis at a variable interest rate which is set at our election of (i) one-, two-, three- or six-month LIBOR plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate (as defined in the Term Loan Credit Agreement) plus 0.05%, or one-month LIBOR plus 1.00%) plus 5.50% (the "Term Loan"). As of June 30, 2018, the cash interest rate was 8.83%. The Term Loan is a primary obligation of WCC and is guaranteed by the Guarantors.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

San Juan Loan

On January 31, 2016, Westmoreland San Juan, LLC ("WSJ"), previously a special purpose subsidiary of the Company, acquired San Juan Coal Company (“SJCC”), which operates the San Juan mine in Farmington, New Mexico, and San Juan Transportation Company ("SJTC")(the “San Juan Acquisition”) for a total cash purchase price of $121.0 million after customary post-closing adjustments. The San Juan mine is the exclusive supplier of coal to the adjacent San Juan Generating Station (“SJGS”) under a coal supply agreement with tonnage and pricing adjusting quarterly through 2022. Pursuant to the loan agreement, dated as of February 1, 2016, by and among WSJ, its direct parent company, Westmoreland San Juan Holdings, Inc., SJCC and SJTC (collectively, the “Westmoreland San Juan Entities”) as guarantors, and NM Capital Utility Corporation (an affiliate of Public Service Company of New Mexico, part owner of SJGS) as lender, we financed the San Juan Acquisition principally with a $125.0 million loan (“San Juan Loan”).

On May 22, 2018, we paid $50.6 million of the outstanding balances of principal and interest to extinguish the San Juan Loan. We recognized a loss on extinguishment of debt of $0.6 million based on remaining balances of debt discount, debt issuances costs and third-party costs to effectuate the extinguishment of the San Juan Loan.

WMLP Term Loan

Pursuant to the financing agreement, dated as of December 31, 2014, by and among Oxford Mining Company, LLC, WMLP and each of its subsidiaries, lenders from time to time party thereto, and U.S. Bank National Association, as administrative agent, WMLP entered into a term loan, as amended (the “WMLP Term Loan”) which consists of a $175.0 million loan, with an option for an additional $120.0 million in term loans for acquisitions, which was exercised on August 1, 2015 to finance the Kemmerer Drop. Proceeds from the credit facility were used to retire WMLP’s previously existing first and second lien credit facilities and to pay fees and expenses related to its existing credit facility, with the remaining proceeds being available as working capital. The WMLP Term Loan was not issued at a discount or a premium and $8.6 million of debt issuance costs were recognized at December 31, 2014. The WMLP Term Loan bears interest on a quarterly basis and bears interest at a variable rate equal to the 3-month LIBOR at each quarter end (2.33% as of June 30, 2018), subject to a floor of 0.75%, plus 8.50% or the Reference Rate, as defined in the financing agreement. As of June 30, 2018, the WMLP Term Loan had a cash interest rate of 10.83%. The WMLP Term Loan is a primary obligation of Oxford Mining Company, LLC, a wholly owned subsidiary of WMLP, is guaranteed by WMLP and its subsidiaries, and is secured by substantially all of WMLP’s and its subsidiaries’ assets.

The WMLP Term Loan also provides for Paid-In-Kind Interest (“PIK Interest”) at a variable rate between 1.00% and 3.00% based on WMLP's consolidated total net leverage ratio, as defined in the financing agreement. As of June 30, 2018 and December 31, 2017, the WMLP Term Loan had a PIK Interest rate of 3.00%. The rate of PIK Interest is determined on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the WMLP Term Loan. PIK Interest under the WMLP Term Loan financing agreement was $4.8 million and $4.6 million for the six months ended June 30, 2018 and 2017, respectively. The outstanding WMLP Term Loan amount as of June 30, 2018 represents the principal balance of $285.8 million, plus PIK Interest of $30.2 million.

The WMLP Term Loan limits cash distributions to an aggregate amount not to exceed $15.0 million (“Restricted Distributions”), if WMLP has: (i) a consolidated total net leverage ratio of greater than 3.75, or a fixed charge coverage ratio of less than 1.00 (as such ratios are defined in the WMLP Term Loan financing agreement), or (ii) liquidity of less than $7.5 million, after giving effect to such cash distribution and applying WMLP's availability under the WMLP Revolver. As of June 30, 2018, WMLP’s consolidated total net leverage ratio is in excess of 3.75 and our fixed charge coverage ratio is less than 1.00. Further, as of June 30, 2018, WMLP has utilized the full $15.0 million limit on Restricted Distribution payments and is restricted from making any further distributions under the terms of the WMLP Term Loan financing agreement.

The WMLP Term Loan contains customary affirmative covenants, negative covenants, events of default as well as certain customary cross-default provisions. Our compliance or non-compliance with these provisions is discussed in Note 1 - Basis Of Presentation.

Revolver

Pursuant to the second amended and restated loan and security agreement, dated as of December 16, 2014, the Company and certain of its subsidiaries, lenders party thereto, and Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company), as administrative agent, entered into a revolving credit facility (the “Revolver”).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

On May 21, 2018, we paid $12.0 million of the outstanding draws and executed an agreement to extinguish the Revolver. We recognized a loss on extinguishment of debt of $1.2 million based on remaining balances of debt issuances costs and early termination fees paid to effectuate the extinguishment of the Revolver.

WMLP Revolver

On October 23, 2015, WMLP and its subsidiaries entered into a Loan and Security Agreement (the “WMLP Revolver”) with the lenders party thereto and Canadian Imperial Bank of Commerce (formerly known as The PrivateBank and Trust Company). The WMLP Revolver expired on its December 31, 2017 maturity date and WMLP's management elected not to replace or extend it.
Capital lease obligations

The Company engages in leasing transactions for office equipment and equipment utilized in its mining operations. The Company did not enter into any new capital leases during the six months ended June 30, 2018.

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
The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Components of net periodic postretirement medical benefit cost:
Service cost	$889	$794	$1,779	$1,587
Interest cost	2,893	3,196	5,786	6,393
Amortization of deferred items	969	965	1,938	1,929
Total net periodic postretirement medical benefit cost	$4,751	$4,955	$9,503	$9,909
Service cost is included in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) in the Consolidated Statements of Operations (unaudited) and interest cost and amortization of deferred items are included in Other expense in the Consolidated Statements of Operations (unaudited).
The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Former mining operations	$2,046	$2,306	$4,092	$4,611
Current operations	2,705	2,649	5,411	5,298
Total net periodic postretirement medical benefit cost	$4,751	$4,955	$9,503	$9,909
Pension
The Company provides defined pension benefits to qualified full-time employees pursuant to collective bargaining agreements. The components of net periodic pension benefit cost are as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Components of net periodic pension benefit cost:
Service cost	$410	$378	$821	$785
Interest cost	2,387	2,630	4,777	5,260
Expected return on plan assets	(3,523)	(3,648)	(7,055)	(7,275)
Settlements	—	269	—	269
Amortization of deferred items	119	583	239	1,177
Total net periodic pension benefit (gain) cost	$(607)	$212	$(1,218)	$216
Service cost is included in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) in the Consolidated Statements of Operations (unaudited) and interest cost, expected return on plan assets and amortization of deferred items are included in Other expense in the Consolidated Statements of Operations (unaudited).
The Company made $0.5 million and $0.2 million of contributions to its pension plans during the six months ended June 30, 2018 and 2017, respectively. The Company expects to make $2.2 million of contributions to its pension plans during the remainder of 2018.
9. DERIVATIVE INSTRUMENTS
Derivative Assets and Liabilities
The Company evaluates all of its financial instruments to determine if such instruments are derivatives, derivatives that qualify for the normal purchase normal sale exception, or contain features that qualify as embedded derivatives. All derivative financial instruments, except for derivatives that qualify for the normal purchase normal sale exception, are recognized on the Consolidated Balance Sheets (unaudited) at fair value. Changes in fair value are recognized in the Consolidated Statements of Operations (unaudited) if they are not eligible for hedge accounting or in the Consolidated Statements of Comprehensive Loss (unaudited) if they qualify for cash flow hedge accounting.
During the six months ended June 30, 2017, the Company had power purchase contracts at ROVA to manage exposure to power price fluctuations. These contracts covered the period from April 2014 to March 2019 and were not designated as hedging instruments. Accordingly, their fair value was recognized in the Consolidated Balance Sheets (unaudited), with changes in fair value recognized in the Consolidated Statements of Operations (unaudited). Fair value was based on a comparison of contracted prices to projected future market prices which are Level 2 inputs based on the hierarchy defined within Note 10 - Fair Value Measurements. The Company also had in place its power sales contract (the "SEP Agreement") which amended our previous power purchase and operating agreement with our customer. The SEP Agreement covered the period from March 1, 2017 to March 31, 2019 and enabled us to fulfill our obligations under the contract without physically operating the facility. The SEP Agreement met the definition of a derivative and did not qualify for the normal purchases and normal sales scope exception. This contract was not designated as a hedging instrument, therefore, its fair value was recognized in the Consolidated Balance Sheets (unaudited) and changes in fair value recognized in the Consolidated Statements of Operations (unaudited). As the underlying power deliveries option was significantly in the money, the fair value of this derivative was based on comparing expected contracted cash inflows per the SEP Agreement to expected future outflows based on projected market prices.
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
The effect of derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Statements of Operations was as follows (in thousands):

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instruments	Statements of Operations Location	2018	2017	2018	2017
Contracts to purchase power	Derivative loss (gain)	$—	$2,026	$—	$3,242
Contract to sell power	Derivative loss (gain)	—	(1,545)	—	(5,146)
		$—	$481	$—	$(1,904)
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
See Note 5 - Restricted Investments, Reclamation Deposits And Bond Collateral and Note 9 - Derivative Instruments for further disclosures related to the Company's fair value estimates.
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	June 30, 2018
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Available-for-sale debt securities, included in Restricted investments, reclamation deposits and bond collateral	$145,655	$145,655	$—
	$145,655	$145,655	$—

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	December 31, 2017
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Available-for-sale debt securities, included in Restricted investments, reclamation deposits and bond collateral	$148,535	$148,535	$—
	$148,535	$148,535	$—
Liabilities:
Warrants issued by WMLP, included in Other liabilities	$296	$—	$296
	$296	$—	$296

Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of June 30, 2018, the Company valued the Bridge Loan and WMLP Term Loan with Level 3 fair values. As of December 31, 2017, the Company valued the WMLP Term Loan and the San Juan Loan with Level 3 fair values. The estimated fair values of the Company’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
June 30, 2018	$375,950	$108,523	$710,999	$232,139
December 31, 2017	375,789	195,189	672,618	351,856

11. INCOME TAX

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year-to-date pre-tax income (loss). For the six months ended June 30, 2018 and 2017, the effective tax rate differed from the statutory rate primarily due to the U.S. and Canadian valuation allowances.
The Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the "Act") was signed into law on December 22, 2017. The most significant impacts of the Act to the Company include a reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and a one-time, mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.
In accordance with ASU 2018-05 and Staff Accounting Bulletin 118, the Company recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017. As of June 30, 2018, we have not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act. We are continuing to gather information to assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns during the third quarter of 2018.

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
On September 2, 2017, the board of directors of WCC adopted a tax benefits preservation plan or stockholder rights plan (the "Plan"). The purpose of the Plan is to minimize the likelihood of an ownership change occurring for Section 382 purposes and thus protect WCC's ability to utilize certain net operating loss carryovers and other tax benefits of the Company and its subsidiaries (the “Tax Benefits”) to offset future income. The Plan is intended to act as a deterrent to any person or group acquiring “beneficial ownership” (within the meaning of applicable SEC rules) of 4.75% or more of the outstanding shares of WCC's common stock without the approval of the board of directors. The description and terms of the Rights (as defined below) applicable to the Plan are set forth in the 382 Rights Agreement, dated as of September 5, 2017 (the “Rights Agreement”), by and between WCC and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent.
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

12. STOCKHOLDERS’ DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive Loss
The following table reflects the changes in Accumulated other comprehensive loss by component:

	Pension	Postretirement Medical Benefits	Available-for-Sale Debt Securities	Foreign Currency Translation Adjustment	Tax Effect of Other Comprehensive Income Gains	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2017	$(19,921)	$(55,123)	$(624)	$(44,530)	$(38,501)	$(158,699)
Other comprehensive income (loss) before reclassifications	(45)	—	635	(12,544)	(902)	(12,856)
Amounts reclassified from accumulated other comprehensive loss	239	1,938	(911)	—	—	1,266
Balance at June 30, 2018	$(19,727)	$(53,185)	$(900)	$(57,074)	$(39,403)	$(170,289)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The following table reflects the reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2018 (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(1)		Affected Line Item in the Statement Where Net Loss is Presented
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Available-for-sale debt securities:
Realized losses and (gains) on available-for-sale debt securities	$351	$(911)	Other expense

Amortization of defined benefit pension items:
Prior service costs(2)	$(116)	$4	Other expense
Actuarial losses(2)	235	235	Other expense
	$119	$239
Amortization of postretirement medical benefit items:
Prior service costs(3)	$(159)	$(318)	Other expense
Actuarial losses(3)	1,128	2,256	Other expense
	$969	$1,938
_________________
(1) Amounts in parenthesis indicate losses.
(2) These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. (See Note 8 - Postretirement Medical Benefits And Pension for additional details).
(3) These accumulated other comprehensive loss components are included in the computation of net periodic postretirement medical benefit cost. (See Note 8 - Postretirement Medical Benefits And Pension for additional details).

13. SHARE-BASED COMPENSATION

Historically, we have granted employees and non-employee directors stock options, SARs and/or restricted stock units under our Long-Term Incentive Plan (“LTIP”). However, we do not anticipate granting any share-based compensation during the year ended December 31, 2018. We recognized compensation expense from share-based arrangements as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Recognition of fair value of stock options, SARs and restricted stock units over vesting period	$25	$1,133	$1,860	$2,480
Total share-based compensation expense	$25	$1,133	$1,860	$2,480
Cancellation Option for Restricted Stock Units
Due to the Company’s depressed stock price, the Company offered all holders of unvested restricted stock units an option to cancel their units in order to mitigate potential unfavorable individual tax ramifications. During the six months ended June 30, 2018, the majority of restricted stock unit holders accepted the cancellation option, resulting in the cancellation of 553,268 restricted stock units. As the cancellation was not accompanied by the concurrent grant of a replacement award or other valuable consideration, the cancellation was accounted for as a repurchase for no consideration, resulting in the recognition of $1.7 million of compensation expense that represented the remaining unamortized compensation expense for these units at the time of cancellation.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Restricted Stock Units
Unamortized compensation expense is expected to be recognized over the next three years. Changes in our restricted stock for the six months ended June 30, 2018 were as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested as of December 31, 2017	774,951	$8.31
Vested and issued	(17,028)	(6.04)
Canceled	(553,268)	(5.52)
Forfeited	(100,528)	(23.77)
Non-vested as of June 30, 2018	104,127	$8.59	$20

Cash Units

Compensation expense related to the Cash Units was $0.2 million for the six months ended June 30, 2017. There was no compensation expense related to the Cash Units for the six months ended June 30, 2018. Because the cash units are settled in cash they are accounted for as a liability award. The accrued liability related to the Cash Units was $0.1 million as of December 31, 2017. There was no accrued liability related to the Cash Units as of June 30, 2018.

14. EARNINGS PER SHARE
Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding stock options, stock appreciation rights ("SARs") and restricted stock units. No such items were included in the computations of diluted loss per share for the three and six months ended June 30, 2018 and 2017 because the Company incurred a net loss applicable to common stockholders in those periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Stock options, SARs and restricted stock units	109	1,238	233	1,238
15. SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting. The Company’s operations for the six months ended June 30, 2018 were classified into five reporting segments: Coal - U.S., Coal - Canada, Coal - WMLP, Heritage and Corporate. The Company's operations for the six months ended June 30, 2017 included the aforementioned reporting segments as well as our previously existing Power segment, however, during the fourth quarter of 2017 we sold all of the assets that comprised this Power operating segment and terminated all related power agreements. For a detailed description of the Company’s operations segmentation, please see our 2017 Form 10-K. Summarized financial information by segment is as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Coal - U.S.(1)	Coal - Canada	Coal - WMLP(1)	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended June 30, 2018
Revenues	$102,492	$109,525	$64,295	$—	$—	$—	$276,312
Depreciation, depletion, and amortization	10,007	7,186	9,189	—	—	14	26,396
Operating income (loss)	(65,529)	14,847	(82,471)	—	(1,287)	(23,545)	(157,985)
Total assets	715,274	461,676	236,770	—	17,583	26,292	1,457,595
Cash paid for capital expenditures	892	3,088	1,629	—	—	—	5,609
Three Months Ended June 30, 2017
Revenues	$145,642	$89,033	$81,052	$19,880	$—	$(8,293)	$327,314
Depreciation, depletion, and amortization	22,644	6,782	10,111	—	—	(40)	39,497
Operating income (loss)	(1,247)	(12,078)	7,588	(383)	(1,474)	(5,448)	(13,042)
Total assets	770,754	435,820	370,936	64,269	16,699	11,741	1,670,219
Cash paid for capital expenditures	1,961	1,956	1,977	—	—	—	5,894
Six Months Ended June 30, 2018
Revenues	$221,090	$218,797	$132,102	$—	$—	$—	$571,989
Depreciation, depletion, and amortization	20,344	14,704	17,354	—	—	29	52,431
Operating income (loss)	(56,394)	33,947	(84,468)	—	(2,514)	(38,129)	(147,558)
Total assets	715,274	461,676	236,770	—	17,583	26,292	1,457,595
Cash paid for capital expenditures	1,643	6,979	3,151	—	—	—	11,773
Six Months Ended June 30, 2017
Revenues	$288,100	$200,233	$155,857	$41,107	$—	$(10,971)	$674,326
Depreciation, depletion, and amortization	38,643	17,036	20,461	—	—	(76)	76,064
Operating income (loss)	8,991	(17,052)	8,870	(1,136)	(2,833)	(9,955)	(13,115)
Total assets	770,754	435,820	370,936	64,269	16,699	11,741	1,670,219
Cash paid for capital expenditures	3,856	4,050	5,198	—	—	—	13,104
____________________

(1)
The Coal - WMLP segment recorded revenues of $8.3 million and $11.0 million for intersegment revenues to the Coal - U.S. segment for the three and six months ended June 30, 2017, respectively. No such revenues occurred during the three and six months ended June 30, 2018. Eliminations for intersegment revenues and cost of sales are presented within the Corporate segment.

Disaggregated Revenues

The following table presents our revenues for the three and six months ended June 30, 2018 disaggregated by type of revenue for each segment (in thousands):

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Three Months Ended June 30, 2018
	Coal - U.S.	Coal - Canada	Coal - WMLP
Domestic coal sales	$101,099	$68,232	$60,032
Export coal sales	—	40,684	—
Other revenues	1,393	609	4,263
Total	$102,492	$109,525	$64,295

	Six Months Ended June 30, 2018
	Coal - U.S.	Coal - Canada	Coal - WMLP
Domestic coal sales	$217,501	$148,500	$126,741
Export coal sales	—	69,271	—
Other revenues	3,589	1,026	5,361
Total	$221,090	$218,797	$132,102

The following table presents our revenues for the three and six months ended June 30, 2017 disaggregated by type of revenue for each segment (in thousands):

	Three Months Ended June 30, 2017
	Coal - U.S.	Coal - Canada	Coal - WMLP	Power
Domestic coal sales	$134,558	$67,468	$79,817	$—
Export coal sales	—	21,383	—	—
Power revenues	—	—	—	19,880
Other revenues	2,791	182	1,235	—
Total	$137,349	$89,033	$81,052	$19,880

	Six Months Ended June 30, 2017
	Coal - U.S.	Coal - Canada	Coal - WMLP	Power
Domestic coal sales	$272,884	$143,395	$152,925	$—
Export coal sales	—	56,163	—	—
Power revenues	—	—	—	41,107
Other revenues	4,245	675	2,932	—
Total	$277,129	$200,233	$155,857	$41,107

16. CONTINGENCIES

Litigation
There have been no material changes in our litigation since December 31, 2017. For additional information, refer to Note 18. Commitments and Contingencies to the consolidated financial statements of our 2017 Form 10-K.
A loss contingency for the 2013 breach of a water containment pond at our Obed mine in Canada remains probable and reasonably estimable. The previous owner, Sherritt International Corporation, continues to fully indemnify us for the actual cost of the remediation as well as the costs of compliance with any regulatory orders, including any fees, fines, or judgments resulting from the water release. As of June 30, 2018, the Company has recorded $6.7 million in Other current liabilities in the Consolidated Balance Sheets (unaudited) for the estimated costs of remediation work and a corresponding amount in Receivables - Other in the Consolidated Balance Sheets (unaudited) to reflect the indemnification by the prior owner.

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

•
Our substantial level of indebtedness and our ability to adhere to financial covenants contained within the agreements governing indebtedness, including indebtedness under the Bridge Loan entered into on May 21, 2018;

•
Adverse impacts to our business as a result of the audit opinion of our independent auditor containing an explanatory paragraph referencing our conclusion that substantial doubt exists as to our ability to continue as a going concern contained within our 2017 Form 10-K;

•	The impact of cross-acceleration and cross-default provisions between our debt and debt held by WMLP;

•	Our ability to successfully execute a sale of certain assets held by WMLP;

•	Our ability to generate sufficient cash flow;

•	Our ability to secure coal supply agreements to replace revenue from expiring contracts at WMLP;

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
Recent Trends and Activities
One of the major factors affecting the volume of coal that we sell in any given period is the demand for coal-generated electric power. Numerous factors affect the demand for electric power and the specific demands of customers, including weather patterns, the presence of hydro- or wind-generated energy in our particular energy grids, environmental and legal challenges, political influences, energy policies, international and domestic economic conditions, power plant outages and other factors discussed herein. More specifically, during the six months ended June 30, 2018, our financial results were impacted by several trends and activities, which are described below.

•
Coal Valley Coal Pricing. Operations at this mine have historically been exposed to changes in pricing on the open market. However, recently, more favorable pricing was secured for 2018, given current market conditions, which we believe will help to offset recent downward trends in demand. Whether, and to what extent, favorable pricing and consistent volumes persist in future periods is dependent upon fluctuations in market demand within this region.

•
San Juan Coal Company. The San Juan Coal Company ("SJCC") mine provides 100% of its coal to the San Juan Generating Station ("SJGS") in New Mexico, operated by Westmoreland's customer, Public Service of New Mexico ("PNM"). As anticipated, at the end of 2017, PNM closed and began reclamation on two of SJGS's four coal power generating units. In addition, in March 2018, one of the remaining coal power generating units was damaged, resulting in an unplanned outage. The damage that caused this unplanned outage was remediated and operations at this generating unit resumed during the last week of June 2018. As a result of these factors, during the first half of 2018, coal tons sold from the San Juan mine declined 60% compared to the first half of 2017.

•
Ohio Pricing and Demand. Our operations within this region are exposed to changes in pricing on the open market. In recent quarters, the price of coal has been volatile and has generally been pressured by reduced demand, political pressures and the price of competing products, such as natural gas, that are used in energy production. This has resulted in depressed revenues, net income and Adjusted EBITDA in recent quarters. Whether, and to what extent, pricing and volume softness persist in future periods is dependent upon fluctuations in market demand within this region.

On June 14, 2018, we were notified by a significant customer in Ohio that such customer would not renew its coal supply contract related to the Conesville Power Plant Units 5 and 6 after the current contract ends on December 31, 2018. Coal sales under Oxford’s current coal supply contract to AEP’s Conesville Power Plant Units 5 and 6 represented a substantial portion of the Coal - WMLP segment revenues generated from the Ohio Operations for the year ended December 31, 2017. While we endeavor to secure additional coal supply contracts to replace volumes lost at the end of this contract, there can be no guarantee these efforts will be successful.

•
Capital Structure Review. In order to address our substantial indebtedness, as well as upcoming debt maturities, covenant violations and other issues, as described in Note 1 - Basis Of Presentation, we have engaged advisers to assist with the evaluation of strategic alternatives, which may include, but not be limited to, the sale of certain assets, a restructuring, amendment or refinancing of existing debt through a private restructuring or reorganization under Chapter 11 of the Bankruptcy Code. Costs associated with this process were $14.8 million and $20.2 million during the three and six months ended June 30, 2018, respectively.

Pursuant to the Waiver and Amendment No. 5 to the WMLP’s loan agreement (“Amendment No. 5”) entered dated as of June 15, 2018, we were required, amongst other things, to develop a business plan to utilize in a possible sale of the WMLP assets, including both Kemmerer and Ohio operations, and a sale protocol with respect to such possible sale.  This business plan was provided to WMLP lenders’ professional advisers on July 31, 2018, and, consistent with the agreed upon sales protocol, the process to market WMLP’s assets contemplated by Amendment No. 5 is expected to be initiated in August 2018.  There can be no guarantee that we will be successful in these efforts nor that such asset sales will generate sufficient cash to repay existing debt at the WMLP before it matures.  On July 31, 2018, WMLP entered into a new waiver and amendment to WMLP’s loan agreement, which waiver and amendment extends the waiver through and including September 8, 2018.
The evaluation of our capital structure is ongoing. There can be no assurances that our efforts will be successful in addressing these issues. Please see Note 1 - Basis Of Presentation as well as "Liquidity and Capital Resources" for further information.

•
Impairment Charges. During the second quarter of 2018, we recognized impairment charges of $143.3 million, of which $65.6 million related to the Coal - U.S. segment and $77.7 million related to the Coal - WMLP segment (see Note 6 - Loss On Impairment). These impairment charges adjusted downwards the carrying value of certain assets at the Absaloka, Beulah and Buckingham mines in the Coal - U.S. segment and the Ohio mines within the WMLP segment. As a result of these charges, the remaining depreciable value of our assets at these mines is lower, which will result in lower depreciation, depletion and amortization expense in future periods.

•
Bridge Loan. On May 21, 2018, we entered into a credit agreement with an ad hoc group of our existing first lien lenders and creditors under the 8.75% Notes and Term Loan, pursuant to which we accessed an additional $110 million term loan, consisting of $90 million in initial funding and an undrawn delayed draw funding of up to $20 million. These funds were used in part to pay off and fully extinguish the Revolver and San Juan Loan. As a result, during the second quarter of 2018, we recognized a $1.8 million loss related to the early extinguishment of debt, and we paid an additional $2.7 million in debt issuance costs. See Note 7 - Debt And Lines Of Credit for further discussion.

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

•
ROVA Sale. During the fourth quarter of 2017, we sold all of the power assets associated with the Roanoke Valley Power Facility ("ROVA") and exited the related power purchase and supply agreements. As a result, the power segment had no revenue, operating income or Adjusted EBITDA in the first half of 2018, but generated revenue of $41.1 million, an operating loss of $1.1 million and negative Adjusted EBITDA of $3.5 million in the first half of 2017.

•
2017 Operating Challenges. Certain of our Canadian mines experienced unexpected operating challenges, including a dragline outage, that impacted financial results for the first and second quarters of 2017. In addition, during the first and second quarters of 2017, we were mining in a more challenging area at the Coal Valley mine. This was in part because we had been operating Coal Valley in anticipation of either a sale or shutdown of the mine during 2017, which drove us to minimize the number of mining pits and delay maintenance on our equipment. This resulted in lower yields and increased costs during the first half of 2017.

During the first quarter of 2017, our Kemmerer mine experienced unusually high amounts of precipitation, which increased our mining costs and restricted our ability to supply coal. These factors lowered our coal tons sold and our revenues during the first quarter of 2017, resulting in a favorable year-over-year comparison for the year-to-date periods in 2018 and 2017. These unfavorable weather patterns did not recur in the 2018 period.

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

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended June 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$276,312	$327,314	$(51,002)	(15.6)%
Operating loss	$(157,985)	$(13,042)	$(144,943)	(1,111.4)%
Net loss applicable to common shareholders	$(186,067)	$(46,144)	$(139,923)	(303.2)%
Adjusted EBITDA(1)	$30,208	$36,855	$(6,647)	(18.0)%
Tons sold—millions of equivalent tons	9.7	11.0	(1.3)	(11.8)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Revenues decreased 15.6% due in large part to the sale of ROVA assets and underlying revenue streams which occurred in the fourth quarter of 2017. This sale resulted in a period-over-period revenue decline of $19.9 million. Further contributing to the decrease were volume declines driven by the planned closure of two units at San Juan and ongoing demand pressure in our Ohio region. Partially offsetting these declines was a $19.3 million increase in revenues quarter-over-quarter at our Coal Valley mine due to favorable pricing (as discussed above in "Recent Trends and Activities") and increased demand in the current quarter.

Operating loss increased by $144.9 million driven primarily by an impairment charge of $143.3 million (as discussed in Note 6 - Loss On Impairment) coupled with increases in selling, general and administrative expense related to advisory fees relative to the ongoing capital structure review. This was partially offset by production efficiencies and reduced depreciation, depletion and amortization expense ("DD&A").
Adjusted EBITDA decreased by $6.6 million, or 18.0%. This decrease was driven by declines in revenues as discussed previously, offset by decreases in cost of sales (excluding DD&A) on lower volumes. Adjusted EBITDA excludes the impact of loss on impairment, DD&A expense and the advisory fees discussed above.
Coal - U.S. Segment Operating Results

	Three Months Ended June 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$102,492	$145,642	$(43,150)	(29.6)%
Operating loss	$(65,529)	$(1,247)	$(64,282)	(5,154.9)%
Adjusted EBITDA(1)	$14,806	$28,260	$(13,454)	(47.6)%
Tons sold—millions of equivalent tons	3.1	4.0	(0.9)	(22.5)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Revenues decreased 29.6% primarily due to a decline in volume at the San Juan mine resulting from the planned closure of two of the four coal power generating units at the San Juan Generating Station coupled with the unplanned outage, described previously in "Recent Trends and Activities." Revenue was also negatively impacted by amended contract terms with one of our merchant customers, which resulted in lower pricing. These declines were partially offset by increased demand at certain other mines, particularly our mines in Montana.
Operating loss increased by $64.3 million driven primarily by an impairment charge of $65.6 million (as discussed in Note 6 - Loss On Impairment) partially offset by a reduction in depletion costs at our San Juan mine as a result of temporary production curtailment.
Adjusted EBITDA decreased by $13.5 million, or 47.6%. This decrease was driven by declines in revenues as discussed previously, offset by decreases in cost of sales (excluding DD&A) on lower volume. Adjusted EBITDA excludes the impact of loss on impairment, DD&A expense and the advisory fees discussed above.
Coal - Canada Segment Operating Results

	Three Months Ended June 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$109,525	$89,033	$20,492	23.0%
Operating income (loss)	$14,847	$(12,078)	$26,925	*
Adjusted EBITDA(1)	$23,289	$(1,913)	$25,202	*
Tons sold—millions of equivalent tons	5.2	5.2	—	—%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues increased 23.0% due primarily to volume and pricing increases at our Coal Valley mine, as discussed in "Recent Trends and Activities" above. This increase was partially offset by volume declines at our Estevan mine.
Operating income (loss) improved by $26.9 million due to the increase in revenues mentioned above, coupled with production efficiencies at our Coal Valley mine as compared to the second quarter of 2017 when costs were higher due to operational challenges, as discussed in "Recent Trends and Activities."
Adjusted EBITDA improved by $25.2 million, driven by the same factors as discussed above for operating income (loss). Adjusted EBITDA excludes the impact of DD&A expense.
Coal - WMLP Segment Operating Results

	Three Months Ended June 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$64,295	$81,052	$(16,757)	(20.7)%
Operating (loss) income	$(82,471)	$7,588	$(90,059)	*
Adjusted EBITDA(1)	$7,649	$18,815	$(11,166)	(59.3)%
Tons sold—millions of equivalent tons	1.4	1.9	(0.5)	(26.3)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues decreased 20.7% on 26.3% fewer coal tons sold during the second quarter of 2018 compared with the second quarter of 2017 driven primarily by pressured volumes in our Ohio market. These declines were partially offset by stronger pricing at the Kemmerer mine in Wyoming and revenue related to an advanced bonus payment from an oil and gas lease.
During the second quarter of 2018, we generated an operating loss of $82.5 million. This compares to operating income of $7.6 million in the second quarter of 2017. This $90.1 million decline quarter-over-quarter was driven primarily by an impairment charge of $77.7 million related to our Ohio Operations (see Note 6 - Loss On Impairment), as well as a decrease in revenues described above and an increase in selling, general and administrative expense related to advisory fees relative to the ongoing capital structure review.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Adjusted EBITDA decreased to $7.6 million compared to $18.8 million in the three months ended June 30, 2018 and 2017, respectively. This decrease was driven by declines in revenues, partially offset by decreases in cost of sales (excluding DD&A), as discussed previously. Adjusted EBITDA excludes the impact of loss on impairment, DD&A expense and the advisory fees discussed above.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Six Months Ended June 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$571,989	$674,326	$(102,337)	(15.2)%
Operating loss	$(147,558)	$(13,115)	$(134,443)	(1,025.1)%
Net loss applicable to common shareholders	$(205,656)	$(75,761)	$(129,895)	(171.5)%
Adjusted EBITDA(1)	$80,026	$132,348	$(52,322)	(39.5)%
Tons sold—millions of equivalent tons	21.2	23.3	(2.1)	(9.0)%
___________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Revenues decreased 15.2% due in large part to the sale of ROVA assets and underlying revenue streams which occurred in the fourth quarter of 2017. This sale resulted in a period-over-period revenue decline of $41.1 million. Further contributing to the decrease were volume declines driven by the planned closure of two units at San Juan and ongoing demand pressure in our Ohio region. Partially offsetting these declines was an 19% increase in revenues period-over-period at our Coal Valley mine due to favorable pricing (as discussed above in "Recent Trends and Activities") and increased demand in the current period.
Operating loss increased by $134.4 million driven primarily by an impairment charge of $143.3 million (as discussed in Note 6 - Loss On Impairment) coupled with increases in selling, general and administrative expense related to advisory fees relative to the ongoing capital structure review. This was partially offset by production efficiencies and reduced depreciation, depletion and amortization expense ("DD&A").
Adjusted EBITDA decreased by $2.0 million, or 2.4% after excluding the $52.5 million in loan and lease receivable collection in the first quarter of 2017, as described in "Recent Trends and Activities" above.
Coal - U.S. Segment Operating Results

	Six Months Ended June 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$221,090	$288,100	$(67,010)	(23.3)%
Operating (loss) income	$(56,394)	$8,991	$(65,385)	(727.2)%
Adjusted EBITDA(1)	$39,020	$60,820	$(21,800)	(35.8)%
Tons sold—millions of equivalent tons	7.6	8.8	(1.2)	(13.6)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Revenues decreased 23.3% primarily due to a decline in volume at the San Juan mine resulting from the planned closure of two of the four coal power generating units at the San Juan Generating Station coupled with the unplanned outage, described previously in "Recent Trends and Activities." Revenue was also negatively impacted by amended contract terms with one of our merchant customers, which resulted in lower pricing. These declines were partially offset by increased demand at certain other mines, particularly our mines in Montana.
Operating (loss) income decreased by $65.4 million driven primarily by an impairment charge of $65.6 million (as discussed in Note 6 - Loss On Impairment) partially offset by a reduction in depletion costs at our San Juan mine as a result of temporary production curtailment.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Adjusted EBITDA decreased by $21.8 million, or 35.8%. This decrease was driven by declines in revenues as discussed previously, offset by decreases in cost of sales (excluding DD&A) on lower volume, as well as selling, general and administrative expense. Adjusted EBITDA excludes the impact of loss on impairment, DD&A expense and the advisory fees discussed above.
Coal - Canada Segment Operating Results

	Six Months Ended June 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$218,797	$200,233	$18,564	9.3%
Operating income (loss)	$33,947	$(17,052)	$50,999	*
Adjusted EBITDA(1)	$52,293	$59,502	$(7,209)	(12.1)%
Tons sold—millions of equivalent tons	10.6	11.1	(0.5)	(4.5)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues increased 9.3% due primarily to volume and pricing increases at our Coal Valley mine, as discussed in "Recent Trends and Activities" above. This increase was partially offset by volume declines at our Estevan mine.
Operating income (loss) improved by $51.0 million due to the increase in revenues mentioned above, coupled with production efficiencies at our Coal Valley mine as compared to the first half of 2017.
Adjusted EBITDA increased by $43.3 million after excluding the $52.5 million in loan and lease receivable collection in the first quarter of 2017, as described in "Recent Trends and Activities" above.
Coal - WMLP Segment Operating Results

	Six Months Ended June 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$132,102	$155,857	$(23,755)	(15.2)%
Operating (loss) income	$(84,468)	$8,870	$(93,338)	*
Adjusted EBITDA(1)	$17,746	$31,643	$(13,897)	(43.9)%
Tons sold—millions of equivalent tons	3.0	3.6	(0.6)	(16.7)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues decreased 15.2% on 16.7% fewer coal tons sold during the six months ended June 30, 2018 compared with the six months ended June 30, 2017 driven by pressured volumes in our Ohio market. These declines were partially offset by stronger pricing at the Kemmerer mine in Wyoming and revenue related to an advanced bonus payment from an oil and gas lease.
During the six months ended June 30, 2018, we generated an operating loss of $84.5 million. This compares to operating income of $8.9 million in the six months ended June 30, 2017. This $93.3 million decline period-over-period was driven primarily by an impairment charge of $77.7 million related to our Ohio Operations (see Note 6 - Loss On Impairment), as well as a decrease in revenues described above and an increase in selling, general and administrative expense related to advisory fees relative to the ongoing capital structure review.
Adjusted EBITDA decreased to $17.7 million compared to $31.6 million for the six months ended June 30, 2018 and 2017, respectively. This decrease was driven by declines in revenues, partially offset by decreases in cost of sales (excluding DD&A), as discussed previously. Adjusted EBITDA excludes the impact of loss on impairment, DD&A expense and the advisory fees discussed above.
Non-GAAP Financial Measures
Adjusted EBITDA
EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization and accretion expense. Adjusted EBITDA is defined as EBITDA before certain charges to income such as advisory

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

fees, loss on impairment, gains and/or losses on debt extinguishment, foreign exchange, derivative losses and/or gains, as well as other items which are not considered part of earnings from operations for comparison purposes to other companies’ normalized income. Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is a key metric used by us to assess our operating performance and as a basis for strategic planning and forecasting and we believe that Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:
• is used widely by investors to measure a company’s operating performance without regard to items excluded from the calculation of such term, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired, among other factors;
• is used by rating agencies, lenders and other parties to evaluate our creditworthiness; and
• helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital structure and asset base from our operating results.

Adjusted EBITDA is not a measure calculated in accordance with GAAP. The items excluded from Adjusted EBITDA are significant in assessing our operating results. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under GAAP. For example, Adjusted EBITDA:
• does not reflect our cash expenditures or future requirements for capital and major maintenance expenditures or contractual commitments;
• does not reflect income tax expenses or the cash requirements necessary to pay income taxes;
• does not reflect changes in, or cash requirements for, our working capital needs; and
• does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on certain of our debt obligations.
In addition, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements. Other companies in our industry and in other industries may calculate Adjusted EBITDA differently from the way that we do, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental data.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

The tables below show how we calculated Adjusted EBITDA, including a breakdown by segment, and reconcile Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

Reconciliation of Adjusted EBITDA to Net Income (Loss) - Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(191,327)	$(46,282)	$(211,638)	$(76,398)
Income tax benefit	(712)	(402)	(747)	(774)
Interest income	(1,174)	(1,038)	(2,217)	(1,931)
Interest expense	30,816	30,109	60,899	59,371
Depreciation, depletion and amortization	26,396	39,497	52,431	76,064
Accretion of asset retirement obligation	8,652	11,142	17,302	22,437
Amortization of intangible assets and liabilities	—	(267)	—	(534)
EBITDA	(127,349)	32,759	(83,970)	78,235
Advisory fees(1)	14,827	925	20,224	925
Loss on impairment	143,324	—	143,324	—
Loss on extinguishment of debt	1,838	—	1,838	—
(Gain) loss on foreign exchange	(264)	1,137	(1,575)	1,602
Customer payments received under loan and lease receivables(2)	—	—	—	50,489
Derivative loss (gain)	—	481	—	(1,904)
(Gain) loss on sale/disposal of assets and other adjustments	(2,193)	420	(1,675)	521
Share-based compensation	25	1,133	1,860	2,480
Adjusted EBITDA	$30,208	$36,855	$80,026	$132,348
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Reconciliation of Adjusted EBITDA to Net Income (Loss) by Segment	Three Months Ended June 30, 2018
	Coal - U.S.	Coal - Canada	Coal - WMLP	Power	Heritage	Corporate	Consolidated
	(In thousands)
Net income (loss)	$(66,772)	$11,502	$(93,758)	$—	$(3,211)	$(39,088)	$(191,327)
Income tax benefit	61	27	—	—	—	(800)	(712)
Interest income	(559)	(247)	(239)	—	(119)	(10)	(1,174)
Interest expense	825	3,520	11,609	—	—	14,862	30,816
Depreciation, depletion and amortization	10,007	7,186	9,189	—	—	14	26,396
Accretion of asset retirement obligation	5,126	1,778	1,748	—	—	—	8,652
EBITDA	(51,312)	23,766	(71,451)	—	(3,330)	(25,022)	(127,349)
Advisory fees(1)	—	293	2,679	—	—	11,855	14,827
Loss on impairment	65,649	—	77,675	—	—	—	143,324
Loss on extinguishment of debt	560	385	—	—	—	893	1,838
Gain on foreign exchange	—	(264)	—	—	—	—	(264)
(Gain) loss on sale/disposal of assets and other adjustments	(91)	(894)	(1,254)	—	—	46	(2,193)
Share-based compensation	—	3	—	—	—	22	25
Adjusted EBITDA	$14,806	$23,289	$7,649	$—	$(3,330)	$(12,206)	$30,208
____________________

(1)
Amount represents fees paid to financial and legal advisors related to the assessment of Westmoreland’s capital structure. These advisors, together with Westmoreland's management and board of directors, are developing and evaluating options to optimize Westmoreland’s overall capital structure.

Reconciliation of Adjusted EBITDA to Net Income (Loss) by Segment	Three Months Ended June 30, 2017
	Coal - U.S.	Coal - Canada	Coal - WMLP	Power	Heritage	Corporate	Consolidated
	(In thousands)
Net loss	$(5,565)	$(16,409)	$(2,351)	$(405)	$(3,730)	$(17,822)	$(46,282)
Income tax expense (benefit)	—	203	—	—	—	(605)	(402)
Interest income	(439)	(187)	(233)	(68)	(99)	(12)	(1,038)
Interest expense	3,898	3,329	10,652	91	—	12,139	30,109
Depreciation, depletion and amortization	22,644	6,782	10,111	—	—	(40)	39,497
Accretion of asset retirement obligation	6,862	2,922	1,336	22	—	—	11,142
Amortization of intangible assets and liabilities	—	—	—	(267)	—	—	(267)
EBITDA	27,400	(3,360)	19,515	(627)	(3,829)	(6,340)	32,759
Advisory fees(1)	—	—	—	—	—	925	925
Loss on foreign exchange	—	1,137	—	—	—	—	1,137
Derivative loss	—	—	—	481	—	—	481
Loss (gain) on sale/disposal of assets and other adjustments	680	188	(700)	—	42	210	420
Share-based compensation	180	122	—	6	—	825	1,133
Adjusted EBITDA	$28,260	$(1,913)	$18,815	$(140)	$(3,787)	$(4,380)	$36,855
____________________

(1)
Amount represents fees paid to financial and legal advisors related to the assessment of Westmoreland’s capital structure. These advisors, together with Westmoreland's management and board of directors, are developing and evaluating options to optimize Westmoreland’s overall capital structure.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Reconciliation of Adjusted EBITDA to Net Income (Loss) by Segment	Six Months Ended June 30, 2018
	Coal - U.S.	Coal - Canada	Coal - WMLP	Power	Heritage	Corporate	Consolidated
	(In thousands)
Net income (loss)	$(60,555)	$28,849	$(106,636)	$—	$(6,390)	$(66,906)	$(211,638)
Income tax benefit	77	35	—	—	—	(859)	(747)
Interest income	(1,067)	(426)	(498)	—	(215)	(11)	(2,217)
Interest expense	3,602	6,854	22,959	—	—	27,484	60,899
Depreciation, depletion and amortization	20,343	14,704	17,354	—	—	30	52,431
Accretion of asset retirement obligation	10,254	3,499	3,549	—	—	—	17,302
EBITDA	(27,346)	53,515	(63,272)	—	(6,605)	(40,262)	(83,970)
Advisory fees(1)	—	293	4,651	—	—	15,280	20,224
Loss on impairment	65,649	—	77,675	—	—	—	143,324
Loss on extinguishment of debt	560	385	—	—	—	893	1,838
(Gain) loss on foreign exchange	—	(1,575)	—	—	—	—	(1,575)
Loss on sale/disposal of assets and other adjustments	37	(533)	(1,360)	—	8	173	(1,675)
Share-based compensation	120	208	52	—	—	1,480	1,860
Adjusted EBITDA	$39,020	$52,293	$17,746	$—	$(6,597)	$(22,436)	$80,026
____________________

(1)
Amount represents fees paid to financial and legal advisors related to the assessment of Westmoreland’s capital structure. These advisors, together with Westmoreland's management and board of directors, are developing and evaluating options to optimize Westmoreland’s overall capital structure.

Reconciliation of Adjusted EBITDA to Net Income (Loss) by Segment	Six Months Ended June 30, 2017
	Coal - U.S.	Coal - Canada	Coal - WMLP	Power	Heritage	Corporate	Consolidated
	(In thousands)
Net income (loss)	$1,107	$(23,425)	$(11,167)	$(1,225)	$(7,338)	$(34,350)	$(76,398)
Income tax expense (benefit)	—	158	—	—	—	(932)	(774)
Interest income	(885)	(289)	(438)	(92)	(212)	(15)	(1,931)
Interest expense	7,135	7,204	21,130	181	—	23,721	59,371
Depreciation, depletion and amortization	38,643	17,036	20,461	—	—	(76)	76,064
Accretion of asset retirement obligation	13,830	5,892	2,672	43	—	—	22,437
Amortization of intangible assets and liabilities	—	—	—	(534)	—	—	(534)
EBITDA	59,830	6,576	32,658	(1,627)	(7,550)	(11,652)	78,235
Advisory fees(1)	—	—	—	—	—	925	925
Loss on foreign exchange	—	1,602	—	—	—	—	1,602
Customer payments received under loan and lease receivables(2)	—	50,489	—	—	—	—	50,489
Derivative gain	—	—	—	(1,904)	—	—	(1,904)
Loss (gain) on sale/disposal of assets and other adjustments	607	522	(1,015)	—	95	312	521
Share-based compensation	383	313	—	16	—	1,768	2,480
Adjusted EBITDA	$60,820	$59,502	$31,643	$(3,515)	$(7,455)	$(8,647)	$132,348
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
Liquidity and Capital Resources
Liquidity
We had the following liquidity as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents	$63.2	$103.2
Revolver availability	—	28.7
Undrawn Bridge Loan capacity	20.0	—
Total	$83.2	$131.9

We conduct our operations through subsidiaries. We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions and corporate overhead expenses. Our principal sources of cash are distributions from our operating subsidiaries. The cash at all of our subsidiaries is immediately available, except for cash at WMLP ($28.2 million and $36.7 million as of June 30, 2018 and December 31, 2017, respectively). The cash at WMLP is governed as described in Note 7 - Debt And Lines Of Credit.

As discussed further in Note 7 - Debt And Lines Of Credit, the Company's Revolver was extinguished on May 21, 2018. As such, there was no Revolver availability as of June 30, 2018.
Debt Obligations
See Note 7 - Debt And Lines Of Credit for a description of our different debt facilities.
Covenant Compliance
Under impacts of declining industry conditions and significant debt service requirements on the Company’s financial position, results of operations and cash flows gives rise to substantial doubt about our ability to pay our obligations as they come due. In consideration of these challenges, the Company has engaged advisers to assist with the evaluation of strategic alternatives, which may include seeking a restructuring, selling certain assets, amendment or refinancing of existing debt through a private restructuring or reorganization under Chapter 11 of the Bankruptcy Code. However, there can be no assurances that the Company will be able to successfully restructure its indebtedness, improve its financial position or complete any strategic transactions. As a result of these uncertainties and the likelihood of a restructuring or reorganization, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern. As such, the accompanying consolidated financial statements (unaudited) are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern, other than the reclassification of certain long-term debt to current debt and the related debt issuance costs to current liabilities and current assets, respectively.

On May 21, 2018, we entered into the Bridge Loan agreement, as described further in Note 7 - Debt And Lines Of Credit, which provided an additional $110 million term loan, consisting of an initial funding of $90 million and an undrawn delayed draw funding of up to $20 million. Approximately $48.5 million of the initial $90 million in proceeds of the Bridge Loan was used to extinguish in full the Company’s Revolver and San Juan Loan. The remaining proceeds will be used to fund working capital. The extinguishment of the San Juan Loan has eliminated certain previous restrictions and now operating cash flows generated at the San Juan mine are available for use by the Company. The Bridge Loan has a maturity date of May 21, 2019.

Concurrently with the execution of the Bridge Loan on May 21, 2018, the Company entered into a forbearance agreement with greater than 75% of note holders ("Supporting Note Holders") of the Company’s 8.75% Notes in which the Supporting Note Holders agreed to forbear from exercising certain rights and remedies under the Indenture or the related security documents until the earlier of a) September 30, 2018, or b) a termination event (as defined in such agreement) ("Note Forbearance"). Additionally, the Company entered into a fourth amendment to its Term Loan Credit Agreement, greater than 75% of the lenders thereunder ("Supporting Lenders") agreed to forbear from exercising certain rights and remedies under the Term

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Loan Credit Agreement or the related security documents until the earlier of a) September 30, 2018, or b) a termination event (as defined in such agreement) ("Term Loan Forbearance," and together with the Note Forbearance, the "Forbearances").

Pursuant to the forbearing of rights and remedies of Term Loan lenders and 8.75% Notes holders upon the non-payment of principal and interest when due, as more particularly described in the Forbearances (defined in Note 7 - Debt And Lines Of Credit), on June 29 and July 2, 2018, respectively, we elected to defer a scheduled interest and principal payment of $8.0 million on the Term Loan and a scheduled interest payment of $15.3 million on the 8.75% Notes. In accordance with the Forbearances, the Supporting Note Holders and the Supporting Lenders may not deliver any notice or instruction to the respective trustee or administrative agent to exercise any rights or remedies as a result of our election to defer these interest and principal payments during the forbearance period.

The WMLP Term Loan matures on December 31, 2018 and WMLP does not currently have liquidity or access to additional capital sufficient to pay off this debt by its maturity date. This condition gives rise to substantial doubt about WMLP’s ability to continue as a going concern for one year after the issuance of its financial statements. Certain covenants in the WMLP Term Loan provide that an audit opinion on WMLP’s stand-alone consolidated financial statements that includes an explanatory paragraph referencing WMLP's conclusion that substantial doubt exists as to WMLP’s ability to continue as a going concern constitutes an event of default. The audit opinion in WMLP’s Annual Report on Form 10-K for the year ended December 31, 2017 ("WMLP's 2017 Form 10-K") contained such an explanatory paragraph. On each of March 1, May 15, June 15, and July 31, 2018, the WMLP Term Loan lenders temporarily waived the event of default arising as a result of such explanatory paragraph being included in the audit opinion in WMLP’s 2017 Form 10-K. The current waiver expires on the earlier occurrence of September 8, 2018 or upon the occurrence of any other event of default under the WMLP Term Loan. Unless WMLP obtains further waivers for or otherwise cures this event of default, the lenders could accelerate the maturity date of the WMLP Term Loan after the waiver expires, making it immediately due and payable. Pursuant to the Forbearances, the Supporting Note Holders and Supporting Lenders have agreed to forbear the exercise of rights and remedies during the period of the Forbearances that may result from this event of default under the WMLP Term Loan. All outstanding principal balances and related debt issuance costs for the WMLP Term Loan, the Term Loan, the 8.75% Notes and the Bridge Loan are presented as current debt on our Consolidated Balance Sheets (unaudited). We do not currently have liquidity or access to additional capital sufficient to pay off this debt.
Restricted Group and Unrestricted Group Results
Under the indenture governing the 8.75% Notes and the Term Loan and as of June 30, 2018, Westmoreland Resources GP, LLC, WMLP and all of WMLP’s subsidiaries are designated as "unrestricted subsidiaries" (the "Unrestricted Group"). All of our other subsidiaries are "restricted subsidiaries" (the "Restricted Group"). Only the Restricted Group provides credit support for our obligations under the 8.75% Notes and the Term Loan. The Unrestricted Group is not subject to any of the restrictive covenants in the 8.75% Notes or the Term Loan. Conversely, the Restricted Group are not obligors of the WMLP Term Loan and such indebtedness is non-recourse to the Restricted Group and its assets.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

The 8.75% Notes require summary information for the Restricted Group and Unrestricted Group provided as follows:

	Restricted Group	Unrestricted Group	Total
	(In thousands)
Balance sheet as of June 30, 2018:
Cash and cash equivalents	$34,954	$28,233	$63,187
Total current assets	307,186	69,585	376,771
Total assets	1,220,825	236,770	1,457,595
Total current liabilities	958,455	365,288	1,323,743
Total debt	760,654	326,295	1,086,949
Total liabilities	1,738,627	405,153	2,143,780

Statement of operations for the six months ended June 30, 2018:
Revenues	$439,887	$132,102	$571,989
Operating costs and expenses	502,977	216,570	719,547
Operating income	(63,090)	(84,468)	(147,558)
Other expense	(42,659)	(22,168)	(64,827)
Loss before income taxes	(105,749)	(106,636)	(212,385)
Income tax benefit	(747)	—	(747)
Net loss	(105,002)	(106,636)	(211,638)
Less net loss attributable to noncontrolling interest	(5,982)	—	(5,982)
Net loss attributable to the Parent company	$(99,020)	$(106,636)	$(205,656)
Adjusted EBITDA	$62,279	$17,746	$80,025
Non-Guarantor Restricted Subsidiaries' Results
The 8.75% Notes require summary information for WRMI (the “Non-Guarantor Restricted Subsidiary”) as follows:

	June 30, 2018	Percent of Consolidated Total
	(In thousands)
Total assets	$4,427	0.3%
Total debt	$—	—%
Total liabilities	$950	—%

	Six Months Ended June 30, 2018	Percent of Consolidated Total
	(In thousands)
Revenues	$—	—%
Adjusted EBITDA	$522	0.7%

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash provided by (used in):
Operating activities	$(40,082)	$10,154
Investing activities	(9,714)	30,492
Financing activities	17,040	(44,688)
Period over period cash flows from operating activities decreased by approximately $50.2 million. This decrease in operating cash flows was primarily driven by increases in inventories and the change in other assets and liabilities, partially offset by the collection of previously unbilled revenues. Period over period cash flows from investing activities decreased by approximately $40.2 million. This decrease in investing cash flows was primarily driven by the non occurrence of receipts from loan and lease receivables of $50.5 million, partially off set by decreases in capital expenditures. Period over period cash flows from financing activities increased by approximately $61.7 million. This increase in financing cash flows was due to the net borrowings of the Bridge Loan for the six months ended June 30, 2018 compared to principal repayments made in June 30, 2017.
Asset Retirement Obligations and Related Assets Available to Fund Obligations
Our asset retirement obligations as of June 30, 2018, by segment, are presented in the table below. Asset retirement obligations are discounted based on our credit-adjusted risk-free interest rates.

Asset Retirement Obligations
(In thousands)
Coal - U.S.	$299,274
Coal - Canada	118,540
Coal - WMLP	41,932
Power	2,977
Total	$462,723
Our projected undiscounted, uninflated raw costs of final reclamation and related restricted investments, reclamation deposits, reclamation bond collateral and customer obligations for final reclamation as of June 30, 2018 were as follows:

	Projected Final Reclamation Costs	Reclamation Deposits	Restricted Investments and Bond Collateral	Customer Obligations for Final Reclamation
	(In thousands)
Coal - U.S.	$490,997	$79,793	$18,967	$317,441
Coal - Canada	188,480	—	54,121	—
Coal - WMLP	70,213	—	35,811	—
Power	3,888	—	—	—
Total	$753,578	$79,793	$108,899	$317,441
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

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2018. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	— LEGAL PROCEEDINGS
We are subject, from time-to-time, to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. We cannot predict with certainty the outcome of Actions brought against us. Accordingly, adverse developments, settlements or resolutions may occur and may result in a negative impact on income in the quarter of such development, settlement or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results. See Note 16 - Contingencies for a description of any pending legal proceedings, which information is incorporated herein by reference.

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
The Company did not make any sales of its common stock during the three months ended June 30, 2018.

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

ITEM 6	— EXHIBITS
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-11155	3.1	7/31/2015
3.2	Amended and Restated Bylaws	8-K	001-11155	3.1	2/25/2015
3.3	Amendment Number One to the Amended and Restated Bylaws of Westmoreland Coal Company	8-K	001-11155	3.1	5/18/2016
10.1
Fourth Amendment to Credit Agreement, dated as of May 21, 2018 among San Juan Coal Company, a Delaware corporation, San Juan Transportation Company, a Delaware corporation, Westmoreland San Juan Holdings, Inc., a Delaware corporation, Westmoreland San Juan, LLC, a Delaware limited liability company, Westmoreland Power, Inc., a Delaware corporation, Westmoreland Energy Services, Inc. a Delaware Corporation, Westmoreland Canada LLC, a Delaware limited liability company, Westmoreland Canadian Investments, L.P., a Quebec limited partnership, Absaloka Coal, LLC, a Delaware limited liability company and Basin Resources, Inc., a Colorado corporation, the other Guarantors party thereto, Westmoreland Coal Company, a Delaware corporation, the lenders party thereto and Wilmington Savings Fund Society, FSB (as successor in interest to Bank of Montreal), as Administrative Agent.
		8-K	001-11155	10.1	5/23/2018

10.2	Supplement No. 5, dated as of May 21, 2018, to the Guaranty and Collateral Agreement, dated as of December 16, 2014 (as amended, amended and restated, waived, supplemented or otherwise modified from time to time) among Westmoreland Coal Company, a Delaware corporation, certain subsidiaries of Westmoreland Coal Company and Wilmington Savings Fund Society, FSB (as successor in interest to Bank of Montreal), as Collateral Agent.	8-K	001-11155	10.2	5/23/2018
10.3	Forbearance Agreement, dated as of May 21, 2018, by and among Westmoreland Coal Company, a Delaware corporation, the subsidiary guarantors party thereto and the noteholders party thereto.	8-K	001-11155	10.3	5/23/2018
10.4
Sixth Supplemental Indenture, dated as of May 21, 2018, by and among San Juan Coal Company, a Delaware corporation, San Juan Transportation Company, a Delaware corporation, Westmoreland San Juan Holdings, Inc., a Delaware corporation, Westmoreland San Juan, LLC, a Delaware limited liability company, Westmoreland Power, Inc., a Delaware corporation, Westmoreland Energy Services, Inc. a Delaware Corporation, Westmoreland Canada LLC, a Delaware limited liability company, Westmoreland Canadian Investments, L.P., a Quebec limited partnership, Absaloka Coal, LLC, a Delaware limited liability company and Basin Resources, Inc., a Colorado corporation, the other Guarantors party thereto, Westmoreland Coal Company, a Delaware corporation, and U.S. Bank National Association as trustee and notes collateral agent.
		8-K	001-11155	10.4	5/23/2018
10.5	Supplement No. 5, dated as of May 21, 2018, to the Notes Collateral Agreement, dated as of December 16 2014 (as amended, amended and restated, waived supplemented or otherwise modified from time to time) among Westmoreland Coal Company, a Delaware corporation, certain subsidiaries of Westmoreland Coal Company and U.S. Bank National Association, as Notes Collateral Agent.	8-K	001-11155	10.5	5/23/2018
10.6	Seventh Supplemental Indenture, dated June 5, 2018, by and among Westmoreland Coal Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.	8-K	001-11155	10.1	6/11/2018
10.7	Intercreditor Agreement, dated as of June 5, 2018, by and among the Westmoreland Coal Company, the grantors named therein, Wilmington Savings Fund Society, FSB, as term loan collateral agent and Bridge Loan agent and U.S. Bank National Association, as notes collateral agent.	8-K	001-11155	10.2	6/11/2018
10.8	Form version of Letter Agreement	8-K	001-11155	10.1	3/07/2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X

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

WESTMORELAND COAL COMPANY

Date:	August 3, 2018	/s/ Gary A. Kohn
Gary A. Kohn
Chief Financial Officer (Principal Financial Officer and A Duly Authorized Officer)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information - See Notes to Schedule I Condensed Financial Statements)

	June 30, 2018	December 31, 2017
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,509	$6,942
Receivables:
Intercompany receivable	—	30,634
Other	1,974	2,150
Total receivables	1,974	32,784
Other current assets	8,342	1,051
Total current assets	18,825	40,777
Property, plant and equipment:
Plant and equipment	2,606	2,558
Less accumulated depreciation and amortization	1,123	1,326
Net property, plant and equipment	1,483	1,232
Restricted investments	17,141	16,497
Investment in subsidiaries	276,555	343,226
Intercompany receivable	156,204	156,204
Other assets	5,133	5,710
Total Assets	$475,341	$563,646
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$737,372	$651,142
Accounts payable and accrued expenses:
Trade and other accrued liabilities	18,778	17,536
Interest payable	23,750	15,541
Postretirement medical benefits	12,275	12,275
Other current liabilities	38,597	1,035
Total current liabilities	830,772	697,529
Long-term debt, less current installments	500	500
Postretirement medical benefits, less current portion	259,290	257,559
Pension and SERP obligations, less current portion	38,482	39,209
Intercompany payable	8,757	9,820
Other liabilities	23,725	23,807
Total liabilities	1,161,526	1,028,424
Shareholders’ deficit:
Common stock	188	188
Other paid-in capital	252,354	250,494
Accumulated other comprehensive loss	(170,289)	(158,699)
Accumulated deficit	(757,949)	(552,263)
Total shareholders’ deficit	(675,696)	(460,280)
Noncontrolling interests in consolidated subsidiaries	(10,489)	(4,498)
Total deficit	(686,185)	(464,778)
Total Liabilities and Deficit	$475,341	$563,646

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Information - See Notes to Schedule I Condensed Financial Statements)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues	$—	$—	$—	$—
Cost, expenses and other:
Cost of sales	835	552	1,241	1,210
Depreciation, depletion and amortization	93	111	330	232
Selling and administrative	23,213	7,194	37,597	13,191
Heritage health benefit expenses	889	1,001	1,778	1,993
	25,030	8,858	40,946	16,626
Operating loss	(25,030)	(8,858)	(40,946)	(16,626)
Other income (expense):
Interest expense	(17,957)	(15,243)	(33,684)	(30,355)
Loss on extinguishment of debt	(892)	—	(892)	—
Interest income	3,225	3,214	6,362	6,859
Other expense	(2,427)	(2,837)	(4,936)	(5,699)
	(18,051)	(14,866)	(33,150)	(29,195)
Loss before income taxes and loss of consolidated subsidiaries	(43,081)	(23,724)	(74,096)	(45,821)
Equity in income (loss) of consolidated subsidiaries	(149,046)	(23,163)	(138,401)	(31,508)
Loss before income taxes	(192,127)	(46,887)	(212,497)	(77,329)
Income tax benefit	(800)	(605)	(859)	(931)
Net loss	(191,327)	(46,282)	(211,638)	(76,398)
Less net loss attributable to noncontrolling interest	(5,260)	(138)	(5,982)	(637)
Net loss attributable to the Parent company	$(186,067)	$(46,144)	$(205,656)	$(75,761)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Parent Company Information - See Notes to Schedule I Condensed Financial Statements)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(191,327)	$(46,282)	$(211,638)	$(76,398)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains and prior service costs, pension	119	583	239	1,177
Adjustments to accumulated actuarial gains and transition obligations, pension	148	165	(45)	301
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	969	965	1,938	1,929
Tax effect of other comprehensive income	(857)	(1,247)	(902)	(2,205)
Foreign currency translation adjustment (losses) gains	(5,255)	5,926	(12,544)	8,029
Unrealized and realized (losses) gains on available-for-sale debt securities	(246)	386	(276)	1,196
Other comprehensive (loss) income, net of income taxes	(5,122)	6,778	(11,590)	10,427
Comprehensive loss	(196,449)	(39,504)	(223,228)	(65,971)
Less: Comprehensive loss attributable to noncontrolling interest	(5,260)	(138)	(5,982)	(637)
Comprehensive loss attributable to Parent company	$(191,189)	$(39,366)	$(217,246)	$(65,334)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information - See Notes to Schedule I Condensed Financial Statements)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(211,638)	$(76,398)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	330	232
Share-based compensation	1,478	1,939
Amortization of deferred financing costs	2,400	2,333
Loss on extinguishment of debt	536	—
Gain on foreign exchange	2	(7)
Equity in loss of subsidiaries	138,401	31,508
Deferred income tax benefit	—	(325)
Distributions received from subsidiaries	—	24
Other	116	(95)
Changes in operating assets and liabilities:
Receivables	176	1,782
Accounts payable and accrued expenses	1,259	(1,114)
Other assets and liabilities	533	(418)
Net cash used in operating activities	(66,407)	(40,539)
Cash flows from investing activities:
Additions to property, plant and equipment	(539)	(595)
Proceeds from sales of restricted investments	1,741	2,033
Purchases of restricted investments	(2,482)	(1,966)
Net cash used in investing activities	(1,280)	(528)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	86,700	—
Repayments of long-term debt	—	(1,644)
Borrowings on revolving lines of credit	114,400	103,200
Repayments on revolving lines of credit	(114,400)	(103,200)
Debt issuance costs and other refinancing costs	(2,664)	—
Transactions with Parent/affiliates	(14,782)	38,537
Other	—	—
Net cash provided by financing activities	69,254	36,893
Net (decrease) increase in cash and cash equivalents	1,567	(4,174)
Cash and cash equivalents, beginning of period	6,942	10,256
Cash and cash equivalents, end of period	$8,509	$6,082

WESTMORELAND COAL COMPANY
NOTES TO SCHEDULE I CONDENSED FINANCIAL STATEMENTS
Parent Company Information

1.LONG-TERM DEBT AND LINES OF CREDIT
The amounts outstanding under the Parent's long-term debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	June 30, 2018	December 31, 2017
	(In thousands)
Bridge Loan	$90,000	$—
8.75% Notes	$350,000	$350,000
Term Loan	319,773	320,595
Revolver	—	—
Other debt	500	500
Total debt	760,273	671,095
Less debt discount and issuance costs, net	(22,401)	(19,453)
Less current installments	(737,372)	(651,142)
Total non-current debt	$500	$500
The following table presents aggregate contractual debt maturities of all long-term debt for the Parent:

June 30, 2018
Maturities(1)	(In thousands)
2018	$2,966
2019	93,288
2020	314,019
2021	—
2022	350,000
Thereafter	—
Total debt	$760,273
____________________
(1) Debt obligations are scheduled based on their contractual maturities and are not reflective of any potential accelerations discussed in Note 7 - Debt And Lines Of Credit.

For details on the Bridge Loan, 8.75% Notes, Term Loan and Revolver debt facilities, see Note 7 - Debt And Lines Of Credit.