Form 10-Q
period 2018-09-30
WESTMORELAND COAL Co
filed 2018-11-01
CIK 106455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________
FORM 10-Q
 __________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 30, 2018: 18,788,532 shares of common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
Assets	(In thousands)
Current assets:
Cash and cash equivalents	$93,590	$103,247
Receivables:
Trade	88,823	89,311
Other	15,114	17,697
Total receivables	103,937	107,008
Inventories	109,845	106,795
Unbilled revenues	45,345	63,874
Other current assets	35,154	11,517
Total current assets	387,871	392,441
Land, mineral rights, property, plant and equipment	1,252,628	1,665,740
Less accumulated depreciation, depletion and amortization	(685,166)	(923,905)
Net land, mineral rights, property, plant and equipment	567,462	741,835
Advanced coal royalties	12,637	21,404
Restricted investments, reclamation deposits and bond collateral	207,461	200,194
Unbilled revenues, less current portion	222,447	225,245
Investment in joint venture	25,364	27,763
Other assets	44,615	55,036
Total Assets	$1,467,857	$1,663,918
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$1,085,121	$983,427
Accounts payable and accrued expenses:
Trade and other accrued liabilities	119,503	121,489
Interest payable	41,478	22,840
Production taxes	45,780	41,688
Postretirement medical benefits	14,734	14,734
Deferred revenue	2,648	3,201
Asset retirement obligations	50,958	48,429
Other current liabilities	9,370	9,401
Total current liabilities	1,369,592	1,245,209
Long-term debt, less current installments	12,408	64,980
Postretirement medical benefits, less current portion	319,626	317,407
Pension and SERP obligations, less current portion	41,395	43,585
Asset retirement obligations, less current portion	412,461	426,038
Other liabilities	35,273	31,477
Total liabilities	2,190,755	2,128,696
Shareholders’ deficit:
Common stock of $0.01 par value: Authorized 30,000,000 shares; Issued and outstanding 18,788,532 shares at September 30, 2018 and 18,771,643 shares at December 31, 2017	188	188
Other paid-in capital	252,338	250,494
Accumulated other comprehensive loss	(165,493)	(158,699)
Accumulated deficit	(798,491)	(552,263)
Total shareholders’ deficit	(711,458)	(460,280)
Noncontrolling interests in consolidated subsidiaries	(11,440)	(4,498)
Total deficit	(722,898)	(464,778)
Total Liabilities and Shareholders’ Deficit	$1,467,857	$1,663,918
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues	$328,890	$365,014	$900,880	$1,039,341
Cost, expenses and other:
Cost of sales (exclusive of depreciation, depletion and amortization, shown separately)	270,808	280,311	723,033	837,651
Depreciation, depletion and amortization	26,693	38,066	79,124	114,131
Selling and administrative	39,801	26,398	113,095	83,300
Heritage health benefit expenses	904	1,044	2,706	3,036
(Gain) loss on sale/disposal of assets	(969)	236	(3,366)	202
Loss on impairment	—	—	143,324	—
Derivative gain	—	(4,667)	—	(6,571)
Income from equity affiliates	(984)	(1,355)	(2,092)	(4,274)
Other operating loss (income)	5	—	(18)	—
	336,258	340,033	1,055,806	1,027,475
Operating (loss) income	(7,368)	24,981	(154,926)	11,866
Other (expense) income:
Interest expense	(32,769)	(30,017)	(93,668)	(89,388)
Gain (loss) on extinguishment of debt	17	—	(1,821)	—
Interest income	1,513	1,012	3,730	2,942
(Loss) gain on foreign exchange	(1,070)	(1,733)	505	(3,337)
Other expense	(1,519)	(6,974)	(7,401)	(11,990)
	(33,828)	(37,712)	(98,655)	(101,773)
Loss before income taxes	(41,196)	(12,731)	(253,581)	(89,907)
Income tax expense (benefit)	289	(256)	(457)	(1,030)
Net loss	(41,485)	(12,475)	(253,124)	(88,877)
Less net loss attributable to noncontrolling interest	(945)	(78)	(6,927)	(715)
Net loss applicable to common shareholders	$(40,540)	$(12,397)	$(246,197)	$(88,162)

Net loss per share applicable to common shareholders:
Basic and diluted	$(2.16)	$(0.66)	$(13.16)	$(4.72)
Weighted average number of common shares outstanding:
Basic and diluted	18,776	18,742	18,704	18,672
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(41,485)	$(12,475)	$(253,124)	$(88,877)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains and prior service costs, pension	264	588	503	1,765
Adjustments to accumulated actuarial gains and transition obligations, pension	(141)	(112)	(186)	189
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	171	964	2,109	2,893
Tax effect of other comprehensive loss (income)	144	(684)	(758)	(2,889)
Foreign currency translation adjustment gain (loss)	4,692	9,426	(7,852)	17,455
Unrealized and realized (losses) gains on available-for-sale debt securities	(334)	278	(611)	1,474
Other comprehensive income (loss), net of income taxes	4,796	10,460	(6,795)	20,887
Comprehensive loss	(36,689)	(2,015)	(259,919)	(67,990)
Less: Comprehensive loss attributable to noncontrolling interest	(945)	(78)	(6,927)	(715)
Comprehensive loss attributable to common shareholders	$(35,744)	$(1,937)	$(252,992)	$(67,275)
See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(253,124)	$(88,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	79,124	114,131
Accretion of asset retirement obligation	26,002	33,796
Share-based compensation	1,845	3,846
Loss on impairment	143,324	—
Non-cash interest expense	13,028	6,981
Amortization of deferred financing costs	6,459	8,183
Non-cash loss on extinguishment of debt	1,420	—
Gain on derivative instruments	—	(6,571)
(Gain) loss on foreign exchange	(505)	3,337
Income from equity affiliates	(2,092)	(4,274)
Distributions from equity affiliates	3,642	4,970
Deferred income tax benefit	(416)	(998)
Other	(3,842)	3,341
Changes in operating assets and liabilities:
Receivables	2,193	(1,223)
Inventories	(5,890)	19,713
Accounts payable and accrued expenses	4,124	(26,965)
Interest payable	22,151	(7,165)
Deferred revenue	(577)	(6,085)
Unbilled revenues	21,135	(19,959)
Other assets and liabilities	(19,776)	17,977
Asset retirement obligations	(29,634)	(33,004)
Net cash provided by operating activities	8,591	21,154
Cash flows from investing activities:
Additions to property, plant and equipment	(25,309)	(25,365)
Proceeds from sales of restricted investments	29,801	33,686
Purchases of restricted investments	(29,239)	(38,594)
Cash payments related to acquisitions and other	—	(3,580)
Proceeds from sales of assets	3,162	774
Receipts from loan and lease receivables	—	50,488
Other	(581)	(1,384)
Net cash (used in) provided by investing activities	(22,166)	16,025
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	86,700	—
Repayments of long-term debt	(72,766)	(64,078)
Borrowings on revolving lines of credit	122,400	236,100
Repayments on revolving lines of credit	(122,400)	(225,560)
Debt issuance costs and other refinancing costs	(2,664)	—
Other	—	(550)
Net cash provided by (used in) financing activities	11,270	(54,088)
Effect of exchange rate changes on cash	1,997	321
Net decrease in cash and cash equivalents, including restricted cash	(308)	(16,588)
Cash and cash equivalents, including restricted cash, beginning of period	152,439	129,615
Cash and cash equivalents, including restricted cash, end of period	$152,131	$113,027
Supplemental disclosures of cash flow information:
Cash paid for interest	$53,477	$81,478
Non-cash transactions:
Accrued purchases of property and equipment	$3,223	$3,508
Capital leases and other financing sources	616	503
San Juan longwall financing	8,643	—

Cash and cash equivalents, including restricted cash, end of period
Cash and cash equivalents	$93,590	$44,143
Restricted cash in Restricted investments, reclamation deposits and bond collateral	58,541	68,884
	$152,131	$113,027

See accompanying Notes to Consolidated Financial Statements (Unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include accounts of Westmoreland Coal Company (the "Company" or "WCC"), and its subsidiaries and controlled entities including those of Westmoreland Resource Partners, LP ("WMLP"). All intercompany transactions and accounts have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and require the use of management’s estimates. The financial information contained in this Quarterly Report on Form 10-Q ("Quarterly Report") is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the periods shown. Such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to current period presentation. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018.
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
Filing Under Chapter 11 of the United States Bankruptcy Code
On October 9, 2018 (the “Petition Date”), the Company and certain of its subsidiaries, including WMLP (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Company’s Canadian entities and Westmoreland Risk Management, Inc. ("WRMI") are excluded from the Bankruptcy Petitions. The Bankruptcy Court has entered an order granting the Debtors motion seeking to jointly administer all of the Debtors’ Chapter 11 cases (the “Chapter 11 Cases”) under the caption "In re Westmoreland Coal Company, et al." and case number 18-35672 (DJR). The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
For the duration of the Chapter 11 Cases, the Company’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result of these risks and uncertainties, the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of its operations, properties and capital plans included in these financial statements may not accurately reflect its operations, properties and capital plans following the Chapter 11 Cases.
The Debtors have filed a series of first day motions with the Bankruptcy Court that seek authorization to continue to conduct their business without interruption, and the Bankruptcy Court has entered orders approving these motions on an interim basis. The Bankruptcy Court hearing to consider approval of these motions on a final basis is currently scheduled for November 13, 2018. These motions are designed primarily to minimize the effect of bankruptcy on the Debtors’ operations, customers and employees. The Company expects ordinary-course operations to continue substantially uninterrupted during and after the commencement of the Chapter 11 Cases. Employees should expect no change in their daily responsibilities and to be paid in the ordinary course of business.
Restructuring Support Agreement
In connection with its Chapter 11 filing, on October 9, 2018, the Company executed a restructuring support agreement (the “RSA”), with members of an ad hoc group of noteholders and lenders (the “Ad Hoc Group”) under (i) the Company’s senior secured 8.75% notes due 2022 (such notes, collectively, the “Prepetition First Lien Notes”) governed by that certain Indenture, dated as of December 16, 2014 (as amended, restated, supplemented or otherwise modified from time to time, the “Prepetition First Lien Notes Indenture”), by and among the Company, the guarantors named therein, and U.S. Bank National Association, as trustee and collateral agent, (ii) the Company’s Credit Agreement, dated as of December 16, 2014 (as amended, restated, supplemented or otherwise modified from time to time, the “Prepetition First Lien Credit Agreement”, and the loan governed thereby, the “Prepetition First Lien Term Loan”), by and among the Company, as borrower, the guarantors and lenders named therein and Wilmington Savings Fund Society, FSB, as agent, and (iii) the Terms of Bridge Loans, attached as Exhibit L to the Prepetition First Lien Credit Agreement, dated as of May 21, 2018, among the Company, Westmoreland San Juan, LLC and

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Prairie Mines & Royalty ULC, as borrowers, the guarantors and lenders named therein, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (as amended, restated, supplemented or otherwise modified from time to time, the “Prepetition Bridge Loan Agreement”).
Pursuant to the terms of the RSA, and the Sale Term Sheet and Plan Term Sheet attached as exhibits thereto, the Company and the Ad Hoc Group have agreed on the principal terms of a Chapter 11 plan of reorganization pursuant to which the holders of the Prepetition First Lien Notes and Prepetition First Lien Term Loan will credit bid for and acquire the Company’s core assets and, in the event that any of the Company’s non-core assets (as set forth on a schedule to the Sale Term Sheet) are not acquired by a third party, to credit bid for and acquire such non-core assets. On October 25, 2018, the Debtors filed the proposed Chapter 11 plan contemplated by the RSA with the Bankruptcy Court. No date is currently set for the Bankruptcy Court to consider confirmation of the Chapter 11 plan, but pursuant to the RSA, the Bankruptcy Court order confirming the Chapter 11 Plan must be entered on or before February 14, 2019.
The RSA contemplates the approval by the Bankruptcy Court of the DIP Credit Agreement described below under the heading “Debtor-in-Possession Financing.”
The RSA includes an agreed timeline for the Chapter 11 Cases that, if met, would result in the Company closing on a qualified bid and/or confirming a Chapter 11 plan and emerging from bankruptcy on or before February 28, 2019. The proposed terms of the DIP Credit Agreement and the proposed terms of the plan of reorganization set forth in the RSA are to be effectuated through the Chapter 11 Cases and remain subject to Bankruptcy Court approval.
Debtor-in-Possession Financing
In connection with the Chapter 11 Cases, on October 9, 2018, the Debtors filed a motion (the “DIP Motion”) seeking, among other things, interim and final approval of debtor-in-possession financing on terms and conditions set forth in a proposed Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) among the Company, as borrower, the financial institutions or other entities from time to time parties thereto, as lenders (the “DIP Lenders”), and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (the “Agent”). The initial lenders under the DIP Credit Agreement are expected to be one or more of the lenders under the Prepetition Bridge Loan Agreement or the affiliates of such lenders. The DIP Credit Agreement, if approved by the Court as proposed, would contain the following terms:

•	a $110 million super-priority senior debtor-in-possession term loan ("DIP Loan");

•
following approval by the Bankruptcy Court, proceeds of the DIP Credit Agreement could be used by the Debtors to (i) refinance approximately $90 million in outstanding principal obligations, as well as any accrued but unpaid interest, fees, expenses and other costs, under the Prepetition Bridge Loan Agreement, (ii) pay certain costs, fees and expenses related to the Chapter 11 Cases, (iii) make payments in respect of certain “adequate protection” obligations and (iv) fund working capital needs, capital improvements and expenditures of the Company and its subsidiaries, in all cases subject to the terms of the DIP Credit Agreement and applicable orders of the Bankruptcy Court;

•
the maturity date of the DIP Credit Agreement is expected to be the earlier to occur of: (i) May 21, 2019 (as such date may be extended under the DIP Credit Agreement), (ii) the date of termination in whole of all of the commitments thereunder, (iii) November 8, 2018, if the final order has not been entered into prior to the expiration of such date (or such later date, but no longer than 90 days following the entry of the interim order), (iv) the sale of all or substantially all of the assets of the Debtors pursuant to Section 363 or 1123 of the Bankruptcy Code, and (v) the date of substantial consummation of an acceptable reorganization plan pursuant to an order of the Bankruptcy Court;

•	interest would accrue at a rate per year equal to (i) with respect to Base Rate loans, the Base Rate plus 7.25% and (ii) with respect to LIBOR loans, the LIBOR Rate plus 8.25%;

•	the Company would be required to pay the following fees pursuant to the terms of the DIP Credit Agreement:

–	Agent Fees: Separately agreed upon between the Company and the Administrative Agent.

–	Exit Yield Enhancement Fee: Upon any repayment of any principal amount of the loans, a fee equal to 0.75% of such principal amount repaid.

–	Undrawn Commitment Fee: a fee equal to the undrawn amount under the DIP Credit Agreement multiplied by the LIBOR Rate plus 2.00%.

•
the obligations and liabilities of the Company under the DIP Credit Agreement would be secured by a valid, binding, continuing, enforceable, fully perfected first priority, senior priming lien on, and security interest in, all of the Collateral (as defined in the DIP Credit Agreement), including prepetition Collateral; and

•	the proposed debtor-in-possession financing would be subject to customary covenants, prepayment events, events of default and other provisions.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

On October 10, 2018, the Bankruptcy Court entered an order approving the Debtors’ entry into the DIP Credit Agreement on an interim basis, and the Debtors promptly closed the DIP Credit Agreement following the entry of this order. The Bankruptcy Court hearing to consider approval of the DIP Credit Agreement on a final basis is currently scheduled for November 13, 2018. The foregoing description of the DIP Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the final, executed DIP Credit Agreement, as approved by the Bankruptcy Court.
For periods subsequent to filing the Bankruptcy Petitions, the Company will apply the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 852, Reorganizations, in preparing its consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings will be recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the consolidated balance sheet as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, which may differ from the ultimate settlement amounts.
Ability to Continue as a Going Concern

We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions and corporate overhead expenses. Our consolidated cash and cash equivalents balance as of September 30, 2018 was $93.6 million. However, this balance includes cash and cash equivalents of $25.8 million at WMLP as of September 30, 2018 that are restricted and unavailable to WCC. The cash and cash equivalents at WMLP is governed as described in Note 7 - Debt And Lines Of Credit. Our consolidated cash and cash equivalents balance includes proceeds of the initial draw on our Bridge Loan, which pursuant to such transaction we negotiated Forbearances of certain of our debt covenants and restrictions from greater than 75% of our lenders and note holders under our Term Loan and 8.75% Notes, respectively, as described below and further described in Note 7 - Debt And Lines Of Credit.

The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 Cases described above raise substantial doubt about the Company’s ability to continue as a going concern. As such, the accompanying consolidated financial statements (unaudited) are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern, other than the reclassification of certain long-term debt to current debt and the related debt issuance costs to current liabilities and current assets, respectively. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

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

Concurrently with the execution of the Bridge Loan on May 21, 2018, the Company entered into a forbearance agreement with greater than 75% of note holders ("Supporting Note Holders") of the Company’s 8.75% Notes in which the Supporting Note Holders agreed to forbear from exercising certain rights and remedies under the Indenture or the related security documents until the earlier of a) September 30, 2018, or b) a termination event (as defined in such agreement) ("Note Forbearance"). Additionally, the Company entered into a fourth amendment to its Term Loan Credit Agreement, greater than 75% of the lenders thereunder ("Supporting Lenders") agreed to forbear from exercising certain rights and remedies under the Term Loan Credit Agreement or the related security documents until the earlier of a) September 30, 2018, or b) a termination event (as defined in such agreement) ("Term Loan Forbearance," and together with the Note Forbearance, the "Forbearances").

As of November 1, 2018, the Company was in default under certain of its debt instruments. The Company’s filing of the Chapter 11 Cases described above constitutes an event of default that accelerated the Company’s obligations under its Term Loan and 8.75% Notes. Additionally, the filing of the Chapter 11 Cases constituted a “termination event” under the Forbearances. Other events of default, including cross-defaults, are present, including the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Company as a result of an event of default. See Note 7 - Debt And Lines Of Credit for additional details about the Company’s debt.

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
Recently Adopted Accounting Pronouncements
In March 2017, the FASB issued Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost (“new benefit cost standard”), which requires separate presentation of service costs and all other components of net benefit costs in the Consolidated Statements of Operations. Under this ASU, service cost is included in the same line item as other compensation costs arising from services rendered by employees during the period, with all other components of net benefit costs in the Consolidated Statements of Operations (unaudited) outside of Operating (loss) income. The amendments in this update require retrospective application. Prior to the adoption of the new benefit cost standard, the service cost portion of net periodic benefit cost from pension and postretirement medical benefit were presented in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) and Selling and administrative while the remaining components of net period benefit cost were included in Selling and administrative and Heritage health benefit expenses.

The Company adopted the new benefit cost standard effective January 1, 2018, at which point all of the service cost portion of net periodic benefit cost from pension and postretirement medical benefit are presented in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) with the remaining components of net periodic benefit cost are presented in Other expense outside of Operating (loss) income. Refer to "Impacts to Previously Reported Results" below for the impact of adoption of the new benefit cost standard on our consolidated financial statements.
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

Impacts to Previously Reported Results

The adoption of the new benefit cost standard, new cash flows standard and new revenue standard resulted in the following adjustments to previously reported results, with no change to the Consolidated Statement of Comprehensive Loss for the three months ended September 30, 2017:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Balance Sheet as of December 31, 2017

	As Reported	Adjustments for New Revenue Standard	Additional Reclassifications	As Adjusted
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$103,247	$—	$—	$103,247
Receivables:
Trade	103,611	—	(14,300)	89,311
Other	17,697	—	—	17,697
Total receivables	121,308	—	(14,300)	107,008
Inventories	106,795	—	—	106,795
Unbilled revenues	—	49,574	14,300	63,874
Other current assets	11,517	—	—	11,517
Total current assets	342,867	49,574	—	392,441
Land, mineral rights, property, plant and equipment	1,665,740	—	—	1,665,740
Less accumulated depreciation, depletion and amortization	(923,905)	—	—	(923,905)
Net land, mineral rights, property, plant and equipment	741,835	—	—	741,835
Advanced coal royalties	21,404	—	—	21,404
Restricted investments, reclamation deposits and bond collateral	200,194	—	—	200,194
Unbilled revenues, less current portion	—	225,245	—	225,245
Investment in joint venture	27,763	—	—	27,763
Other assets	55,036	—	—	55,036
Total Assets	$1,389,099	$274,819	$—	$1,663,918

Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$983,427	$—	$—	$983,427
Accounts payable and accrued expenses:
Trade and other accrued liabilities	121,489	—	—	121,489
Interest payable	22,840	—	—	22,840
Production taxes	41,688	—	—	41,688
Postretirement medical benefits	14,734	—	—	14,734
Deferred revenue	5,068	(1,867)	—	3,201
Asset retirement obligations	48,429	—	—	48,429
Other current liabilities	9,401	—	—	9,401
Total current liabilities	1,247,076	(1,867)	—	1,245,209
Long-term debt, less current installments	64,980	—	—	64,980
Postretirement medical benefits, less current portion	317,407	—	—	317,407
Pension and SERP obligations, less current portion	43,585	—	—	43,585
Deferred revenue, less current portion	1,984	(1,984)	—	—
Asset retirement obligations, less current portion	426,038	—	—	426,038
Other liabilities	31,477	—	—	31,477
Total liabilities	2,132,547	(3,851)	—	2,128,696
Shareholders’ deficit:
Common stock of $0.01 par value: Authorized 30,000,000 shares; Issued and outstanding 18,771,643 shares at December 31, 2017	188	—	—	188
Other paid-in capital	250,494	—	—	250,494
Accumulated other comprehensive loss	(160,525)	1,826	—	(158,699)
Accumulated deficit	(829,107)	276,844	—	(552,263)
Total shareholders’ deficit	(738,950)	278,670	—	(460,280)
Noncontrolling interests in consolidated subsidiaries	(4,498)	—	—	(4,498)
Total deficit	(743,448)	278,670	—	(464,778)
Total Liabilities and Shareholders' Deficit	$1,389,099	$274,819	$—	$1,663,918

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Statement of Operations for the three months ended September 30, 2017

	As Reported	Adjustments for New Revenue Standard	Adjustments for New Net Periodic Benefit Cost Standard	As Adjusted
	(In thousands, except per share data)
Revenues	$358,011	$7,003	$—	$365,014
Cost, expenses and other:
Cost of sales (exclusive of depreciation, depletion and amortization, shown separately)	280,012	—	299	280,311
Depreciation, depletion and amortization	38,066	—	—	38,066
Selling and administrative	28,115	—	(1,717)	26,398
Heritage health benefit expenses	3,349	—	(2,305)	1,044
Loss on sale/disposal of assets	236	—	—	236
Derivative gain	(4,667)	—	—	(4,667)
Income from equity affiliates	(1,355)	—	—	(1,355)
	343,756	—	(3,723)	340,033
Operating income	14,255	7,003	3,723	24,981
Other (expense) income:
Interest expense	(30,017)	—	—	(30,017)
Interest income	1,012	—	—	1,012
Loss on foreign exchange	(1,739)	6	—	(1,733)
Other expense	(3,251)	—	(3,723)	(6,974)
	(33,995)	6	(3,723)	(37,712)
Loss before income taxes	(19,740)	7,009	—	(12,731)
Income tax benefit	(440)	184	—	(256)
Net loss	(19,300)	6,825	—	(12,475)
Less net loss attributable to noncontrolling interest	(78)	—	—	(78)
Net loss applicable to common shareholders	$(19,222)	$6,825	$—	$(12,397)

Net loss per share applicable to common shareholders:
Basic and diluted	$(1.03)	$0.37	$—	$(0.66)
Weighted average number of common shares outstanding:
Basic and diluted	18,742	—	—	18,742

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Statement of Operations for the nine months ended September 30, 2017

	As Reported	Adjustments for New Revenue Standard	Adjustments for New Net Periodic Benefit Cost Standard	As Adjusted
	(In thousands, except per share data)
Revenues	$1,020,772	$18,569	$—	$1,039,341
Cost, expenses and other:
Cost of sales (exclusive of depreciation, depletion and amortization, shown separately)	836,525	—	1,126	837,651
Depreciation, depletion and amortization	114,131	—	—	114,131
Selling and administrative	88,706	—	(5,406)	83,300
Heritage health benefit expenses	9,953	—	(6,917)	3,036
Loss on sale/disposal of assets	202	—	—	202
Derivative gain	(6,571)	—	—	(6,571)
Income from equity affiliates	(4,274)	—	—	(4,274)
	1,038,672	—	(11,197)	1,027,475
Operating (loss) income	(17,900)	18,569	11,197	11,866
Other (expense) income:
Interest expense	(89,388)	—	—	(89,388)
Interest income	2,942	—	—	2,942
Loss on foreign exchange	(3,391)	54	—	(3,337)
Other expense	(793)	—	(11,197)	(11,990)
	(90,630)	54	(11,197)	(101,773)
Loss before income taxes	(108,530)	18,623	—	(89,907)
Income tax benefit	(1,406)	376	—	(1,030)
Net loss	(107,124)	18,247	—	(88,877)
Less net loss attributable to noncontrolling interest	(715)	—	—	(715)
Net loss applicable to common shareholders	$(106,409)	$18,247	$—	$(88,162)

Net loss per share applicable to common shareholders:
Basic and diluted	$(5.70)	$0.98	$—	$(4.72)
Weighted average number of common shares outstanding:
Basic and diluted	18,672	—	—	18,672

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2017

	As Reported	Adjustments for New Revenue Standard	As Adjusted
	(In thousands)
Net loss	$(107,124)	$18,247	$(88,877)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains and prior service costs, pension	1,765	—	1,765
Adjustments to accumulated actuarial gains and transition obligations, pension	189	—	189
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	2,893	—	2,893
Tax effect of other comprehensive income	(2,503)	(386)	(2,889)
Foreign currency translation adjustment gains	17,455	—	17,455
Unrealized and realized gains on available-for-sale debt securities	1,474	—	1,474
Other comprehensive income, net of income taxes	21,273	(386)	20,887
Comprehensive loss	(85,851)	17,861	(67,990)
Less: Comprehensive loss attributable to noncontrolling interest	(715)	—	(715)
Comprehensive loss attributable to common shareholders	$(85,136)	$17,861	$(67,275)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Consolidated Statement of Cash Flows for the nine months ended September 30, 2017

	As Reported	Adjustments for New Revenue Standard	Adjustments for New Cash Flows Standard	As Adjusted
	(In thousands)
Cash flows from operating activities:
Net loss	$(107,124)	$18,247	$—	$(88,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	114,131	—	—	114,131
Accretion of asset retirement obligation	33,796	—	—	33,796
Share-based compensation	3,846	—	—	3,846
Non-cash interest expense	6,981	—	—	6,981
Amortization of deferred financing costs	8,183	—	—	8,183
Gain on derivative instruments	(6,571)	—	—	(6,571)
Loss on foreign exchange	3,391	(54)	—	3,337
Income from equity affiliates	(4,274)	—	—	(4,274)
Distributions from equity affiliates	4,970	—	—	4,970
Deferred income tax benefit	(1,374)	376	—	(998)
Other	3,341	—	—	3,341
Changes in operating assets and liabilities:
Receivables	(1,223)	—	—	(1,223)
Inventories	19,713	—	—	19,713
Accounts payable and accrued expenses	(26,965)	—	—	(26,965)
Interest payable	(7,165)	—	—	(7,165)
Deferred revenue	(7,475)	1,390	—	(6,085)
Unbilled revenues	—	(19,959)	—	(19,959)
Other assets and liabilities	17,977	—	—	17,977
Asset retirement obligations	(33,004)	—	—	(33,004)
Net cash provided by operating activities	21,154	—	—	21,154
Cash flows from investing activities:
Additions to property, plant and equipment	(25,365)	—	—	(25,365)
Proceeds from sales of restricted investments	33,686	—	—	33,686
Purchases of restricted investments	(37,945)	—	(649)	(38,594)
Cash payments related to acquisitions and other	(3,580)	—	—	(3,580)
Proceeds from sales of assets	774	—	—	774
Receipts from loan and lease receivables	50,488	—	—	50,488
Other	(1,384)	—	—	(1,384)
Net cash provided by investing activities	16,674	—	(649)	16,025
Cash flows from financing activities:
Repayments of long-term debt	(64,078)	—	—	(64,078)
Borrowings on revolving lines of credit	236,100	—	—	236,100
Repayments on revolving lines of credit	(225,560)	—	—	(225,560)
Other	(550)	—	—	(550)
Net cash used in financing activities	(54,088)	—	—	(54,088)
Effect of exchange rate changes on cash	321	—	—	321
Net decrease in cash and cash equivalents, including restricted cash	(15,939)	—	(649)	(16,588)
Cash and cash equivalents, including restricted cash, beginning of period	60,082	—	69,533	129,615
Cash and cash equivalents, including restricted cash, end of period	$44,143	$—	$68,884	$113,027
Supplemental disclosures of cash flow information:
Cash paid for interest	$81,478	$—	$—	$81,478
Non-cash transactions:
Accrued purchases of property and equipment	$3,508	$—	$—	$3,508
Capital leases and other financing sources	503	—	—	503

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
In August 2016, the FASB issued ASC 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which eliminates certain disclosure requirements for employers that sponsor defined benefits pension or other postretirement plans, and requires public entities to disclose certain new information. The new guidance is effective for public entities for fiscal years beginning after December 15, 2020. The amendments in this update require retrospective application for all periods presented upon their effective date. We will adopt the new guidance in the fourth quarter of 2018 and the adoption of this guidance will not have a material impact on the consolidated financial statements.
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
The Company has established an implementation team to execute a multi-phase plan to adopt the requirements of the new standard. The team is in the process of finalizing the quantitative and qualitative analysis in accordance with the plan. The team is also reviewing system capabilities, processes and internal controls over financial reporting to ensure the implementation in the first quarter of 2019.
In August 2018, the FASB issued ASC 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, and requires public entities to disclose certain new information while modifying certain disclosure requirements. The new guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We will adopt the new guidance in the first quarter of 2020 and the adoption of this guidance will not have a material impact on the consolidated financial statements.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

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
The following table presents the activity in our contract assets and liabilities for the nine months ended September 30, 2018 (in thousands):

Contract Assets(1):
Balance as of December 31, 2017	$274,699
Additions	16,250
Transfers to Receivables	(42,617)
Balance as of September 30, 2018	$248,332

Contract Liabilities(2):
Balance as of December 31, 2017	$3,201
Additions	5,949
Transfers to Revenues	(6,502)
Balance as of September 30, 2018	$2,648
_________________________
(1) Includes current balances of $25.9 million and $49.6 million reported within Unbilled revenues in the Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017, respectively, and includes non-current balances of $222.4 million and $225.2 million reported within Unbilled revenues, less current portion in the Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017, respectively. The remaining balances of $19.5 million and $14.3 million included within Unbilled revenues in the Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017, respectively, relate to amounts recognized as revenue but are only billable upon the passage of time and are therefore not contract assets.
(2) Comprised entirely of current balances of $2.6 million and $3.2 million reported within Deferred revenue in the Consolidated Balance Sheets (unaudited) as of September 30, 2018 and December 31, 2017, respectively.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Included in the contract asset balances as of September 30, 2018 and December 31, 2017 are $245.0 million and $251.2 million, respectively, related to revenue recognized at the time performance obligations were satisfied, for which the right to invoice will not occur until final reclamation is performed.

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

The remainder of our revenues relate to the fixed consideration from our long-term coal sales contracts. The following table includes the estimated remaining transaction price for our long-term coal sales contracts which have minimum tonnage commitments, representing the fixed consideration from our long-term coal sales contracts, as well as $94.2 million related to material rights created from customers’ commitments to pay for final reclamation. The amounts in the following table generally exclude, based on the following practical expedients that we elected to apply, (i) variable consideration within contracts in which such variable consideration is allocated entirely to wholly unsatisfied performance obligations; and (ii) remaining performance obligations for contracts with an original expected duration of one year or less. These amounts, as of September 30, 2018, represent estimated minimum revenues that we will invoice or transfer from contract liabilities and recognize in future periods (in thousands):

Estimated Revenues
Three months ended December 31, 2018	$83,497
2019	231,792
2020	169,150
2021	149,870
2022	76,409
Thereafter	192,905
Total	$903,623
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
3. VARIABLE INTEREST ENTITY

As of September 30, 2018, Westmoreland San Juan, LLC ("WSJ") had completely paid off and terminated the San Juan Loan, which resulted in the Company consolidating the financials of its 100% ownership in WSJ with our other similarly situated subsidiaries. WSJ was previously a variable interest entity (“VIE”) due to another party having the potential right to receive WSJ’s residual returns, which, as of the pay down of the San Juan Loan on May 22, 2018, has been eliminated. The Company had been the primary beneficiary because it had the power to direct the activities that most significantly impacted WSJ’s economic performance.

The following table presents the carrying amounts, after eliminating the effect of intercompany transactions, included in the Consolidated Balance Sheets (unaudited) that are for the use of or are the obligation of WSJ as a VIE:

	September 30, 2018	December 31, 2017
	(In thousands)
Assets	$—	$309,025
Liabilities	—	167,529
Net carrying amount	$—	$141,496

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

4. INVENTORIES
Inventories consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Coal stockpiles	$44,126	$38,145
Materials and supplies	70,059	73,517
Reserve for obsolete inventory	(4,340)	(4,867)
Total	$109,845	$106,795

5. RESTRICTED INVESTMENTS, RECLAMATION DEPOSITS AND BOND COLLATERAL
Coal segments maintain government-required bonds, which require posting of bond collateral, that assure compliance with applicable federal and state regulations relating to the performance of final reclamation activities. The amounts deposited in the bond collateral account secure the bonds issued by the bonding company. The Corporate segment is required to obtain surety bonds in connection with its self-insured workers’ compensation plan and certain healthcare plans. The Company’s surety bond underwriters require collateral to issue these bonds.
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
The Company’s carrying value and estimated fair value of Restricted investments, reclamation deposits and bond collateral as of September 30, 2018 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments, Reclamation Deposits and Bond Collateral
	(In thousands)
Cash and cash equivalents	$46,049	$12,492	$58,541
Time deposits	700	—	700
Available-for-sale debt securities	78,082	70,138	148,220
	$124,831	$82,630	$207,461
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Available-for-Sale Debt Securities
The cost basis, gross unrealized holding gains and losses, and fair value of available-for-sale debt securities as of September 30, 2018 were as follows:

	Restricted Investments and Bond Collateral	Reclamation Deposits	Total Restricted Investments, Reclamation Deposits and Bond Collateral
	(In thousands)
Cost basis	$78,834	$70,602	$149,436
Gross unrealized holding gains	533	533	1,066
Gross unrealized holding losses	(1,285)	(997)	(2,282)
Fair value	$78,082	$70,138	$148,220
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

6. LOSS ON IMPAIRMENT
During the second quarter of 2018, the Company recorded an asset impairment charge to various assets within our Coal - U.S. and Coal - WMLP segments in the amounts of $65.6 million and $77.7 million, respectively, in Loss on impairment in the Consolidated Statements of Operations (unaudited). The Company determined that indicators of impairment existed with respect to the following:

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

The Company performed a recoverability analysis as of June 30, 2018 and determined that the net undiscounted cash flows were less than the carrying values for the Ohio mines, Absaloka mine, Beulah mine and Buckingham mine long-lived assets groups within the Coal - WMLP and Coal - U.S. segments. As a result, the Company estimated the fair value of the long-lived asset groups using a discounted cash flow analysis using marketplace participant assumptions which constituted Level 3 fair value inputs. The discounted cash flow analysis is dependent on a number of significant management estimates about future performance including sales volumes and prices, which are based on projected revenues based on expected economic conditions, costs to produce, income taxes, capital spending, working capital changes and the after-tax weighted average cost of capital. The estimates of costs to produce include labor, fuel, explosives, supplies and other major components of mining. The Company estimated the fair value of certain property, plant and equipment and intangible assets using the market approach. To the extent that the carrying values of the long-lived asset groups exceeded the respective fair values, the Company recorded an asset impairment charge, as can be seen by segment and asset type in the table below for the nine months ended September 30, 2018.

	Reportable Segment
	Coal - U.S.	Coal - WMLP	Consolidated
	(In thousands)
Asset impairment charges:
Land, mineral rights, property, plant and equipment, net	$59,262	$50,717	$109,979
Advanced coal royalties	4,719	3,145	7,864
Other assets	1,668	23,813	25,481
	$65,649	$77,675	$143,324

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

7. DEBT AND LINES OF CREDIT
The Company and its subsidiaries are subject to the following debt arrangements:

	Total Debt Outstanding
	September 30, 2018	December 31, 2017
	(In thousands)
Bridge Loan	$90,000	$—
8.75% Notes	350,000	350,000
Term Loan	319,773	320,595
San Juan Loan	—	56,640
WMLP Term Loan	323,394	312,734
Capital lease obligations	22,060	33,113
Other debt	13,034	2,826
Total debt	1,118,261	1,075,908
Less debt discount and issuance costs, net	(20,732)	(27,501)
Less current installments, net of debt discount and issuance costs	(1,085,121)	(983,427)
Total non-current debt	$12,408	$64,980

The following table presents remaining aggregate contractual debt maturities of all debt as of September 30, 2018 (in thousands):

Maturity Date(1)	Debt Held by WMLP	All Other Debt	Total Debt Outstanding
2018	$324,781	$8,357	$333,138
2019	4,499	107,604	112,103
2020	1,766	317,560	319,326
2021	1,664	31	1,695
2022	1,999	350,000	351,999
Thereafter	—	—	—
Total debt	$334,709	$783,552	$1,118,261
________________________
(1) Debt obligations are scheduled based on their contractual maturities and are not reflective of any potential accelerations discussed in Note 1 - Basis Of Presentation "Ability to Continue as a Going Concern."

Covenant Compliance

See Note 1 - Basis Of Presentation "Ability to Continue as a Going Concern" for matters regarding covenant compliance.

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

Net proceeds of the Bridge Loan were $84.0 million, after a 3.33% discount and $2.7 million of additional debt issuance costs, and were used in part to pay off and fully extinguish the Revolver and San Juan Loan, as described below. The Bridge Loan bears a variable interest rate which is set at our quarterly election of a Base Rate or LIBO Rate, each as defined in the Bridge

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Loan Agreement. The Base Rate consists of 7.25% plus the highest of (i) the Prime Lending Rate (as defined in the Bridge Loan Agreement), (ii) the overnight Federal Funds Rate (as defined in the Bridge Loan Agreement) plus 0.50%, or (iii) the one-month London Interbank Offered Rate (“LIBOR”) plus 1.00%. The LIBO Rate consists of 8.25% plus the higher of (i) LIBOR offered rate as administered by the ICE Benchmark Administration, or (ii) 1.00%. Interest is payable quarterly. As of September 30, 2018, we have elected the LIBO Rate, resulting in a cash interest rate of 10.56%. The Bridge Loan has a maturity date of May 21, 2019.

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

The filing of the Chapter 11 Cases constitutes an event of default that accelerated the Company’s obligations under the Bridge Loan. However, under the Bankruptcy Code, the creditors under the Bridge Loan are stayed from taking any action against the Company as a result of the default. See also Note 1 - Basis Of Presentation included above.

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

The 8.75% Notes contain customary affirmative covenants, negative covenants, events of default, as well as certain customary cross-default provisions. The filing of the Chapter 11 Cases constitutes an event of default that accelerated the Company’s obligations under the Indenture and a “termination event” under the Note Forbearance. However, under the Bankruptcy Code, holders of the 8.75% Notes are stayed from taking any action against the Company as a result of the default. See also Note 1 - Basis Of Presentation included above.

Term Loan

Pursuant to our credit agreement, dated as of December 22, 2014, by and among the Company, the lenders from time to time party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent (replaced Bank of Montreal as administrative agent pursuant to the third amendment to the term loan credit agreement dated May 2, 2018) as amended (“Term Loan Credit Agreement”), the $350.0 million term loan was issued at a 2.50% discount and accrues interest on a quarterly basis at a variable interest rate which is set at our election of (i) one-, two-, three- or six-month LIBOR plus 6.50% or (ii) a base rate (determined with reference to the highest of the prime rate, the Federal Funds Rate (as defined in the Term Loan Credit Agreement) plus 0.05%, or one-month LIBOR plus 1.00%) plus 5.50% (the "Term Loan"). As of September 30, 2018, the cash interest rate was 8.89%. The Term Loan is a primary obligation of WCC and is guaranteed by the Guarantors.

The Term Loan contains customary affirmative covenants, negative covenants, events of default, as well as certain customary cross-default provisions. The filing of the Chapter 11 Cases constitutes an event of default that accelerated the Company’s obligations under the Term Loan and a “termination event” under the Term Loan Forbearance. However, under the Bankruptcy Code, the creditors under the Term Loan are stayed from taking any action against the Company as a result of the default. See also Note 1 - Basis Of Presentation included above.

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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

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

WMLP Term Loan

Pursuant to the financing agreement, dated as of December 31, 2014, by and among Oxford Mining Company, LLC ("Oxford"), WMLP and each of its subsidiaries, lenders from time to time party thereto, and U.S. Bank National Association, as administrative agent, WMLP entered into a term loan, as amended (the “WMLP Term Loan”) which consists of a $175.0 million loan, with an option for an additional $120.0 million in term loans for acquisitions, which was exercised on August 1, 2015 to finance the Kemmerer Drop. Proceeds from the credit facility were used to retire WMLP’s previously existing first and second lien credit facilities and to pay fees and expenses related to its existing credit facility, with the remaining proceeds being available as working capital. The WMLP Term Loan was not issued at a discount or a premium and $8.6 million of debt issuance costs were recognized at December 31, 2014. The WMLP Term Loan bears interest on a quarterly basis and bears interest at a variable rate equal to the 3-month LIBOR at each quarter end (2.39% as of September 30, 2018), subject to a floor of 0.75%, plus 8.50% or the Reference Rate, as defined in the financing agreement. As of September 30, 2018, the WMLP Term Loan had a cash interest rate of 10.89%. The WMLP Term Loan is a primary obligation of Oxford, a wholly owned subsidiary of WMLP, is guaranteed by WMLP and its subsidiaries, and is secured by substantially all of WMLP’s and its subsidiaries’ assets.

The WMLP Term Loan also provides for Paid-In-Kind Interest (“PIK Interest”) at a variable rate between 1.00% and 3.00% based on WMLP's consolidated total net leverage ratio, as defined in the financing agreement. As of September 30, 2018 and December 31, 2017, the WMLP Term Loan had a PIK Interest rate of 3.00%. The rate of PIK Interest is determined on a quarterly basis with the PIK Interest added quarterly to the then-outstanding principal amount of the WMLP Term Loan. PIK Interest under the WMLP Term Loan financing agreement was $12.2 million and $7.0 million for the nine months ended September 30, 2018 and 2017, respectively. The outstanding WMLP Term Loan amount as of September 30, 2018 represents the principal balance of $285.8 million, plus PIK Interest of $37.6 million.

The WMLP Term Loan limits cash distributions to an aggregate amount not to exceed $15.0 million (“Restricted Distributions”), if WMLP has: (i) a consolidated total net leverage ratio of greater than 3.75, or a fixed charge coverage ratio of less than 1.00 (as such ratios are defined in the WMLP Term Loan financing agreement), or (ii) liquidity of less than $7.5 million, after giving effect to such cash distribution and applying WMLP's availability under the WMLP Revolver. As of September 30, 2018, WMLP’s consolidated total net leverage ratio is in excess of 3.75 and our fixed charge coverage ratio is less than 1.00. Further, as of September 30, 2018, WMLP has utilized the full $15.0 million limit on Restricted Distribution payments and is restricted from making any further distributions under the terms of the WMLP Term Loan financing agreement.

The WMLP Term Loan contains customary affirmative covenants, negative covenants, events of default as well as certain customary cross-default provisions. The filing of the Chapter 11 Cases constitutes an event of default that accelerated the Company’s obligations under the WMLP Term Loan. However, under the Bankruptcy Code, the creditors under the WMLP Term

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Loan are stayed from taking any action against the Company as a result of the default. See also Note 1 - Basis Of Presentation included above.

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
Capital lease obligations

The Company engages in leasing transactions for office equipment and equipment utilized in its mining operations. During the nine months ended September 30, 2018, the Company entered into $0.6 million of new capital leases.

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
The components of net periodic postretirement medical benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Components of net periodic postretirement medical benefit cost:
Service cost	$818	$793	$2,597	$2,380
Interest cost	2,921	3,197	8,707	9,590
Amortization of deferred items	171	964	2,109	2,893
Total net periodic postretirement medical benefit cost	$3,910	$4,954	$13,413	$14,863
Service cost is included in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) in the Consolidated Statements of Operations (unaudited) and interest cost and amortization of deferred items are included in Other expense in the Consolidated Statements of Operations (unaudited).

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The following table shows the net periodic postretirement medical benefit costs that relate to current and former mining operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Former mining operations	$1,906	$2,305	$5,998	$6,916
Current operations	2,004	2,649	7,415	7,947
Total net periodic postretirement medical benefit cost	$3,910	$4,954	$13,413	$14,863
Pension
The Company provides defined pension benefits to qualified full-time employees pursuant to collective bargaining agreements. The components of net periodic pension benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Components of net periodic pension benefit cost:
Service cost	$316	$348	$1,137	$1,133
Interest cost	2,395	2,596	7,172	7,855
Expected return on plan assets	(3,514)	(3,643)	(10,569)	(10,918)
Settlements	—	—	—	269
Amortization of deferred items	264	588	503	1,765
Total net periodic pension benefit (gain) cost	$(539)	$(111)	$(1,757)	$104
Service cost is included in Cost of sales (exclusive of depreciation, depletion and amortization, shown separately) in the Consolidated Statements of Operations (unaudited) and interest cost, expected return on plan assets and amortization of deferred items are included in Other expense in the Consolidated Statements of Operations (unaudited).
The Company made $1.7 million and $1.1 million of contributions to its pension plans during the nine months ended September 30, 2018 and 2017, respectively. The Company does not expect to make any further contributions to its pension plans for the remainder of 2018.
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
During the nine months ended September 30, 2017, the Company had power purchase contracts at ROVA to manage exposure to power price fluctuations. These contracts covered the period from April 2014 to March 2019 and were not designated as hedging instruments. Accordingly, their fair value was recognized in the Consolidated Balance Sheets (unaudited), with changes in fair value recognized in the Consolidated Statements of Operations (unaudited). Fair value was based on a comparison of contracted prices to projected future market prices which are Level 2 inputs based on the hierarchy defined within Note 10 - Fair Value Measurements. The Company also had in place its power sales contract (the "SEP Agreement") which amended our previous power purchase and operating agreement with our customer. The SEP Agreement covered the period from March 1, 2017 to March 31, 2019 and enabled us to fulfill our obligations under the contract without physically operating the facility. The SEP Agreement met the definition of a derivative and did not qualify for the normal purchases and normal sales scope exception. This contract was not designated as a hedging instrument, therefore, its fair value was recognized in the Consolidated Balance

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Sheets (unaudited) and changes in fair value recognized in the Consolidated Statements of Operations (unaudited). As the underlying power deliveries option was significantly in the money, the fair value of this derivative was based on comparing expected contracted cash inflows per the SEP Agreement to expected future outflows based on projected market prices.
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
The effect of derivative instruments not designated as hedging instruments on the accompanying unaudited Consolidated Statements of Operations was as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instruments	Statements of Operations Location	2018	2017	2018	2017
Contracts to purchase power	Derivative gain	$—	$(6,812)	$—	$(3,570)
Contract to sell power	Derivative gain	—	2,145	—	(3,001)
		$—	$(4,667)	$—	$(6,571)

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
The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	September 30, 2018
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Available-for-sale debt securities, included in Restricted investments, reclamation deposits and bond collateral	$148,220	$148,220	$—
	$148,220	$148,220	$—

	December 31, 2017
		Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs
	Fair Value	Level 1	Level 2
	(In thousands)
Assets:
Available-for-sale debt securities, included in Restricted investments, reclamation deposits and bond collateral	$148,535	$148,535	$—
	$148,535	$148,535	$—
Liabilities:
Warrants issued by WMLP, included in Other liabilities	$296	$—	$296
	$296	$—	$296

Long-term debt fair value estimates are based on observed prices for securities with an active trading market when available (Level 2) and otherwise using discount rate estimates based on interest rates (Level 3). As of September 30, 2018, the Company valued the Bridge Loan and WMLP Term Loan with Level 3 fair values. As of December 31, 2017, the Company valued the WMLP Term Loan and the San Juan Loan with Level 3 fair values. The estimated fair values of the Company’s debt with fixed and variable interest rates are as follows:

	Fixed Interest Rate		Variable Interest Rate
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
September 30, 2018	$376,584	$131,563	$720,945	$264,940
December 31, 2017	375,789	195,189	672,618	351,856

11. INCOME TAX

For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year-to-date pre-tax income (loss). For the nine months ended September 30, 2018 and 2017, the effective tax rate differed from the statutory rate primarily due to the U.S. and Canadian valuation allowances.
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

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

In accordance with ASU 2018-05 and Staff Accounting Bulletin 118, the Company recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017. As of September 30, 2018, we have not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act. As of September 30, 2018, we are continuing to gather information to assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns during the fourth quarter of 2018.
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

12. STOCKHOLDERS’ DEFICIT AND ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive Loss
The following table reflects the changes in Accumulated other comprehensive loss by component:

	Pension	Postretirement Medical Benefits	Available-for-Sale Debt Securities	Foreign Currency Translation Adjustment	Tax Effect of Other Comprehensive Income Gains	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2017	$(19,921)	$(55,123)	$(624)	$(44,530)	$(38,501)	$(158,699)
Other comprehensive (loss) income before reclassifications	(186)	—	140	(7,852)	(758)	(8,656)
Amounts reclassified from accumulated other comprehensive loss	503	2,109	(750)	—	—	1,862
Balance at September 30, 2018	$(19,604)	$(53,014)	$(1,234)	$(52,382)	$(39,259)	$(165,493)

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

The following table reflects the reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2018 (in thousands):

Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss(1)		Affected Line Item in the Statement Where Net Loss is Presented
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Available-for-sale debt securities:
Realized losses (gains) on available-for-sale debt securities	$161	$(750)	Other expense

Amortization of defined benefit pension items:
Prior service costs(2)	$2	$6	Other expense
Actuarial losses(2)	262	497	Other expense
	$264	$503
Amortization of postretirement medical benefit items:
Prior service costs(3)	$(159)	$(477)	Other expense
Actuarial losses(3)	330	2,586	Other expense
	$171	$2,109
_________________
(1) Amounts in parenthesis indicate gains.
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

13. SHARE-BASED COMPENSATION

Historically, we have granted employees and non-employee directors stock options, SARs and/or restricted stock units under our Long-Term Incentive Plan (“LTIP”). However, we do not anticipate granting any share-based compensation during the year ended December 31, 2018. We recognized compensation expense (gain) from share-based arrangements as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Recognition of fair value of stock options, SARs and restricted stock units over vesting period	$(15)	$1,366	$1,845	$3,846
Total share-based compensation (gain) expense	$(15)	$1,366	$1,845	$3,846
Cancellation Option for Restricted Stock Units
Due to the Company’s depressed stock price, the Company offered all holders of unvested restricted stock units an option to cancel their units in order to mitigate potential unfavorable individual tax ramifications. During the nine months ended September 30, 2018, the majority of restricted stock unit holders accepted the cancellation option, resulting in the cancellation of 553,268 restricted stock units. As the cancellation was not accompanied by the concurrent grant of a replacement award or other valuable consideration, the cancellation was accounted for as a repurchase for no consideration, resulting in the recognition of $1.7 million of compensation expense that represented the remaining unamortized compensation expense for these units at the time of cancellation.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

Restricted Stock Units
Changes in our restricted stock for the nine months ended September 30, 2018 were as follows:

	Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense (In thousands)
Non-vested as of December 31, 2017	774,951	$8.31
Vested and issued	(17,028)	6.04
Canceled	(553,268)	5.52
Forfeited	(100,528)	23.77
Non-vested as of September 30, 2018	104,127	$8.59	$16

Cash Units

Compensation expense related to the Cash Units was $0.3 million for the nine months ended September 30, 2017. There was no compensation expense related to the Cash Units for the nine months ended September 30, 2018. Because the cash units are settled in cash they are accounted for as a liability award. The accrued liability related to the Cash Units was $0.1 million as of December 31, 2017. There was no accrued liability related to the Cash Units as of September 30, 2018.
14. EARNINGS PER SHARE
Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during each period. Net income (loss) applicable to common shareholders includes the adjustment for net income or loss attributable to noncontrolling interest. Diluted earnings per share is computed by including the dilutive effect of common stock that would be issued assuming conversion or exercise of outstanding stock options, stock appreciation rights ("SARs") and restricted stock units. No such items were included in the computations of diluted loss per share for the three and nine months ended September 30, 2018 and 2017 because the Company incurred a net loss applicable to common stockholders in those periods and the effect of inclusion would have been anti-dilutive.
The table below shows the number of shares that were excluded from the calculation of diluted loss per share because their inclusion would be anti-dilutive to the calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Stock options, SARs and restricted stock units	104	1,201	228	1,201
15. SEGMENT INFORMATION
Segment information is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting. The Company’s operations for the nine months ended September 30, 2018 were classified into five reporting segments: Coal - U.S., Coal - Canada, Coal - WMLP, Heritage and Corporate. The Company's operations for the nine months ended September 30, 2017 included the aforementioned reporting segments as well as our previously existing Power segment, however, during the fourth quarter of 2017 we sold all of the assets that comprised this Power operating segment and terminated all related power agreements. For a detailed description of the Company’s operations segmentation, please see our 2017 Form 10-K. Summarized financial information by segment is as follows:

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

	Coal - U.S.(1)	Coal - Canada	Coal - WMLP(1)	Power	Heritage	Corporate	Consolidated
	(In thousands)
Three Months Ended September 30, 2018
Revenues	$121,320	$147,339	$62,785	$—	$—	$(2,554)	$328,890
Depreciation, depletion, and amortization	12,699	7,469	6,470	—	—	55	26,693
Operating income (loss)	10,684	9,163	(5,699)	—	(1,214)	(20,302)	(7,368)
Total assets	699,865	467,080	229,608	—	17,637	53,667	1,467,857
Cash paid for capital expenditures	1,380	9,665	2,491	—	—	—	13,536
Three Months Ended September 30, 2017
Revenues	$149,755	$114,977	$85,606	$20,070	$—	$(5,394)	$365,014
Depreciation, depletion, and amortization	19,826	8,590	9,692	—	—	(42)	38,066
Operating income (loss)	15,719	476	9,451	5,347	(1,287)	(4,725)	24,981
Total assets	764,092	445,366	367,348	58,788	16,726	538	1,652,858
Cash paid for capital expenditures	5,348	3,386	3,527	—	—	—	12,261
Nine Months Ended September 30, 2018
Revenues	$342,412	$366,135	$194,887	$—	$—	$(2,554)	$900,880
Depreciation, depletion, and amortization	33,042	22,172	23,824	—	—	86	79,124
Operating income (loss)	(45,709)	43,110	(90,168)	—	(3,728)	(58,431)	(154,926)
Total assets	699,865	467,080	229,608	—	17,637	53,667	1,467,857
Cash paid for capital expenditures	3,023	16,644	5,642	—	—	—	25,309
Nine Months Ended September 30, 2017
Revenues	$437,855	$315,210	$241,462	$61,177	$—	$(16,363)	$1,039,341
Depreciation, depletion, and amortization	58,469	25,627	30,153	—	—	(118)	114,131
Operating income (loss)	24,710	(16,576)	18,324	4,216	(4,120)	(14,688)	11,866
Total assets	764,092	445,366	367,348	58,788	16,726	538	1,652,858
Cash paid for capital expenditures	9,204	7,436	8,725	—	—	—	25,365
____________________

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

(1)
The Coal - WMLP segment recorded revenues of $2.6 million for intersegment revenues to the Coal - U.S. segment for the three and nine months ended September 30, 2018 and $5.4 million and $16.4 million for the three and nine months ended September 30, 2017, respectively. Eliminations for intersegment revenues and cost of sales are presented within the Corporate segment.

Disaggregated Revenues

The following table presents our revenues for the three and nine months ended September 30, 2018 disaggregated by type of revenue for each operating segment, exclusive of intercompany eliminations contained within our Corporate segment (in thousands):

	Three Months Ended September 30, 2018
	Coal - U.S.	Coal - Canada	Coal - WMLP
Domestic coal sales	$119,905	$74,457	$62,731
Export coal sales	—	72,511	—
Other revenues	1,415	371	54
Total	$121,320	$147,339	$62,785

	Nine Months Ended September 30, 2018
	Coal - U.S.	Coal - Canada	Coal - WMLP
Domestic coal sales	$337,407	$219,427	$189,472
Export coal sales	—	145,311	—
Other revenues	5,005	1,397	5,415
Total	$342,412	$366,135	$194,887

The following table presents our revenues for the three and nine months ended September 30, 2017 disaggregated by type of revenue for each operating segment, exclusive of intercompany eliminations contained within our Corporate segment (in thousands):

	Three Months Ended September 30, 2017
	Coal - U.S.	Coal - Canada	Coal - WMLP	Power
Domestic coal sales	$149,212	$83,649	$84,888	$—
Export coal sales	—	30,672	—	—
Power revenues	—	—	—	20,070
Other revenues	543	656	718	—
Total	$149,755	$114,977	$85,606	$20,070

	Nine Months Ended September 30, 2017
	Coal - U.S.	Coal - Canada	Coal - WMLP	Power
Domestic coal sales	$433,067	$225,943	$237,812	$—
Export coal sales	—	87,936	—	—
Power revenues	—	—	—	61,177
Other revenues	4,788	1,331	3,650	—
Total	$437,855	$315,210	$241,462	$61,177
16. CONTINGENCIES

Litigation
There have been no material changes in our litigation since December 31, 2017. For additional information, refer to Note 18. Commitments and Contingencies to the consolidated financial statements of our 2017 Form 10-K.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT.)

A loss contingency for the 2013 breach of a water containment pond at our Obed mine in Canada remains probable and reasonably estimable. The previous owner, Sherritt International Corporation, continues to fully indemnify us for the actual cost of the remediation as well as the costs of compliance with any regulatory orders, including any fees, fines, or judgments resulting from the water release. As of September 30, 2018, the Company has recorded $11.9 million within its liabilities in the Consolidated Balance Sheets (unaudited) for the estimated costs of remediation work and a corresponding amount within its receivables in the Consolidated Balance Sheets (unaudited) to reflect the indemnification by the prior owner.
17. SUBSEQUENT EVENTS
For information regarding the Company's filing under Chapter 11 of the United States Bankruptcy Code, see Note 1 - Basis Of Presentation.
The Company has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the filing date of this Quarterly Report, and determined that no other events have occurred that have not been disclosed elsewhere in the notes to the consolidated financial statements (unaudited) that would require adjustments to disclosures in the consolidated financial statements (unaudited).

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
AND RESULTS OF OPERATIONS

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report and materials we have filed or will file with the Securities and Exchange Commission (as well as information included in our other written or oral statements) contain or will contain certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations and assumptions at the time they are made and are not guarantees of future performance. Because forward looking statements relate to the future, they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “intends,” “anticipates,” “believes,” “estimates,” “guides,” “provides guidance,” “provides outlook” and other similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” “could,” and “might” are intended to identify such forward-looking statements. Readers of this Quarterly Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed in Item 1A - Risk Factors and throughout the Quarterly Report. The statements are only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement. Possible events or factors that could cause results or performance to differ materially from those expressed in our forward-looking statements include but are not limited to the following:

•
Risks associated with our October 9, 2018 voluntary petition for relief under Chapter 11 of the US. Bankruptcy Code, including risks associated with court proceedings, impacts to our business from operating under bankruptcy court protection, impacts to our outstanding equity, impacts to our financial results, impacts to our ability to retain employees, and our ability to achieve our goals for the reorganization under Chapter 11;

•	Our ability to maintain adequate liquidity, including adhering to our financial and other covenants associated with our debtor-in-possession ("DIP") financing agreement;

•	Our ability to successfully comply with the terms of our RSA;

•	Our ability to confirm and consummate a Chapter 11 plan;

•	Risks associated with third party motions in the Chapter 11 cases;

•	Increased costs related to the bankruptcy filing and other litigation;

•	Our ability to manage contracts that are critical to our operations, to obtain and maintain appropriate terms with our customers, suppliers and service providers;

•	Our exposure to fluctuations in commodity prices;

•	Risks associated with out common stock being traded on the over-the-counter market;

•	The impact of cross-acceleration and cross-default provisions between our debt and debt held by WMLP;

•	Our ability to successfully execute a sale of the assets of WMLP;

•	Our ability to generate sufficient cash flow;

•	Our ability to secure coal supply agreements to replace revenue from expiring contracts at WMLP;

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
Recent Trends and Activities
One of the major factors affecting the volume of coal that we sell in any given period is the demand for coal-generated electric power. Numerous factors affect the demand for electric power and the specific demands of customers, including weather patterns, the presence of hydro- or wind-generated energy in our particular energy grids, environmental and legal challenges, political influences, energy policies, international and domestic economic conditions, power plant outages and other factors discussed herein. More specifically, during the nine months ended September 30, 2018, our financial results were impacted by several trends and activities, which are described below.

•
Restructuring. On October 9, 2018, we entered into the RSA with members of an ad hoc group of lenders (the "Ad Hoc Group") that hold approximately 76.1% of the Company's Term Loan, approximately 57.9% of its 8.75% Notes and approximately 79.1% of its Bridge Loan. To implement the RSA, we filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division. On the same date, WMLP also filed for relief under Chapter 11 in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division. The Company's Canadian entities and Westmoreland Risk Management, Inc. were excluded from the voluntary petitions.

Prior to the Chapter 11 filing, we and WMLP proactively engaged separate financial advisers to assess the capital structures of our respective companies and to advise on any restructuring. Costs associated with this process were $15.6 million and $35.9 million during the three and nine months ended September 30, 2018, respectively. We intend to continue working constructively with our advisers and with the Ad Hoc Group throughout the Chapter 11 process. WMLP will continue to pursue a value-maximizing sale and marketing process of its assets, including its Kemmerer mine in Wyoming and Oxford assets in Ohio and Kentucky, a process which began in August 2018. There can be no guarantee that we or WMLP will be successful in these efforts.
Please see Note 1 - Basis Of Presentation as well as "Liquidity and Capital Resources" for further information.

•
Coal Valley Coal Pricing. Operations at this mine are exposed to changes in pricing on the open market. However, during the first half of 2018, more favorable pricing was secured for the remainder of the year given current market conditions, which we believe will help to offset recent downward trends in demand in the Canadian segment. Whether, and to what extent, favorable pricing and consistent volumes persist in future periods is dependent upon fluctuations in market demand within this region.

•
San Juan Coal Company. The San Juan Coal Company ("SJCC") mine provides 100% of its coal to the San Juan Generating Station ("SJGS") in New Mexico, operated by the Company's customer, Public Service of New Mexico ("PNM"). As anticipated, at the end of 2017, PNM closed and began reclamation on two of SJGS's four coal power generating units. In addition, in March 2018, one of the remaining coal power generating units was damaged, resulting in an unplanned outage. The damage that caused this unplanned outage was remediated and operations at this generating unit resumed during the last week of June 2018. As a result of these factors, during the nine months ended September 30, 2018, coal tons sold from the San Juan mine declined 58% compared to the nine months ended September 30, 2017.

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

•
Impairment Charges. During the nine months ended September 30, 2018, we recognized impairment charges of $143.3 million, of which $65.6 million related to the Coal - U.S. segment and $77.7 million related to the Coal - WMLP segment (see Note 6 - Loss On Impairment). These impairment charges adjusted downwards the carrying value of certain assets at the Absaloka, Beulah and Buckingham mines in the Coal - U.S. segment and the Ohio mines within the Coal - WMLP segment. As a result of these charges, the remaining depreciable value of our assets at these mines is lower, which has and will continue to result in lower depreciation, depletion and amortization expense in future periods.

•
Financing. On May 21, 2018, we entered into the Bridge Loan Agreement with an ad hoc group of our existing first lien lenders and creditors under the 8.75% Notes and Term Loan, pursuant to which we accessed an additional $110 million term loan, consisting of $90 million in initial funding and an undrawn delayed draw funding of up to $20 million. These funds were used in part to pay off and fully extinguish the Revolver and San Juan Loan. As a result, during the nine months ended September 30, 2018, we recognized a $1.8 million loss related to the early extinguishment of debt, and we paid an additional $2.7 million in debt issuance costs.

On October 9, 2018, pursuant to the RSA we entered into with the Ad Hoc Group, the $90 million outstanding under our Bridge Loan was refinanced with a new $110 million DIP Loan subject to final approval of the Bankruptcy Court, of which $90 million has been drawn. The super-priority non-amortizing DIP Loan bears interest at the same rate as the Bridge Loan. The DIP Loan financing and cash flow from operations are expected to provide adequate liquidity to support our U.S. and Canadian business throughout the restructuring process. See Note 7 - Debt And Lines Of Credit and "Liquidity and Capital Resources" for further discussion.

•
Early Repayment of Loan and Lease Receivables. During the first quarter of 2017, we received $52.5 million from our customer at the Genesee mine, representing an accelerated repayment of all then-outstanding loan and lease receivables. These loan and lease receivables represented the financed portion of amounts owed to the Company for capital expenditures we had made on behalf of our customer. This payment, which will not recur in 2018 or beyond, fully satisfied amounts owed to the Company for loan and lease receivables and the Company is no longer entitled to further payments from these agreements, which historically generally averaged approximately $3 million to $4 million per quarter. We have no further obligation to make capital expenditures at the mine, though we anticipate continuing to provide contract mining services at the Genesee mine through 2030.

•
ROVA Sale. During the fourth quarter of 2017, we sold all of the power assets associated with the Roanoke Valley Power Facility ("ROVA") and exited the related power purchase and supply agreements. As a result, the power segment had no revenue, operating income or Adjusted EBITDA during the three and nine months ended September 30, 2018, but generated revenue of $20.1 million, operating income of $5.3 million and Adjusted EBITDA of $0.4 million during the three months ended September 30, 2017. The power segment generated revenue of $61.2 million, operating income of $4.2 million and negative Adjusted EBITDA of $3.1 million during the nine months ended September 30, 2017.

•
2017 Operating Challenges. Certain of our Canadian mines experienced unexpected operating challenges, including a dragline outage, that impacted financial results for the nine months ended September 30, 2017. In addition, during the nine months ended September 30, 2017, we were mining in a more challenging area at the Coal Valley mine. This was in part because we had been operating Coal Valley in anticipation of either a sale or shutdown of the mine during 2017, which drove us to minimize the number of mining pits and delay maintenance on our equipment. This resulted in lower yields and increased costs during the nine months ended September 30, 2017.

During the first quarter of 2017, our Kemmerer mine experienced unusually high amounts of precipitation, which increased our mining costs and restricted our ability to supply coal. These factors lowered our coal tons sold and our revenues during the first quarter of 2017, resulting in a favorable period-over-period comparison for the year-to-date periods in 2018 and 2017. These unfavorable weather patterns did not recur in the 2018 period.

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

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Three Months Ended September 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$328,890	$365,014	$(36,124)	(9.9)%
Operating (loss) income	$(7,368)	$24,981	$(32,349)	*
Net loss applicable to common shareholders	$(40,540)	$(12,397)	$(28,143)	(227.0)%
Adjusted EBITDA(1)	$40,811	$69,587	$(28,776)	(41.4)%
Tons sold—millions of equivalent tons	11.2	13.6	(2.4)	(17.6)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues decreased 9.9% on 17.6% fewer tons sold in the third quarter of 2018 compared to the third quarter of 2017. The decline in revenue was due in large part to the sale of ROVA assets and underlying revenue streams which occurred in the fourth quarter of 2017. This sale resulted in a period-over-period revenue decline of $20.1 million. Further contributing to the decrease were volume declines driven by the planned closure of two units at San Juan and ongoing demand pressure in our Ohio region. Partially offsetting these declines was a $32.4 million period-over-period increase in revenues from our Coal - Canada segment, which benefited from more favorable pricing at our Coal Valley mine, as discussed above in "Recent Trends and Activities."

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Operating loss of $7.4 million represented a period-over-period decrease of $32.3 million, which was driven primarily by lower revenues, as discussed above, and increased selling, general and administrative expense related to advisory fees, as discussed in "Recent Trends and Activities." This was partially offset by improved operating income from our Coal - Canada segment and lower operating income from our power segment, as discussed in "Recent Trends and Activities."
Net loss applicable to common shareholders declined $28.1 million during the quarter ended September 30, 2018 compared with the same period in 2017, largely as a result of the same factors that impacted operating (loss) income. In addition, interest expense was higher due to the bridge loan financing, as described in "Recent Trends and Activities," offset by improvements in other expense.
Adjusted EBITDA decreased by $28.8 million, or 41.4%. This decrease was driven by declines in revenues as discussed previously, offset by decreases in cost of sales (excluding DD&A) on lower volumes. Adjusted EBITDA excludes the impact of DD&A expense and the advisory fees discussed above.
Coal - U.S. Segment Operating Results

	Three Months Ended September 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$121,320	$149,755	$(28,435)	(19.0)%
Operating income	$10,684	$15,719	$(5,035)	(32.0)%
Adjusted EBITDA(1)	$28,886	$42,004	$(13,118)	(31.2)%
Tons sold—millions of equivalent tons	4.1	5.6	(1.5)	(26.8)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

Revenues decreased 19.0% on 26.8% fewer tons sold during the third quarter of 2018 compared with the third quarter of 2017. Revenue and volume declines were primarily due to a decline in volume at the San Juan mine resulting from the planned closure of two of the four coal power generating units at the San Juan Generating Station coupled with the unplanned outage, described previously in "Recent Trends and Activities." Revenue was also negatively impacted by lower volumes from our Colstrip mine. These declines were offset by increased per-ton pricing at our Absoloka mine.
Operating income decreased by $5.0 million, or 32.0%, driven by lower revenues, as discussed above, and increased expenses related to a longwall move at our San Juan mine. These operating income declines were partially offset by lower cost of sales resulting from fewer tons sold and lower DD&A expense, also resulting from lower tons sold as well as the second quarter 2018 impairment, as described previously in "Recent Trends and Activities."
Adjusted EBITDA decreased by $13.1 million, or 31.2%, primarily as a result of the aforementioned operating income pressure. Adjusted EBITDA excludes the impact of lower DD&A expense in the 2018 period.
Coal - Canada Segment Operating Results

	Three Months Ended September 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$147,339	$114,977	$32,362	28.1%
Operating income	$9,163	$476	$8,687	1,825.0%
Adjusted EBITDA(1)	$19,538	$12,790	$6,748	52.8%
Tons sold—millions of equivalent tons	5.7	6.1	(0.4)	(6.6)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.

During the third quarter of 2018, revenues increased 28.1% despite a 6.6% decline in tons sold compared with the third quarter of 2017. Pricing increases, particularly at the Coal Valley mine as discussed in "Recent Trends and Activities" above, as well as higher volumes at the Coal Valley mine were partially offset by lower volume period-over-period across the segment.
Operating income improved by $8.7 million, driven by increased revenues described previously, offset by increased cost of sales due to the timing of stockpile builds and releases.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Adjusted EBITDA improved by $6.7 million, driven by the same factors as discussed above for operating income. Adjusted EBITDA excludes the impact of DD&A expense, interest and foreign currency translation gains or losses.
Coal - WMLP Segment Operating Results

	Three Months Ended September 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$62,785	$85,606	$(22,821)	(26.7)%
Operating (loss) income	$(5,699)	$9,451	$(15,150)	*
Adjusted EBITDA(1)	$4,287	$21,173	$(16,886)	(79.8)%
Tons sold—millions of equivalent tons	1.5	2.0	(0.5)	(25.0)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues decreased 26.7% on 25.0% fewer coal tons sold during the third quarter of 2018 compared with the third quarter of 2017 driven primarily by pressured volumes and pricing in our Ohio market, particularly ahead of the December 2018 contract expiration at the Oxford mine, as discussed in "Recent Trends and Activities." This was partially offset by stronger pricing at the Kemmerer mine in Wyoming.
During the third quarter of 2018, we generated an operating loss of $5.7 million. This compares to operating income of $9.5 million in the third quarter of 2017. This $15.2 million decline was driven by a decline in revenues and volumes, an increase in selling, general and administrative expense related to advisory fees as discussed previously in "Recent Trends and Activities," and higher per-ton direct costs at our mines. The higher per-ton direct costs were the result of mining in a more difficult area at Kemmerer, an increase in wages and benefits, and increase in fuel costs.
Adjusted EBITDA decreased to $4.3 million compared to $21.2 million in the three months ended September 30, 2018 and 2017, respectively. This decrease was driven by declines in revenues and increased per-ton direct costs, as discussed previously, partially offset by decreases in cost of sales (excluding DD&A) resulting from lower sales volumes. Adjusted EBITDA excludes the impact of DD&A expense and the advisory fees discussed above.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Consolidated Results of Operations
The following table shows the comparative consolidated results and changes between periods:

	Nine Months Ended September 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$900,880	$1,039,341	$(138,461)	(13.3)%
Operating (loss) income	$(154,926)	$11,866	$(166,792)	*
Net loss applicable to common shareholders	$(246,197)	$(88,162)	$(158,035)	(179.3)%
Adjusted EBITDA(1)	$120,840	$201,936	$(81,096)	(40.2)%
Tons sold—millions of equivalent tons	32.4	36.9	(4.5)	(12.2)%
___________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues decreased 13.3% due in large part to the 2017 sale of ROVA assets and underlying revenue streams, which drove a period-over-period revenue decline of $61.2 million. The remaining decline in revenues was primarily due to lower revenues from the Coal - U.S. segment, which was impacted by the planned closure of two units at the San Juan mine, and from the power segment, as a result of the sale of ROVA (each is discussed in "Recent Trends and Activities"). Further contributing to the decrease was lower revenue from the Coal - WMLP segment resulting from ongoing demand pressure in our Ohio region. Partially offsetting these declines was a 16.2% increase in revenues period-over-period from the Coal - Canada segment, which benefited from favorable pricing at our Coal Valley mine, as discussed above in "Recent Trends and Activities."

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Operating loss of $154.9 million in the nine months ended September 30, 2018 represented a decline of $166.8 million compared with the same period in 2017. This decline was driven primarily by an impairment charge of $143.3 million (as discussed in Note 6 - Loss On Impairment) coupled with increases in selling, general and administrative expense related to advisory fees, each as discussed in "Recent Trends and Activities." This was partially offset by increased operating income from our Coal - Canada segment due to higher revenue, as discussed above.
Net loss applicable to common shareholders declined $158.0 million during the nine months ended September 30, 2018 compared with the same period in 2017, largely as a result of the same factors that impacted operating (loss) income. In addition, interest expense was higher due to the bridge loan financing, as described in "Recent Trends and Activities," offset by improvements in other expense.
Adjusted EBITDA decreased $81.1 million, primarily as a result of the $52.5 million in loan and lease receivable collection in the first quarter of 2017 which did not recur in 2018, as described in "Recent Trends and Activities" above.
Coal - U.S. Segment Operating Results

	Nine Months Ended September 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$342,412	$437,855	$(95,443)	(21.8)%
Operating (loss) income	$(45,709)	$24,710	$(70,419)	*
Adjusted EBITDA(1)	$67,907	$102,829	$(34,922)	(34.0)%
Tons sold—millions of equivalent tons	11.7	14.4	(2.7)	(18.8)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues decreased 21.8% on 18.8% fewer tons sold primarily due to a decline in volume at the San Juan mine resulting from the planned closure of two of the four coal power generating units at the San Juan Generating Station coupled with the unplanned outage, described previously in "Recent Trends and Activities." Revenue was also negatively impacted by amended contract terms with one of our merchant customers, which resulted in lower pricing. These declines were partially offset by increased demand at certain other mines, particularly our Absoloka mine in Montana.
Operating loss of $45.7 million in the nine months ended September 30, 2018 was a $70.4 million decrease compared with the same period in 2017 driven primarily by an impairment charge of $65.6 million (as discussed in Note 6 - Loss On Impairment) and the decline in revenues discussed above. These declines were partially offset by a reduction in depletion costs at our San Juan mine as a result of temporary production curtailment and lower cost of sales due to lower volume.
Adjusted EBITDA decreased by $34.9 million, or 34.0%. This decrease was driven by declines in revenues as discussed previously, offset by decreases in cost of sales (excluding DD&A) on lower volume, as well as selling, general and administrative expense. Adjusted EBITDA excludes the impact of loss on impairment, DD&A expense and the advisory fees discussed above.
Coal - Canada Segment Operating Results

	Nine Months Ended September 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$366,135	$315,210	$50,925	16.2%
Operating income (loss)	$43,110	$(16,576)	$59,686	*
Adjusted EBITDA(1)	$71,839	$72,293	$(454)	(0.6)%
Tons sold—millions of equivalent tons	16.4	17.2	(0.8)	(4.7)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues increased 16.2% despite a 4.7% decline in tons sold during the nine months ended September 30, 2018 compared to the same period in 2017. Pricing increases, particularly at the Coal Valley mine as discussed in "Recent Trends and Activities" above, as well as higher volumes at the Coal Valley mine were partially offset by lower volume period-over-period across the segment.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Operating income (loss) improved by $59.7 million primarily due to the increase in revenues described previously as well as lower DD&A expense resulting from fully depreciated equipment.
Adjusted EBITDA for the nine months ended September 30, 2018 was relatively flat compared to the same period in 2017 due to the inclusion of the $52.5 million in loan and lease receivable collection in the first quarter of 2017, which increased 2017 Adjusted EBITDA at nearly the same rate as the period-over-period increase in revenues. See "Recent Trends and Activities" for further information on the loan and lease receivable collection.
Coal - WMLP Segment Operating Results

	Nine Months Ended September 30,		Increase / (Decrease)
	2018	2017	$	%
	(In thousands, except tons data)
Revenues	$194,887	$241,462	$(46,575)	(19.3)%
Operating (loss) income	$(90,168)	$18,324	$(108,492)	*
Adjusted EBITDA(1)	$22,033	$52,896	$(30,863)	(58.3)%
Tons sold—millions of equivalent tons	4.4	5.6	(1.2)	(21.4)%
____________________

(1)	Adjusted EBITDA, a non-GAAP measure, is defined and reconciled to net loss at the end of this “Results of Operations” section.
* Not meaningful.

Revenues decreased 19.3% on 21.4% fewer coal tons sold during the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. This decline was primarily driven by pressured volumes in our Ohio market and, to a lesser extent, by volume declines from the Kemmerer mine. These declines were partially offset by stronger pricing at the Kemmerer mine in Wyoming and revenue related to an advanced bonus payment from an oil and gas lease received in the second quarter of 2018.
During the nine months ended September 30, 2018, we generated an operating loss of $90.2 million. This compares to operating income of $18.3 million in the nine months ended September 30, 2017. This $108.5 million decline period-over-period was driven primarily by an impairment charge of $77.7 million related to our Ohio Operations (see Note 6 - Loss On Impairment). The period-over-period decline was also impacted by a decrease in revenues described above, an increase in selling, general and administrative expense related to advisory fees discussed above in "Recent Trends and Activities," and increased per-ton costs related to mining in a more difficult area at the Kemmerer mine, increased wages and higher fuel costs.
Adjusted EBITDA decreased to $22.0 million compared to $52.9 million for the nine months ended September 30, 2018 and 2017, respectively. This decrease was driven by declines in revenues and increased per-ton costs, as discussed previously, partially offset by decreases in cost of sales (excluding DD&A) resulting from lower sales volume. Adjusted EBITDA excludes the impact of loss on impairment, DD&A expense and the advisory fees discussed above.
Non-GAAP Financial Measures
Adjusted EBITDA
EBITDA is defined as earnings before interest expense, interest income, income taxes, depreciation, depletion, amortization and accretion expense. Adjusted EBITDA is defined as EBITDA before certain charges to income such as advisory fees, loss on impairment, gains and/or losses on extinguishment of debt, foreign exchange, derivatives and the sale or disposal of assets, as well as customer payments received under loan and lease receivables, share based compensation, and other items which are not considered part of earnings from operations for comparison purposes to other companies’ normalized income. Adjusted EBITDA is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is a key metric used by us to assess our operating performance and as a basis for strategic planning and forecasting and we believe that Adjusted EBITDA is useful to an investor in evaluating our operating performance because this measure:
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

Reconciliation of Adjusted EBITDA to Net Income (Loss) - Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(41,485)	$(12,475)	$(253,124)	$(88,877)
Income tax expense (benefit)	289	(256)	(457)	(1,030)
Interest income	(1,513)	(1,012)	(3,730)	(2,942)
Interest expense	32,769	30,017	93,668	89,388
Depreciation, depletion and amortization	26,693	38,066	79,124	114,131
Accretion of asset retirement obligations	8,700	11,358	26,002	33,796
Amortization of intangible assets and liabilities	—	(267)	—	(801)
EBITDA	25,453	65,431	(58,517)	143,665
Advisory fees(1)	15,633	1,849	35,858	2,774
Loss on impairment	—	—	143,324	—
(Gain) loss on extinguishment of debt	(17)	—	1,821	—
Loss (gain) on foreign exchange	1,070	1,733	(505)	3,337
Customer payments received under loan and lease receivables(2)	—	—	—	50,489
Derivative gain	—	(4,667)	—	(6,571)
(Gain) loss on sale/disposal of assets and other adjustments	(1,313)	3,875	(2,986)	4,396
Share-based compensation	(15)	1,366	1,845	3,846
Adjusted EBITDA	$40,811	$69,587	$120,840	$201,936
____________________

(1)
Amount represents fees paid to financial and legal advisors related to the assessment of the Company’s capital structure. These advisors, together with the Company's management and board of directors, are developing and evaluating options to optimize the Company’s overall capital structure.

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

Reconciliation of Adjusted EBITDA to Net Income (Loss) by Segment	Three Months Ended September 30, 2018
	Coal - U.S.	Coal - Canada	Coal - WMLP	Power	Heritage	Corporate	Consolidated
	(In thousands)
Net income (loss)	$11,904	$5,771	$(17,308)	$—	$(2,944)	$(38,908)	$(41,485)
Income tax expense	11	6	—	—	—	272	289
Interest income	(801)	(297)	(245)	—	(146)	(24)	(1,513)
Interest expense	124	2,932	12,140	—	—	17,573	32,769
Depreciation, depletion and amortization	12,699	7,469	6,470	—	—	55	26,693
Accretion of asset retirement obligation	5,128	1,756	1,816	—	—	—	8,700
Amortization of intangible assets and liabilities	—	—	—	—	—	—	—
EBITDA	29,065	17,637	2,873	—	(3,090)	(21,032)	25,453
Advisory fees(1)	—	757	2,658	—	—	12,218	15,633
Gain on extinguishment of debt	—	(17)	—	—	—	—	(17)
Loss (gain) on foreign exchange	—	1,093	—	—	—	(23)	1,070
(Gain) loss on sale/disposal of assets and other adjustments	(179)	65	(1,244)	—	(26)	71	(1,313)
Share-based compensation	—	3	—	—	—	(18)	(15)
Adjusted EBITDA	$28,886	$19,538	$4,287	$—	$(3,116)	$(8,784)	$40,811
____________________

(1)
Amount represents fees paid to financial and legal advisors related to the assessment of the Company’s capital structure. These advisors, together with the Company's management and board of directors, are developing and evaluating options to optimize the Company’s overall capital structure.

Reconciliation of Adjusted EBITDA to Net Income (Loss) by Segment	Three Months Ended September 30, 2017
	Coal - U.S.	Coal - Canada	Coal - WMLP	Power	Heritage	Corporate	Consolidated
	(In thousands)
Net income (loss)	$12,622	$(4,957)	$(1,360)	$1,999	$(3,501)	$(17,278)	$(12,475)
Income tax expense (benefit)	—	32	—	—	—	(288)	(256)
Interest income	(523)	(109)	(222)	(65)	(93)	—	(1,012)
Interest expense	2,874	3,795	10,990	90	—	12,268	30,017
Depreciation, depletion and amortization	19,826	8,590	9,691	—	—	(41)	38,066
Accretion of asset retirement obligation	6,862	3,138	1,336	22	—	—	11,358
Amortization of intangible assets and liabilities	—	—	—	(267)	—	—	(267)
EBITDA	41,661	10,489	20,435	1,779	(3,594)	(5,339)	65,431
Advisory fees(1)	—	—	589	—	—	1,260	1,849
Loss on foreign exchange	—	1,733	—	—	—	—	1,733
Derivative gain	—	—	—	(4,667)	—	—	(4,667)
Loss (gain) on sale/disposal of assets and other adjustments	144	367	66	3,319	(6)	(15)	3,875
Share-based compensation	199	201	83	6	—	877	1,366
Adjusted EBITDA	$42,004	$12,790	$21,173	$437	$(3,600)	$(3,217)	$69,587
____________________

(1)
Amount represents fees paid to financial and legal advisors related to the assessment of the Company’s capital structure. These advisors, together with the Company's management and board of directors, are developing and evaluating options to optimize the Company’s overall capital structure.

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Reconciliation of Adjusted EBITDA to Net Income (Loss) by Segment	Nine Months Ended September 30, 2018
	Coal - U.S.	Coal - Canada	Coal - WMLP	Power	Heritage	Corporate	Consolidated
	(In thousands)
Net (loss) income	$(48,650)	$34,620	$(123,945)	$—	$(9,334)	$(105,815)	$(253,124)
Income tax expense (benefit)	88	41	—	—	—	(586)	(457)
Interest income	(1,867)	(723)	(743)	—	(360)	(37)	(3,730)
Interest expense	3,726	9,786	35,099	—	—	45,057	93,668
Depreciation, depletion and amortization	33,042	22,172	23,824	—	—	86	79,124
Accretion of asset retirement obligation	15,380	5,255	5,367	—	—	—	26,002
EBITDA	1,719	71,151	(60,398)	—	(9,694)	(61,295)	(58,517)
Advisory fees(1)	—	1,051	7,309	—	—	27,498	35,858
Loss on impairment	65,649	—	77,675	—	—	—	143,324
Loss on extinguishment of debt	560	368	—	—	—	893	1,821
Gain on foreign exchange	—	(474)	—	—	—	(31)	(505)
(Gain) loss on sale/disposal of assets and other adjustments	(141)	(468)	(2,605)	—	(18)	246	(2,986)
Share-based compensation	120	211	52	—	—	1,462	1,845
Adjusted EBITDA	$67,907	$71,839	$22,033	$—	$(9,712)	$(31,227)	$120,840
____________________

(1)
Amount represents fees paid to financial and legal advisors related to the assessment of the Company’s capital structure. These advisors, together with the Company's management and board of directors, are developing and evaluating options to optimize the Company’s overall capital structure.

Reconciliation of Adjusted EBITDA to Net Income (Loss) by Segment	Nine Months Ended September 30, 2017
	Coal - U.S.	Coal - Canada	Coal - WMLP	Power	Heritage	Corporate	Consolidated
	(In thousands)
Net income (loss)	$13,730	$(28,382)	$(12,529)	$774	$(10,839)	$(51,631)	$(88,877)
Income tax expense (benefit)	—	189	—	—	—	(1,219)	(1,030)
Interest income	(1,407)	(397)	(660)	(157)	(304)	(17)	(2,942)
Interest expense	10,009	10,999	32,120	272	—	35,988	89,388
Depreciation, depletion and amortization	58,469	25,627	30,152	—	—	(117)	114,131
Accretion of asset retirement obligation	20,694	9,029	4,008	65	—	—	33,796
Amortization of intangible assets and liabilities	—	—	—	(801)	—	—	(801)
EBITDA	101,495	17,065	53,091	153	(11,143)	(16,996)	143,665
Advisory fees(1)	—	—	589	—	—	2,185	2,774
Loss on foreign exchange	—	3,337	—	—	—	—	3,337
Customer payments received under loan and lease receivables(2)	—	50,489	—	—	—	—	50,489
Derivative gain	—	—	—	(6,571)	—	—	(6,571)
Loss (gain) on sale/disposal of assets and other adjustments	752	889	(948)	3,319	89	295	4,396
Share-based compensation	582	513	164	22	—	2,565	3,846
Adjusted EBITDA	$102,829	$72,293	$52,896	$(3,077)	$(11,054)	$(11,951)	$201,936
____________________

(1)
Amount represents fees paid to financial and legal advisors related to the assessment of the Company’s capital structure. These advisors, together with the Company's management and board of directors, are developing and evaluating options to optimize the Company’s overall capital structure.

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
Liquidity and Capital Resources
Liquidity
We had the following liquidity as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents	$93.6	$103.2
Revolver availability	—	28.7
Undrawn Bridge Loan capacity	20.0	—
Total	$113.6	$131.9

We conduct our operations through subsidiaries. We have significant cash requirements to fund our debt obligations, ongoing heritage health benefit costs, pension contributions and corporate overhead expenses. Our business is also capital intensive and requires substantial capital expenditures for, among other things, purchasing, maintaining and upgrading equipment used in developing and mining our coal, and acquiring reserves. Historically, our principal sources of cash are distributions from our operating subsidiaries. The cash at all of our subsidiaries is immediately available, except for cash at WMLP ($25.8 million and $36.7 million as of September 30, 2018 and December 31, 2017, respectively). The cash at WMLP is governed as described in Note 7 - Debt And Lines Of Credit.

As discussed further in Note 7 - Debt And Lines Of Credit, the Company's Revolver was extinguished on May 21, 2018. As such, there was no Revolver availability as of September 30, 2018.

On October 9, 2018, we entered into the RSA with members of an ad hoc group of lenders (the "Ad Hoc Group"), as descried previously in "Recent Trends and Activities." To implement the RSA, we filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. We have filed a series of first day motions with the Bankruptcy Court that seek authorization to continue to conduct our business without interruption. These motions are designed primarily to minimize the effect of bankruptcy on our operations, customers and employees. We expect ordinary course operations to continue substantially uninterrupted during and after the consummation of the Chapter 11 reorganization process.
In connection with the Chapter 11 petitions, we filed a motion (the "DIP Motion") seeking, among other things, interim and final approval of debtor-in-possession ("DIP") financing, as described further in Note 1 - Basis Of Presentation. The DIP financing, which remains subject to final approval by the Bankruptcy Court, provides us with a $110 million superpriority senior DIP term loan agreement to be used to (i) refinance approximately $90 million in outstanding principal obligations related to the Bridge Loan, (ii) pay certain costs, fees and expenses related to the Chapter 11 filing, (iii) make payments in respect of certain "adequate protection" obligations and (iv) fund working capital needs, capital improvements and expenditures of ours and our subsidiaries. See Note 1 - Basis Of Presentation for a further explanation of the DIP facility and its terms.
Debt Obligations
See Note 7 - Debt And Lines Of Credit for a description of our different debt facilities as of September 30, 2018. See Note 1 - Basis Of Presentation for a further explanation of the DIP facility, as briefly described above, and its terms.
Covenant Compliance
As of November 1, 2018, the Company was in default under certain of its debt instruments. The October 9, 2018 petitions under Chapter 11 constitute an event of default that accelerated our obligations under the Term Loan and 8.75% Notes. Additionally, the petitions constituted a “termination event” under certain forbearances, as described more fully in Note 1 - Basis Of Presentation. Other events of default, including cross-defaults, are present, including the receipt of a going concern explanatory paragraph from our independent registered public accounting firm on our consolidated financial statements. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against us as a result of an

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

event of default. See Note 1 - Basis Of Presentation "Ability to Continue as a Going Concern" for further discussion.
Restricted Group and Unrestricted Group Results
Under the indenture governing the 8.75% Notes and the Term Loan, and as of September 30, 2018, Westmoreland Resources GP, LLC, WMLP and all of WMLP’s subsidiaries are designated as "unrestricted subsidiaries" (the "Unrestricted Group"). All of our other subsidiaries are "restricted subsidiaries" (the "Restricted Group"). Only the Restricted Group provides credit support for our obligations under the 8.75% Notes and the Term Loan. The Unrestricted Group is not subject to any of the restrictive covenants in the 8.75% Notes or the Term Loan. Conversely, the Restricted Group are not obligors of the WMLP Term Loan and such indebtedness is non-recourse to the Restricted Group and its assets.
The 8.75% Notes require summary information for the Restricted Group and Unrestricted Group provided as follows:

	Restricted Group	Unrestricted Group	Total
	(In thousands)
Balance sheet as of September 30, 2018:
Cash and cash equivalents	$67,785	$25,805	$93,590
Total current assets	320,399	67,472	387,871
Total assets	1,238,249	229,608	1,467,857
Total current liabilities	992,913	376,679	1,369,592
Total debt	763,515	334,014	1,097,529
Total liabilities	1,775,341	415,414	2,190,755

Statement of operations for the nine months ended September 30, 2018:
Revenues	$705,993	$194,887	$900,880
Operating costs and expenses	770,751	285,055	1,055,806
Operating loss	(64,758)	(90,168)	(154,926)
Other expense	(64,878)	(33,777)	(98,655)
Loss before income taxes	(129,636)	(123,945)	(253,581)
Income tax benefit	(457)	—	(457)
Net loss	(129,179)	(123,945)	(253,124)
Less net loss attributable to noncontrolling interest	(6,927)	—	(6,927)
Net loss attributable to the Parent company	$(122,252)	$(123,945)	$(246,197)
Adjusted EBITDA	$98,807	$22,033	$120,840
Non-Guarantor Restricted Subsidiaries' Results
The 8.75% Notes require summary information for WRMI (the “Non-Guarantor Restricted Subsidiary”) as follows:

	September 30, 2018	Percent of Consolidated Total
	(In thousands)
Total assets	$4,476	0.3%
Total debt	$—	—%
Total liabilities	$2,774	0.1%

	Nine Months Ended September 30, 2018	Percent of Consolidated Total
	(In thousands)
Revenues	$—	—%
Adjusted EBITDA	$(1,255)	(1.0)%

WESTMORELAND COAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT.)

Historical Sources and Uses of Cash
The following table summarizes net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash provided by (used in):
Operating activities	$8,591	$21,154
Investing activities	(22,166)	16,025
Financing activities	11,270	(54,088)
Period-over-period cash flows from operating activities decreased by approximately $12.6 million. This decrease in operating cash flows was primarily driven by a higher net loss (exclusive of loss on impairment) during the nine months ended September 2018, as discussed in "Results of Operations," increases in inventories and the change in other assets and liabilities, partially offset by the collection of previously unbilled revenues and the timing of interest payments. Period-over-period cash flows from investing activities decreased by approximately $38.2 million. This decrease in investing cash flows was primarily driven by the non-recurrence of receipts from loan and lease receivables of $50.5 million, partially offset by a decrease in purchases of restricted investments. Period-over-period cash flows from financing activities increased by approximately $65.4 million. This increase in financing cash flows was due to the net borrowings of the Bridge Loan for the nine months ended September 30, 2018, partially offset by an increase in principal repayments of $8.7 million and a reduction in net borrowings on the revolving lines of credit of $13.9 million.
Asset Retirement Obligations and Related Assets Available to Fund Obligations
Our asset retirement obligations as of September 30, 2018, by segment, are presented in the table below. Asset retirement obligations are discounted based on our credit-adjusted risk-free interest rates.

Asset Retirement Obligations
(In thousands)
Coal - U.S.	$300,281
Coal - Canada	119,872
Coal - WMLP	40,352
Power	2,914
Total	$463,419
Our projected undiscounted, uninflated raw costs of final reclamation and related restricted investments, reclamation deposits, reclamation bond collateral and customer obligations for final reclamation as of September 30, 2018 were as follows:

	Projected Final Reclamation Costs	Reclamation Deposits	Restricted Investments and Bond Collateral	Customer Obligations for Final Reclamation
	(In thousands)
Coal - U.S.	$486,939	$82,630	$17,251	$309,377
Coal - Canada	186,019	—	54,372	—
Coal - WMLP	66,815	—	35,952	—
Power	3,761	—	—	—
Total	$743,534	$82,630	$107,575	$309,377
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

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2018. Disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.
Additionally, there have been no changes in internal control over financial reporting that occurred during the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have disclosed under the heading “Risk Factors” in our 2017 Form 10-K, the risk factors that we believe materially affect our business, financial condition and/or results of operations. Other than the risk factors listed below, there have been no material changes with respect to the Company's risk factors previously disclosed. You should carefully consider the risk factors set forth below and in the 2017 Form 10-K, as well as the other information set forth elsewhere in this Quarterly Report. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We are subject to the risks and uncertainties associated with Chapter 11 proceedings.
For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to develop, confirm and consummate a Chapter 11 plan of reorganization;

•	our ability to obtain court approval with respect to motions filed in the Chapter 11 Cases from time to time;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan of reorganization, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to a proceeding under Chapter 7 of the Bankruptcy Code (“Chapter 7”); and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 Cases could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 Cases that may be inconsistent with our plans.
Operating under Bankruptcy Court protection for a long period of time may harm our business.
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. The Chapter 11 Cases also require us to seek debtor-in-possession financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in us could become further devalued or become worthless.
Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 Cases.
The Restructuring Support Agreement contemplates that our outstanding equity will be cancelled in our Chapter 11 Cases.
We have a significant amount of indebtedness that is senior to our outstanding equity in our capital structure. The RSA provides that our outstanding equity will be cancelled in our Chapter 11 Cases and will be entitled to a limited recovery, if any. Any trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our equity.
We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our Chapter 11 plan of reorganization.
Prior to filing the Chapter 11 Cases, we entered into the RSA with certain of our creditors. The restructuring transactions contemplated by the RSA will be effectuated through a Chapter 11 plan of reorganization. However, we may not receive the requisite acceptances of constituencies in the Chapter 11 Cases to confirm our Chapter 11 plan of reorganization. Even if the requisite acceptances of the Chapter 11 plan of reorganization are received, the Bankruptcy Court may not confirm our plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims).
If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the anticipated Chapter 11 Cases, such as confirmation of the Chapter 11 plan of reorganization and effectiveness of such plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.
If the Restructuring Support Agreement is terminated, our ability to confirm and consummate a Chapter 11 plan of reorganization could be materially and adversely affected.
The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated, each of the parties thereto will be released from their obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Chapter 11 plan of reorganization by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Chapter 11 plan of reorganization. If the Chapter 11 plan of reorganization is not consummated, there can be no assurance that any new plan of reorganization would be as favorable to holders of claims as the current plan.
Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and there is substantial doubt regarding our ability to continue as a going concern.
Even if a Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as further deterioration in economic conditions, changes in our industry, changes in demand for our coal and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, we cannot guarantee that any Chapter 11 plan of reorganization will achieve our stated goals.
In addition, at the outset of the Chapter 11 Cases, the Bankruptcy Code gives the Debtors the exclusive right to propose a plan of reorganization and prohibits creditors, equity security holders and others from proposing a plan. Accordingly, we currently have the exclusive right to propose a plan of reorganization. If that right is terminated, however, or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of a plan of reorganization in order to achieve our stated goals.
Furthermore, even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.
As a result of the entry into the Chapter 11 Cases, even with the creditor support for the restructuring under the RSA, there is substantial doubt regarding our ability to continue as a going concern. As a result, we cannot give any assurance of our ability to continue as a going concern, even if a plan of reorganization is confirmed.
Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from our Chapter 11 Cases.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan of reorganization or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.
During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from the Chapter 11 Cases, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.
We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to October 9, 2018, or before confirmation of a plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of such plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
We may experience increased levels of employee attrition as a result of the Chapter 11 Cases.
As a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.
In certain instances, a Chapter 11 proceeding may be converted to a proceeding under Chapter 7.
There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases.
If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 Cases to proceedings under Chapter 7. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
Our common stock was delisted from trading on the Nasdaq, is no longer listed on a national securities exchange and is quoted only in the over-the-counter market, which could negatively affect the price and liquidity of our common stock.
As disclosed in our Current Report on Form 8-K filed April 16, 2018, we received a notification of deficiency from the Listing Qualifications Department of the Nasdaq based on the Company’s failure to pay certain fees required by Listing Rule 5250(f). Nasdaq has informed the Company that as a result of this deficiency, the Company will be delisted unless the Company appeals Nasdaq’s decision. We have not appealed Nasdaq’s decision, resulting in the suspension of trading of our common stock effective April 25, 2018, and formal delisting of our common stock on June 6, 2018. The Company’s common stock currently trades on the OTC Pink Marketplace under the ticker symbol “WLBAQ.”
We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of the common stock will be sufficient to provide for an efficient trading market or whether quotes for the common stock will continue on this market in the future.
The OTC Pink Marketplace is a significantly more limited market than the Nasdaq, and the quotation of our common stock on the OTC Pink Marketplace may result in a less liquid market available for existing and potential shareholders to trade our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future or that we will be able to relist our common stock on a national securities exchange. In connection with the delisting of our common stock, there may also be other negative implications, including the potential loss of confidence in us by suppliers, customers and employees and the loss of institutional investor interest in our common stock.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not make any sales of its common stock during the three months ended September 30, 2018.

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

ITEM 6	— EXHIBITS
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-11155	3.1	7/31/2015
3.2	Amended and Restated Bylaws	8-K	001-11155	3.1	2/25/2015
3.3	Amendment Number One to the Amended and Restated Bylaws of Westmoreland Coal Company	8-K	001-11155	3.1	5/18/2016
4.1	Amendment No. 1 to the 382 Rights Agreement, dated August 10, 2018, by and among Westmoreland Coal Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent.	8-K	001-11155	4.1	8/16/2018
4.2	Interim Order Approving Notification and Hearing Procedures for Certain Transfers of and Declarations of Worthlessness with Respect to Common Stock [Docket No. 79]	8-K	001-11155	4.1	10/10/2018
10.1
First Amendment to Bridge Loan Credit Agreement, dated as of September 7, 2018, by and among Westmoreland Coal Company, Prairie Mines & Royalty ULC, Westmoreland San Juan, LLC, certain subsidiaries of Westmoreland Coal Company, as guarantors, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent.
						X
10.2	Second Amendment to Bridge Loan Credit Agreement, dated as of September 7, 2018, by and among Westmoreland Coal Company, Prairie Mines & Royalty ULC, Westmoreland San Juan, LLC, certain subsidiaries of Westmoreland Coal Company, as guarantors, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent.	8-K	001-11155	10.1	9/11/2018
10.3	Restructuring Support Agreement, dated as of October 9, 2018, by and among the Debtors and Consenting Stakeholders (as defined therein)	8-K	001-11155	10.1	10/09/2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
95.1	Mine Safety Disclosure					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Document					X

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

WESTMORELAND COAL COMPANY

Date:	November 1, 2018	/s/ Gary A. Kohn
Gary A. Kohn
Chief Financial Officer (Principal Financial Officer and A Duly Authorized Officer)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED BALANCE SHEETS
(Parent Company Information - See Notes to Schedule I Condensed Financial Statements)

	September 30, 2018	December 31, 2017
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$36,055	$6,942
Receivables:
Intercompany receivable	—	30,634
Other	1,047	2,150
Total receivables	1,047	32,784
Other current assets	11,477	1,051
Total current assets	48,579	40,777
Property, plant and equipment:
Plant and equipment	2,650	2,558
Less accumulated depreciation and amortization	1,223	1,326
Net property, plant and equipment	1,427	1,232
Restricted investments	17,261	16,497
Investment in subsidiaries	282,513	343,226
Intercompany receivable	141,204	156,204
Other assets	5,104	5,710
Total Assets	$496,088	$563,646
Liabilities and Shareholders’ Deficit
Current liabilities:
Current installments of long-term debt	$742,154	$651,142
Accounts payable and accrued expenses:
Trade and other accrued liabilities	20,780	17,536
Interest payable	39,031	15,541
Postretirement medical benefits	12,275	12,275
Other current liabilities	75,701	1,035
Total current liabilities	889,941	697,529
Long-term debt, less current installments	500	500
Postretirement medical benefits, less current portion	259,077	257,559
Pension and SERP obligations, less current portion	37,032	39,209
Intercompany payable	8,757	9,820
Other liabilities	23,679	23,807
Total liabilities	1,218,986	1,028,424
Shareholders’ deficit:
Common stock	188	188
Other paid-in capital	252,338	250,494
Accumulated other comprehensive loss	(165,493)	(158,699)
Accumulated deficit	(798,491)	(552,263)
Total shareholders’ deficit	(711,458)	(460,280)
Noncontrolling interests in consolidated subsidiaries	(11,440)	(4,498)
Total deficit	(722,898)	(464,778)
Total Liabilities and Shareholders' Deficit	$496,088	$563,646

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Information - See Notes to Schedule I Condensed Financial Statements)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenues	$—	$—	$—	$—
Cost, expenses and other:
Cost of sales	—	675	—	1,884
Depreciation, depletion and amortization	130	118	459	350
Selling and administrative	20,755	5,744	58,352	18,935
Heritage health benefit expenses	904	1,045	2,707	3,037
	21,789	7,582	61,518	24,206
Operating loss	(21,789)	(7,582)	(61,518)	(24,206)
Other income (expense):
Interest expense	(20,440)	(15,571)	(54,124)	(45,926)
Loss on extinguishment of debt	—	—	(892)	—
Interest income	3,008	3,402	9,370	10,260
Other expense	(702)	(2,739)	(6,855)	(8,438)
	(18,134)	(14,908)	(52,501)	(44,104)
Loss before income taxes and loss of consolidated subsidiaries	(39,923)	(22,490)	(114,019)	(68,310)
Equity in (loss) income of consolidated subsidiaries	(1,290)	9,725	(139,692)	(21,788)
Loss before income taxes	(41,213)	(12,765)	(253,711)	(90,098)
Income tax expense (benefit)	272	(290)	(587)	(1,221)
Net loss	(41,485)	(12,475)	(253,124)	(88,877)
Less net loss attributable to noncontrolling interest	(945)	(78)	(6,927)	(715)
Net loss attributable to the Parent company	$(40,540)	$(12,397)	$(246,197)	$(88,162)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Parent Company Information - See Notes to Schedule I Condensed Financial Statements)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(41,485)	$(12,475)	$(253,124)	$(88,877)
Other comprehensive income (loss)
Pension and other postretirement plans:
Amortization of accumulated actuarial gains and prior service costs, pension	264	588	503	1,765
Adjustments to accumulated actuarial gains and transition obligations, pension	(141)	(112)	(186)	189
Amortization of accumulated actuarial gains, transition obligations, and prior service costs, postretirement medical benefits	171	964	2,109	2,893
Tax effect of other comprehensive loss (income)	144	(684)	(758)	(2,889)
Foreign currency translation adjustment gain (loss)	4,692	9,426	(7,852)	17,455
Unrealized and realized (losses) gains on available-for-sale debt securities	(334)	278	(611)	1,474
Other comprehensive income (loss), net of income taxes	4,796	10,460	(6,795)	20,887
Comprehensive loss	(36,689)	(2,015)	(259,919)	(67,990)
Less: Comprehensive loss attributable to noncontrolling interest	(945)	(78)	(6,927)	(715)
Comprehensive loss attributable to Parent company	$(35,744)	$(1,937)	$(252,992)	$(67,275)

WESTMORELAND COAL COMPANY
SCHEDULE I — CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Information - See Notes to Schedule I Condensed Financial Statements)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(253,124)	$(88,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	459	350
Share-based compensation	1,460	2,970
Amortization of deferred financing costs	3,576	3,944
Loss on extinguishment of debt	536	—
Gain on foreign exchange	(7)	(1)
Equity in loss of subsidiaries	139,692	21,788
Distributions received from subsidiaries	—	36
Other	89	192
Changes in operating assets and liabilities:
Receivables	1,103	1,332
Accounts payable and accrued expenses	3,244	(8,552)
Other assets and liabilities	14,894	(1,298)
Net cash used in operating activities	(88,078)	(68,116)
Cash flows from investing activities:
Additions to property, plant and equipment	(567)	(1,156)
Proceeds from sales of restricted investments	2,529	4,154
Purchases of restricted investments	(3,402)	(4,442)
Net cash used in investing activities	(1,440)	(1,444)
Cash flows from financing activities:
Borrowings from long-term debt, net of debt discount	86,700	—
Repayments of long-term debt	—	(2,466)
Borrowings on revolving lines of credit	114,400	217,100
Repayments on revolving lines of credit	(114,400)	(212,560)
Debt issuance costs and other refinancing costs	(2,664)	—
Transactions with Parent/affiliates	34,595	57,230
Net cash provided by financing activities	118,631	59,304
Net increase (decrease) in cash and cash equivalents	29,113	(10,256)
Cash and cash equivalents, beginning of period	6,942	10,256
Cash and cash equivalents, end of period	$36,055	$—

WESTMORELAND COAL COMPANY
NOTES TO SCHEDULE I CONDENSED FINANCIAL STATEMENTS
Parent Company Information

1.LONG-TERM DEBT AND LINES OF CREDIT
The amounts outstanding under the Parent's debt consisted of the following as of the dates indicated:

	Total Debt Outstanding
	September 30, 2018	December 31, 2017
	(In thousands)
Bridge Loan	$90,000	$—
8.75% Notes	350,000	350,000
Term Loan	319,773	320,595
Other debt	500	500
Total debt	760,273	671,095
Less debt discount and issuance costs, net	(17,619)	(19,453)
Less current installments	(742,154)	(651,142)
Total non-current debt	$500	$500
The following table presents remaining aggregate contractual debt maturities of all debt for the Parent:

September 30, 2018
Maturities(1)	(In thousands)
2018	$2,966
2019	93,288
2020	314,019
2021	—
2022	350,000
Thereafter	—
Total debt	$760,273
____________________
(1) Debt obligations are scheduled based on their contractual maturities and are not reflective of any potential accelerations discussed in Note 7 - Debt And Lines Of Credit.

For details on the Bridge Loan, 8.75% Notes and Term Loan debt facilities, see Note 7 - Debt And Lines Of Credit.